Form 10-K
period 2019-12-31
FLUOR CORP
filed 2020-09-25
CIK 1124198

FLUOR CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to

Commission file number:	1-16129
FLUOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		33-0927079
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

6700 Las Colinas Boulevard
Irving,	Texas	75039
(Address of principal executive offices)		(Zip Code)
469-398-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	FLR	New York Stock Exchange
Preferred Stock Purchase Rights	FLR	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of June 28, 2019, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4.7 billion based on the closing sale price as reported on the New York Stock Exchange.
As of August 31, 2020, 140,565,020 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

FLUOR CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2019

i

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2019 10-K	Annual Report on Form 10-K for the year ended December 31, 2019
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Corporate G&A	Corporate general and administrative expense
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
FFS	Fluor Federal Solutions, LLC
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
NCI	Noncontrolling interests
NuScale	NuScale Power, LLC
OCI	Other comprehensive income (loss)
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
Stork	Stork Holding B.V. and subsidiaries; Acquired by Fluor in 2016
VDI	Value Driver Incentive
VIE	Variable interest entity
Forward-Looking Information
From time to time, Fluor® Corporation makes certain comments and disclosures in reports and statements, including this 2019 10-K, or statements are made by its officers or directors, that, while based on reasonable assumptions, may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a "safe harbor" may be provided to us for certain of these forward-looking statements. We wish to caution readers that forward-looking statements, including disclosures which use words such as the company "will, "may," "could," "should" "believes," "anticipates," "plans," "expects," "intends," "estimates," "projects," "potential," "continue" and similar statements are subject to various risks and uncertainties which could cause actual results of operations to differ materially from expectations.
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
Due to known and unknown risks, our actual results may differ materially from our present expectations or projections. While most risks affect only future cost or revenue anticipated by us, some risks may relate to accruals that have already been reflected in earnings. Our failure to receive payments of expected amounts or the incurrence of liabilities in excess of amounts expected could result in charges against future earnings. As a result, the reader is cautioned to recognize and consider the inherently uncertain nature of forward-looking statements and not to place undue reliance on them.
These factors include those referenced or described in this 2019 10-K (including in "Item 1A. — Risk Factors"). We cannot control all risks and uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

Defined Terms
Except as the context otherwise requires, the terms "Fluor" or the "Registrant" as used herein are references to Fluor Corporation and its predecessors and references to the "company," "we," "us," or "our" as used herein shall include Fluor Corporation, its consolidated subsidiaries and joint ventures.

Explanatory Note
Previously Issued Financial Information
On September 8, 2020, management, in consultation with the Audit Committee of the Board of Directors, concluded that our previously issued financial statements for the years ended December 31, 2018, 2017 and 2016 and each of our previously issued unaudited quarterly financial statements for 2018 and 2019 should no longer be relied upon due to errors that are described further below, and that we would restate to correct the financial information for those periods.
Restatement Background
This document includes audited financial statements for the year ended December 31, 2019, and restated audited financial statements for the years ended December 31, 2018 and 2017, as well as restated unaudited quarterly information for the restated periods during 2019 and 2018. We have also restated certain information within this 2019 10-K, including our selected financial data at and for the year ended December 31, 2016.
As previously disclosed, during the second quarter of 2019, the company met with a number of its clients, subcontractors and suppliers in an attempt to bring resolution to a variety of matters, including outstanding disputes and claims, pending change orders, schedule extensions, accounts receivable and other project close out items. As a result of the negotiations and agreements from these meetings, and with input from our outside advisors, we recognized significant charges across the company’s three largest segments during the second quarter of 2019. We retained legal and accounting advisors to assist us in reviewing and evaluating the project charges, prior to releasing our second quarter 2019 financial results. At that time, we concluded that the project charges represented changes in estimates rather than accounting errors in our previously issued financial information based upon the evidence then available.
Special Committee Formation
As we disclosed in February and May 2020, the SEC and DOJ are conducting investigations of our past accounting and financial reporting, and, as part of their respective investigations, they have requested documents and information related to projects for which we recognized charges in the second quarter of 2019. In the course of responding to the SEC’s data requests and in conducting our own internal review in February 2020, our Board of Directors, acting upon management's recommendation, authorized an independent investigation to be led by a special committee comprised of independent directors (the “Special Committee”). The Special Committee engaged legal counsel to conduct the investigation. Legal counsel then engaged and directed forensic accounting and construction accounting experts. The Special Committee determined the scope of its investigation with its advisors, which included a comprehensive review of numerous projects and related issues, and involved an expansive review of project-related documentation and communications. There were no limitations or restrictions placed on the Special Committee or its investigation.
The Special Committee's legal and accounting advisors included more than 100 professionals. In addition, management engaged its own legal and accounting advisors and directed an extensive process subject to multiple layers of review in considering and addressing matters identified through the Special Committee's review.
The scope of the investigation included coverage of over 90% of our lump-sum contracts that were greater than $50 million in initial revenue value that were in a loss position over the last five years, and over 70% of all of the lump-sum revenue in that same time period. This review encompassed each of our EPC segments and involved conducting interviews and collecting documents across its global operations. While the initial focus was primarily on risk projects that recorded charges in the second quarter of 2019, the Special Committee expanded the investigation to include additional projects and related issues.
Special Committee Findings
The Special Committee’s review is now complete.
The Special Committee concluded that in executing a growth strategy, which coincided with our customers’ migration toward lump-sum contracts in our key segments and our customers’ shifting to a model of procurement-led contracting, our former senior management team pursued and we were awarded a larger percentage of high-risk lump-sum contracts which resulted in the company assuming a higher risk profile. The Special Committee determined that the company did not adequately enhance its operational risk framework to effectively manage the type, increased volume and higher proportion of these lump-sum contracts, and that, in some instances, our bidding, while designed to enhance the probability of winning the contracts in a competitive market, included estimates about costs and timing that, in hindsight, were at times too optimistic.

In certain instances, project teams were also not able to effectively manage the expanding and evolving risks associated with such lump-sum contracts. For example, the Special Committee found that a business line within our Government segment pursued certain projects that exceeded the experience and skill of the personnel assigned to these projects.
The Special Committee further found that in certain instances, prior business line management applied inappropriate pressure to project personnel, which pressure caused an override of our project-level controls on a project and resulted in accounting errors. Although the Special Committee’s review did not identify that prior business line management for this business unit acted under the direction of our former senior management team, the Special Committee observed that our prior chief executive officer’s management style may have fostered an environment that could have contributed to this conduct and could have served to weaken certain aspects of our otherwise strong culture of compliance. The Special Committee also identified instances where individuals made inappropriate adjustments to project estimates and reserves in immaterial amounts.
Restatement
As a result of findings from the Special Committee’s review, we have identified material errors in accounting for the Radford project that caused our financial statements for the periods described below to be materially incorrect. The errors arose from a failure to timely recognize changes in forecasted project costs and from errors in estimating variable consideration in accounting for the Radford project. As a result, the errors associated with variable consideration caused us to overstate revenue and the errors associated with forecasted costs caused us to understate cost of revenue between 2016 and September 30, 2019. We have also identified other errors that are quantitatively immaterial to previously presented annual financial information that were corrected in the restatement.
Our financial statements included as Item 8 herein contain more information about the restatement, which negatively impacted cumulative pre-tax earnings reported through September 30, 2019 by $3.8 million.
Control Considerations
In connection with the restatement, management has assessed the effectiveness of our ICFR, which resulted in the identification of material weaknesses and the conclusion that our ICFR, as well as our disclosure controls and procedures were not effective as of December 31, 2019. More information is contained in Item 9A herein.

PART I
Item 1.    Business
Fluor Corporation was incorporated in Delaware in September, 2000 prior to a reverse spin-off transaction. However, through our predecessors, we have been in business for over a century. Our principal executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas 75039, and our telephone number is (469) 398-7000.
Our common stock trades on the New York Stock Exchange under the ticker symbol "FLR".
Fluor Corporation is a holding company that owns the stock of a number of subsidiaries, as well as interests in joint ventures. Acting through these entities, we are one of the largest professional services firms providing engineering, procurement, construction, fabrication and modularization, operations, maintenance and asset integrity, as well as project management services, on a global basis. We provide these services to our clients in a diverse set of industries worldwide including oil and gas, chemicals and petrochemicals, mining and metals, infrastructure, life sciences, advanced manufacturing and advanced technologies. We are also a service provider to the U.S. federal government and governments abroad; and, we perform operations, maintenance and asset integrity activities globally for major industrial clients.
At December 31, 2019, we operated our business through five principal segments. The five segments were: Energy & Chemicals; Mining & Industrial; Infrastructure & Power; Diversified Services; and Other. Fluor Constructors International, Inc., which is organized and operates separately from the rest of our business, provides unionized management and construction services in the United States and Canada, both independently and as a subcontractor on projects in each of our segments. In the third quarter of 2019, we committed to a plan to sell substantially all of our government and equipment (“AMECO®”) businesses, which are reported as discontinued operations as of December 31, 2019, as further discussed below. In the first quarter of 2020, we decided to retain our government business, and as a result, it will no longer be reported as discontinued operations in 2020 and will be reported as the Government segment. Our plan to sell the AMECO equipment business remains unchanged. As a result, since the first quarter of 2020, our business has been divided into six principal segments.
Competitive Strengths
As a world-class provider of engineering, procurement, construction, fabrication and modularization, operations, maintenance and asset integrity, and project management services, we believe that our business model allows us the opportunity to bring to our clients on a global basis capital efficient business offerings that combine excellence in execution, safety, cost containment and experience. In that regard, we believe that our business strategies, which are based on certain of our core competencies, provide us with some significant competitive advantages:
Safety. One of our core values is our constant focus on safety. The maintenance of a safe and secure workplace is a key business driver for us and our clients. In providing our services, we strive to deliver excellent safety performance. In our experience, whether in an office or at a job-site, a safe environment decreases risks, assures a proper environment for all workers, enhances morale and improves productivity, reduces project cost and generally improves client relations. We believe that our commitment to safety is one of our most distinguishing features.
Global Execution Platform. As one of the larger U.S.-based, publicly-traded engineering, procurement, construction, fabrication, operations, maintenance and asset integrity companies, we have a global footprint with employees situated throughout the world. Our global presence allows us to build local relationships that permit us to capitalize on opportunities near these locations. We believe it also allows us to mobilize quickly to project sites around the world and to draw on our local knowledge and talent pools. We continue to form strategic alliances with local partners, leverage our supply chain expertise and emphasize local training programs. We also provide services from our distributed execution centers on a cost-efficient basis.
Excellence in Execution. We believe that our ability to execute, maintain and manage complex projects, often in geographically challenging locations, gives us a distinct competitive advantage. We strive to complete our projects meeting or exceeding all client specifications. We have continued to shift toward data-driven execution, which we expect will enhance our ability to meet our clients' needs.
Market Diversity. We serve multiple markets across a broad spectrum of industries around the globe. We feel that our market diversity is a key strength that helps to mitigate the impact of the cyclicality in the markets we serve. Just as important, our concentrated attention on market diversification should allow us to achieve more consistent growth and deliver solid returns. We believe that our continued strategy of maintaining a good mixture within our entire business portfolio permits us to both focus on our more stable business markets and to capitalize on developing our cyclical markets when the timing is appropriate.

Client Relationships. We actively pursue relationships with new clients while also building on our long-term relationships with existing clients. We believe that long-term relationships with existing, sometimes decades-old, clients serve us well by allowing us to better understand and be more responsive to their requirements. Regardless of whether our clients are new or have been with us for many years, our ability to successfully foster relationships is a key driver to the success of our business.
Risk Management. In combination with our new pursuit criteria and guidelines we believe we have the ability to assess, understand, gauge, mitigate and manage project risk, especially in difficult locations or circumstances. We have an experienced management team, and utilize a systematic and disciplined approach towards identifying, assessing and managing risks. We believe that our comprehensive approach to risk management heightens our ability to better control costs and meet schedule, which in turn leads to clients who are satisfied with the delivered product.
General Operations
Our services fall into six broad categories: engineering and design; procurement; construction; fabrication and modularization; operations, maintenance and asset integrity; and project management. Our services can range from basic consulting activities, often at the early stages of a project, to complete design-build, operations and maintenance contracts.

•
In engineering and design, we develop solutions to address our clients’ most complex problems. Our engineering services range from traditional engineering disciplines such as piping, mechanical, electrical, control systems, civil, structural and architectural to advanced engineering specialties including process engineering, chemical engineering, simulation, integrated automation processes and interactive 3-D modeling. Through our design solutions, we can provide clients with varied offerings which can include front-end engineering, conceptual design, estimating, feasibility studies, permitting, process simulation, technology and licensing evaluation, scope definition and siting. Our engineering and design solutions are intended to align each project’s function, scope, cost and schedule in concert with client objectives in order to optimize project success.

•
Our procurement organization offers procurement and supply chain solutions aimed at improving product quality and performance while also reducing project cost and schedule. Our clients can benefit from our global sourcing and supply expertise, global purchasing power, technical knowledge, processes, systems and experienced global resources. Our procurement activities include strategic sourcing, material management, contracts management, buying, expediting, supplier quality inspection and logistics.

•
In construction, we mobilize, execute, commission and demobilize projects on a self-perform or subcontracted basis. Generally, we are responsible for the completion of a project, often in difficult locations and under challenging circumstances. We are frequently designated as a program manager, and serve as such without regard to whether the client has facilities in multiple locations, complex phases in a single project location, or a large-scale investment in a facility.

•
We also provide a variety of fabrication and modularization services, including integrated engineering and modular fabrication and assembly, as well as modular construction and asset support services to clients around the globe from our joint venture yards. By operating our own fabrication yards in key regions of the world, our off-site fabrication solutions can help our clients achieve cost and schedule savings by reducing on-site craft needs and shifting work to inherently safer and more controlled work environments.

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

•
Project management is the primary responsibility of managing all aspects of the effort to deliver projects on schedule and within budget, and is critical on every project. We are often hired as the overall program manager on large complex projects where various contractors and subcontractors are involved and multiple activities need to be integrated to ensure the success of the overall project. Project management services include logistics, development of project execution plans, detailed schedules, cost forecasts, progress tracking and reporting, and the integration of the engineering, procurement and construction efforts. Project management is accountable to the client to deliver the safety, functionality and financial performance requirements of the project.
At December 31, 2019, we operated our business through five principal business segments, which are described below. In light of our decision to retain our government business, since the first quarter of 2020 we have operated our business through six principal business segments, and beginning with the first quarter of 2020 our government business will be reported as the Government segment.
Energy & Chemicals
Our Energy & Chemicals segment focuses on opportunities in the upstream, midstream, downstream, chemical, petrochemical, offshore and onshore oil and gas production, liquefied natural gas and pipeline markets. We have long served a broad spectrum of industries offering a full range of design, engineering, procurement, construction, fabrication and project management services. While we perform projects that range greatly in size and scope, we believe that one of our distinguishing features is that we are one of the few companies that have the global strength and experience to perform extremely large projects in difficult locations. As the locations of large scale energy and chemicals projects have become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us based upon our size, strength, global reach, experience and track record to manage their complex projects.
With each specific project, our role can vary. We may be involved in providing front-end engineering, program management and final design services, construction management services, self-perform construction, or oversight of other contractors, and we may also assume responsibility for the procurement of materials, equipment and subcontractors. We have the capacity to design, fabricate and construct new facilities, upgrade, modernize and expand existing facilities, and rebuild facilities following fires and explosions. We also provide consulting services ranging from feasibility studies to process assessments to project finance structuring and studies.
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
In the downstream sector, our clients have been modernizing and modifying existing refineries to increase capacity, improve margins and improve environmental performance. We continue to play a strong role in each of these markets. We are also focused on sustainable markets, such as clean fuels, green energy and carbon sequestration, where an increasing number of clients and countries are implementing stronger environmental standards and goals.
We have been very active for several years in the chemicals and petrochemicals market, with major projects involving the expansion of ethylene-based derivatives. The most active markets have been in the United States, Middle East and Asia, where there is significant demand for chemical products.
Mining & Industrial
The Mining & Industrial segment provides design, engineering, procurement, construction and project management services to the mining and metals, life sciences, advanced manufacturing and advanced technologies sectors.
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
For the advanced manufacturing and technologies market, we provide design, engineering, procurement, construction and construction management services to a wide variety of industries on a global basis. We specialize in designing projects that incorporate lean manufacturing concepts while also satisfying client sustainability goals. Our experience spans a wide variety of market segments ranging from traditional manufacturing to advanced technology projects, such as data centers.
In life sciences, we provide design, engineering, procurement, construction and construction management services to the pharmaceutical and biotechnology industries. We also specialize in providing validation and commissioning services where we not only bring new facilities into production, but we also keep existing facilities operating. We believe the ability to complete projects on a large scale basis, especially in a business where time to market is critical, enables us to better serve our clients and is a key competitive advantage.
Infrastructure & Power
The Infrastructure & Power segment provides design, engineering, procurement, construction and project management services to the infrastructure sector.
We are an industry leader in developing infrastructure projects for governments, such as roads, highways, bridges and rail, with particular interest in large, complex projects. We provide a broad range of services including consulting, design, planning, financial structuring, engineering and construction. We also provide long-term operation and maintenance services for transit and highway projects. Our projects may involve the use of public/private partnerships, which allow us to develop and finance deals in concert with public entities for projects such as toll roads and rail lines that would not have otherwise been undertaken with public funding alone. The replacement and expansion of aging infrastructure in North America continues to drive project opportunities.
Historically, we have also offered a full range of services including engineering, procurement, construction, program management, startup and commissioning and technical services to utilities, independent power producers, original equipment manufacturers and other third parties.
Government
In the third quarter of 2019, we committed to a plan to sell substantially all of our government business, while retaining the two fixed price government projects referred to below in the Other segment. The government business that was expected to be sold is reported as discontinued operations as of December 31, 2019. In the first quarter of 2020, we decided to retain the government business, and as a result, it will not be reported as discontinued operations in 2020 and will be reported as the Government segment.
The Government segment provides engineering and construction services, logistics and life-support, as well as contingency operations support, to the defense sector. We support military logistical and infrastructure needs around the world, including life-support, engineering, procurement, construction and logistical augmentation services to the U.S. military and coalition forces in various international locations. This segment also provides full life-cycle infrastructure support to the U.S. intelligence community globally.
The Government segment also provides support to the U.S. Department of Energy and National Nuclear Security Administration that includes management, mission operations, environmental remediation, decommissioning, engineering and construction services that address the myriad environmental and regulatory challenges associated with legacy and operational nuclear sites.
We also provide support to the U.S. Department of Homeland Security. This includes supporting the U.S. government’s rapid response capabilities to address security issues and disaster relief, the latter primarily through our long-standing relationship with the Federal Emergency Management Agency and in support of the Army Corps of Engineers.
Diversified Services
The Diversified Services segment provides a wide array of asset maintenance, asset integrity and staffing services. These services are provided around the world during both the project delivery phase as well as to new or existing client production assets.
Through our subsidiary, Stork, we provide asset maintenance and asset integrity services to the oil and gas, chemicals, life sciences, power, mining and metals, consumer products and manufacturing industries. We focus on asset management solutions, as well as providing asset services in diverse areas such as electrical and instrumentation, fabric maintenance, mechanical and piping. We also provide asset integrity services, including new asset readiness solutions, inspection of existing assets, and asset turnaround and modification solutions. This business, driven by annual operating expenditures, often benefits from large projects that originate in another of our segments, which can lead to long-term operations or maintenance opportunities. Our long-term maintenance contracts can also lead to larger capital projects for our other business segments when those needs arise. Our goal is to help clients improve the performance of their assets, including late-life management solutions.
Staffing services, also part of Diversified Services, are provided through TRS Staffing Solutions®. TRS is a global enterprise of staffing specialists that provides the company and third party clients with technical, professional and craft resources either on a contract or permanent placement basis.

Other
Our Other segment includes the financial information for NuScale, as well as two lump-sum projects for which the U.S. government is either the client or ultimate client.
NuScale, a small modular nuclear reactor (“SMR”) technology company, is a leader in the development of light water, passively safe SMRs, which we believe will provide us with significant future project opportunities. NuScale received final design certification by the U.S. Nuclear Regulatory Commission in August 2020.
Discontinued Operations
In the third quarter of 2019, we implemented a number of strategic initiatives and organizational changes to strengthen our financial position and improve operational performance. Among those initiatives, we committed to a plan to sell substantially all of our government and AMECO businesses, while retaining the two fixed price government projects referenced above in the Other segment. The government and AMECO businesses that were expected to be sold are reported as discontinued operations as of December 31, 2019. In the first quarter of 2020, we decided to retain the government business, which will no longer be reported as discontinued operations in 2020.
AMECO provides integrated construction equipment, tool, scaffolding and fleet service solutions to the company and third party clients in a focused number of locations around the world for construction projects and client production assets.
Other Matters
Backlog
Backlog represents the total amount of revenues we expect to record in the future based upon contracts that have been awarded to us. Backlog is stated in terms of gross revenues and may include significant estimated amounts of third-party, subcontracted and pass-through costs.
Backlog in the engineering and construction industry is a measure of the value of work to be performed on contracts awarded and in progress.

		As Restated
	December 31, 2019	December 31, 2018
	(in millions)
Energy & Chemicals	$14,129	$17,835
Mining & Industrial	5,384	8,889
Infrastructure & Power	6,079	6,344
Diversified Services(1)	2,542	2,283
Other	244	252
Total Backlog(2)(3)(4)	$28,378	$35,603
_______________________________________________________________________________

(1)
With respect to our ongoing operations and maintenance and asset integrity contracts in the Diversified Services segment, backlog includes the amount of revenue we expect to recognize for the remainder of the current year renewal period plus up to three additional years if renewal is considered to be probable. The equipment and temporary staffing businesses in the Diversified Services segment do not report backlog or new awards.

(2)	Includes backlog of $1.7 billion and $978 million for projects in a loss position as of December 31, 2019 and 2018, respectively.

(3)
Total backlog excludes $3.6 billion and $4.4 billion of backlog as of December 31, 2019 and 2018, respectively, associated with the government business, which was considered discontinued operations as of December 31, 2019.

(4)	For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture's backlog.

		As Restated
	December 31, 2019	December 31, 2018
	(in millions)
United States	$7,237	$8,001
Asia Pacific (including Australia)	2,627	2,710
Europe, Africa and Middle East	6,751	8,724
The Americas (excluding the United States)	11,763	16,168
Total Backlog	$28,378	$35,603
_______________________________________________________________________________
Although backlog reflects business that we consider to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. The terms and conditions of certain contracts include elements of both fixed-price and reimbursable contracts; and therefore, amounts reported in backlog as reimbursable contracts may be reclassified as fixed-price contracts. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict the timing that our December 31, 2019 backlog will be earned as revenue after January 1, 2021. Accordingly, backlog is not necessarily indicative of future earnings or revenues and no assurances can be provided that we will ultimately realize on our backlog.
The following table sets forth our changes in consolidated backlog:

		As Restated
	2019	2018
	(in millions)
Backlog at beginning of year	$35,603	$27,349
New awards	10,564	23,542
Adjustments and cancellations, net(1)	(3,661)	(310)
Work performed	(14,128)	(14,978)
Backlog at end of year	$28,378	$35,603
_______________________________________________________________________________

(1)
During 2019, we removed certain contracts associated with our joint venture in Mexico that were suspended during the second quarter of 2019. During 2018, adjustments and cancellations were partially offset by an increase in backlog as a result of the adoption of ASC 606.

In 2020, we expect to perform approximately 48% of our total backlog reported as of December 31, 2019. In comparison, during the last three years we expected to annually perform an average of 44% of our total year-end backlog in the subsequent fiscal year.
Types of Contracts
While the basic terms and conditions of the contracts that we perform may vary considerably, we typically perform our work under two types of contracts: (a) reimbursable contracts and (b) fixed-price, lump-sum or guaranteed maximum contracts. In some markets, we are seeing hybrid contracts containing both fixed-price and reimbursable elements. As of December 31, 2019, the following table summarizes contract type within our ending backlog:

	December 31, 2019
	(in millions)	(percentage)
Reimbursable(1)	$11,721	41%
Fixed-Price, Lump-Sum and Guaranteed Maximum	16,657	59%

(1)
Excludes $3.6 billion of backlog associated with the government business which consists almost entirely of reimbursable contracts. The government business was considered discontinued operations as of December 31, 2019.

In accordance with industry practice, most of our contracts are subject to termination at the discretion of our client. In such situations, our contracts typically provide for the payment of fees earned through the date of termination and the reimbursement of costs incurred including demobilization costs.
Under reimbursable contracts, the client reimburses us based upon negotiated rates and pays us a pre-determined or fixed fee, or a fee based upon a percentage of the cost incurred in completing the project. Our profit may be in the form of a fee, a simple markup applied to labor cost incurred in performing the contract, or a combination of the two. The fee element may also vary. The fee may be an incentive fee based upon achieving certain performance factors, milestones or targets; it may be a fixed amount in the contract; or it may be based upon a percentage of the cost incurred. In some cases, reimbursable contracts may be converted into fixed-price or lump-sum contracts.
Our government business, primarily acting as a prime contractor or a major subcontractor for a number of government programs, generally performs its services under reimbursable contracts subject to applicable statutes and regulations. In many cases, these contracts include incentive fee arrangements. The programs may span many years and may be implemented by awards under multiple contracts. Some of our government contracts are known as indefinite delivery indefinite quantity (“IDIQ”) agreements. Under these arrangements, we work closely with the government to define the scope and amount of work required based upon an estimate of the maximum amount that the government desires to spend. While the scope is often not initially fully defined or does not require any specific amount of work, once the project scope is determined, additional work may be awarded to us without the need for further competitive bidding.
Fixed-price contracts include both lump-sum contracts and negotiated fixed-price contracts. Under lump-sum contracts, we typically bid based upon specifications provided by the client. This type of contracting presents significant risks because it requires us to predetermine the work to be performed, the project execution schedule and all costs associated with the work. Under negotiated fixed-price contracts, we are selected as contractor first, and then we negotiate price with the client. Negotiated fixed-price contracts frequently occur in single-responsibility arrangements where we perform some of the work before negotiating the total price for the project. Another type of fixed-price contract is a unit price contract under which we are paid a set amount for every “unit” of work performed. If we perform well under these types of contracts, we can benefit from cost savings; however, if the project does not proceed as originally planned, we generally cannot recover cost overruns except in certain limited situations.
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
Competition
We are one of the world’s larger providers of engineering, procurement, construction, fabrication and modularization, operations, maintenance and asset integrity, and project management services. The markets served by our business are highly competitive and, for the most part, require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S.-based companies such as AECOM, Bechtel Group, Inc., EMCOR Group, Inc., Jacobs Engineering Group, Inc., KBR, Inc., Kiewit Corporation, Granite Construction, Inc. and Quanta Services, Inc., and international-based companies such as ACS Actividades de Construccion y Servicios, Balfour Beatty plc, Chiyoda Corporation, Hyundai Engineering & Construction Company, Ltd., JGC Corporation, McDermott International, Inc., Petrofac Limited, SNC-Lavalin Group, Inc., Samsung Engineering, Stantec Inc., TechnipFMC plc, Wood Group plc, and WorleyParsons Limited.
In the engineering, procurement, fabrication and construction arena, which is served by our Energy & Chemicals, Mining & Industrial and Infrastructure & Power segments, competition is based on an ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner. We believe our engineering, procurement, fabrication and construction business derives its competitive strength from our diversity, excellence in execution, reputation for quality, technology, cost-effectiveness, worldwide procurement capability, project management expertise, geographic coverage, ability to meet client requirements by performing construction on either a union or an open shop basis, ability to execute complex projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies.

The various markets served by the Diversified Services segment, while having some similarities to the construction and procurement arena, tend also to have discrete issues impacting individual business lines. Each of the markets we serve has a large number of companies competing in its markets. In the operations and maintenance markets, barriers to entry are both financially and logistically low, resulting in a fragmented industry with no single company being dominant. Competition in those markets is generally driven by reputation, price and the capacity to perform. Temporary staffing is a highly fragmented market with over 1,000 companies competing globally. The key competitive factors in this business line are price, service, quality, client relationships, breadth of service and the ability to identify and retain qualified personnel and geographic coverage.
In the government business, key competitive factors are primarily centered on performance, reputation and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely, cost-efficient and compliant manner. The AMECO business, which operates in numerous markets, is highly fragmented and very competitive, with a large number of competitors mostly operating in specific geographic areas. The competition in the equipment business for larger capital project services is more narrow and limited to only those capable of providing comprehensive equipment, tool and management services.
Significant Clients
During 2019, revenue earned from Exxon Mobil Corporation accounted for 14% of our revenue. We perform work for Exxon Mobil Corporation under multiple contracts and often through joint venture arrangements. During 2019, revenue earned from agencies of the U.S. government amounted to $2.6 billion. The majority of this revenue was included in discontinued operations. No other client accounted for more than 10% of our revenues in 2019.
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
Environmental, Safety and Health Matters
We provide services at sites throughout the world. Work at some of these sites involves activities related to nuclear facilities, hazardous waste, hydrocarbon production, distribution and transport, the military and infrastructure. Some of our work can be performed adjacent to environmentally sensitive locations such as wetlands, lakes and rivers. We also contract with the U.S. federal government to remediate hazardous materials, including chemical agents and weapons, as well as to decontaminate and decommission nuclear sites. These activities can require us to manage, handle, remove, treat, transport and dispose of toxic, radioactive or hazardous substances, and are subject to many environmental, health and safety laws and regulations.
We believe, based upon present information available to us, that we are generally compliant with all such environmental, health and safety laws and regulations. We further believe that any accruals with respect to future environmental costs are adequate and that any future costs will not have a material effect on our financial position, results of operations, liquidity, capital expenditures or competitive position. Some factors, however, could result in additional expenditures or the provision of additional accruals in expectation of such expenditures. These include the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that we are potentially responsible for the release of hazardous substances at sites other than those currently identified.
Number of Employees
The following summarizes employee information for Fluor and its subsidiaries, including those in discontinued operations, as of December 31, 2019:

Number of Employees
Salaried Employees	27,653
Craft and Hourly Employees	18,084
TRS Agency	4,445
Total	50,182
The number of craft and hourly employees varies in relation to the number, size and phase of execution of projects we have in process at any particular time.
Information about our Executive Officers
The following information is being furnished with respect to the company's executive officers as of August 31, 2020:

Name	Age	Position with the Company(1)
Alan L. Boeckmann	72	Executive Chairman
Joseph L. Brennan	53	Executive Vice President and Chief Financial Officer
Thomas P. D'Agostino	61	Group President, Government
Taco de Haan	52	Group President, Diversified Services
Stacy L. Dillow	46	Executive Vice President and Chief Human Resources Officer
Mark E. Fields	62	Group President, Energy & Chemicals
Garry W. Flowers	68	Executive Vice President, Construction, HSE & Risk
Carlos M. Hernandez	66	Chief Executive Officer
Rick Koumouris	60	Senior Advisor
John C. Regan	50	Executive Vice President, Controller and Chief Accounting Officer
John R. Reynolds	63	Executive Vice President, Chief Legal Officer and Secretary
Terry W. Towle	60	Group President, Infrastructure & Power
_______________________________________________________________________________

(1)	All references are to positions held with Fluor Corporation. All officers serve in their respective capacities at the pleasure of the Board of Directors.
Alan L. Boeckmann
Mr. Boeckmann has been Executive Chairman since 2019. Prior to his retirement in 2012, he previously served as non-executive Chairman of the company from 2011 to 2012 and Chairman and Chief Executive Officer of the company from 2002 to 2011. Mr. Boeckmann first joined the company in 1974.
Joseph L. Brennan
Mr. Brennan has been Executive Vice President and Chief Financial Officer since July 2020. Prior to that, he was Senior Vice President and Operations Controller in 2020, Senior Vice President and Segment Controller — Energy & Chemicals from 2018 to 2020 and Vice President and Segment Controller — Energy & Chemicals from 2016 to 2018 and as the general manager of the company's Southern California operations from 2013 to 2016. Mr. Brennan joined the Company in 1991.
Thomas P. D'Agostino
Mr. D'Agostino has been Group President, Government since 2017. Prior to that, he was Senior Vice President, Sales —Government from 2015 to 2017 and Senior Vice President, Strategic Planning and Development — Government from 2013 to 2015. Mr. D'Agostino joined the company in 2013.
Taco de Haan
Mr. de Haan has been Group President, Diversified Services since 2017. Prior to that, he was Chief Executive Officer of Stork from October 2016 to March 2017 and Senior Vice President, Business Line President — Energy & Chemicals Europe, Africa and Middle East ("EAME") from 2014 to 2016. Mr. de Haan joined the company in 1995.

Stacy L. Dillow
Ms. Dillow has been Executive Vice President and Chief Human Resources Officer since 2019. Prior to that, she was Head of Supply Chain Transformation, Southeast Asia and Australasia at Unilever, a consumer goods company, from 2018 to 2019. Prior to that, she was Senior Project Director — Energy & Chemicals at the company from 2014 to 2017. Ms. Dillow first joined the company in 1996.
Mark E. Fields
Mr. Fields has been Group President, Energy & Chemicals since 2019. Prior to that, he was Senior Vice President, Energy & Chemicals Americas from 2017 to 2019 and Senior Vice President, Project Director — Energy & Chemicals from 2009 to 2017. Mr. Fields joined the company in 1981.
Garry W. Flowers
Mr. Flowers has been Executive Vice President, Construction, HSE & Risk since 2019. Prior to that, he was Executive Vice President, Office of the CEO from 2018 to 2019 and Executive Vice President, Project Support Services from 2014 to 2018. Mr. Flowers joined the company in 1978.
Carlos M. Hernandez
Mr. Hernandez has been Chief Executive Officer since 2019. Prior to that, he was Executive Vice President, Chief Legal Officer and Secretary from 2014 to 2019. Mr. Hernandez joined the company in 2007.
Rick Koumouris
Mr. Koumouris has been Senior Advisor to the Chief Executive Officer since August 2020. Prior to that, he was Group President, Mining & Metals and Life Sciences & Advanced Manufacturing from 2017 to 2020 and Senior Vice President, Business Line President — Mining & Metals from 2007 to 2017. Mr. Koumouris joined the company in 1987.
John C. Regan
Mr. Regan has been Executive Vice President, Controller and Chief Accounting Officer since June 2020. Prior to joining the Company, he was Executive Vice President and Chief Financial Officer of Alta Mesa Resources, Inc., an upstream exploration and production company, from 2019 to 2020, and Executive Vice President and Chief Financial Officer of Vine Oil and Gas LP and Brix Oil and Gas LP, private companies focused on natural gas acquisition, exploration and production, from 2015 to 2018. Alta Mesa Resources, Inc. and certain of its subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code in September 2019.
John R. Reynolds
Mr. Reynolds has been Executive Vice President and Chief Legal Officer since 2019 and Secretary since 2020. Prior to that, he was Vice President and Senior Managing General Counsel from 2017 to 2019 and Managing General Counsel from 2005 to 2017. Mr. Reynolds joined the company in 1985.
Terry W. Towle
Mr. Towle has been Group President, Infrastructure & Power since 2019. Prior to that, he was Senior Vice President, Project Director — Infrastructure from 2015 to 2019 and Senior Vice President, Business Line President — Infrastructure from 2014 to 2015. Mr. Towle joined the company in 1985.
Available Information
Our website address is www.fluor.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the “Investor Relations” portion of our website, under the heading “SEC Filings” filed under “Financial Information.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission ("SEC"). These reports, and any amendments to them, are also available at the Internet website of the SEC, http://www.sec.gov. We also use our investor relations website as a channel of distribution for important company information. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for e-mail alerts and RSS feeds. We also maintain various documents related to our corporate governance including our Corporate Governance Guidelines, our Board Committee Charters and our Code of Business Conduct and Ethics for Members of the Board of Directors on the “Sustainability” portion of our website under the heading “Corporate Governance Documents” filed under “Governance.”

Item 1A.	Risk Factors
We operate in a complex and rapidly changing global environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, and stock price. The risks described below highlight some of the factors that have affected and could affect us in the future. We may also be affected by unknown risks or risks that we currently think are immatedrial. If any such events actually occur, our business, financial condition, results of operations, and stock price could be materially adversely affected.
The COVID-19 pandemic has had and could continue to have a material adverse effect on our business operations, results of operations, cash flows and financial position.
A novel strain of coronavirus ("COVID-19") was first reported in December 2019 and has since spread to over 200 countries and territories, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. There have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to reduce the spread of COVID-19, including quarantines, government restrictions on movement, business closures and suspensions, canceled events and activities, self-isolation, and other voluntary or mandated changes in behavior. Both the outbreak of the disease and actions to slow its spread have created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business operations and have materially adversely affected and may continue to materially adversely affect our workforce and business operations as well as our results of operations, cash flows and financial performance, including, but not limited to, the following:

•
We have experienced, and may continue to experience, reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial conditions or financial distress, as well as governmental budget constraints. These impacts are expected to continue or worsen if stay-at-home, social distancing, travel restrictions and other similar orders or restrictions remain in place for an extended period of time or are re-imposed after being lifted or eased.

•
Some clients have been, and may in the future be, unable to meet their payment obligations to us in a timely manner, including as a result of deteriorating financial condition or bankruptcy resulting from the COVID-19 pandemic and resulting economic impacts. Further, other third parties, such as suppliers, subcontractors, joint venture partners and other outside business partners, have experienced significant disruptions in their ability to satisfy their obligations with respect to us, or they may be unable to do so in the future altogether.

•
Many employers, including us, and governments continue to require all or a significant portion of employees to work from home or not go into their offices. While many of our employees can effectively perform their responsibilities while working remotely, some work may not be completed as efficiently as if it were performed on site. Additionally, we may be exposed to unexpected cybersecurity risks and additional information technology-related expenses as a result of these remote working requirements.

•
Illness, travel restrictions or other workforce disruptions have affected, and may continue to affect, our supply chain, our ability to timely and satisfactorily complete our clients’ projects, our ability to provide services to our clients or our other business processes.

•
We have furloughed certain employees and may need to further furlough or reduce the number of employees that we employ. We may experience difficulties associated with hiring additional employees or replacing employees, in particular with respect to roles that require security clearances or other special qualifications that may be limited or difficult to obtain.

•
In addition to existing travel restrictions implemented in response to the COVID-19 pandemic, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, which could materially impair our ability to support our operations and clients (both domestic and international), to source supplies through the global supply chain and to identify, pursue and capture new business opportunities, and which could continue to restrict the ability of our employees to access their workplaces. We also face the possibility of increased overhead or other expenses resulting from compliance with any future government orders or other measures enacted in response to the COVID-19 pandemic.

•
The COVID-19 pandemic has increased volatility and pricing in the capital markets, and that increased volatility is likely to continue. We might not be able to access further sources of liquidity on acceptable pricing or borrowing terms if at all. Any inability to obtain additional liquidity as and when needed, or to maintain compliance with the instruments governing our indebtedness, could have a material adverse effect on our business, financial condition and results of operations.

•
We operate in many countries around the world, and certain of those countries’ governments may be unable to effectively mitigate the financial or other impacts of the COVID-19 pandemic on their economies and workforces and our operations therein.

The extent to which the COVID-19 pandemic will continue to impact us depends on numerous evolving factors and future developments that we are not currently able to predict and may also exacerbate other risks discussed in this 2019 10-K, any of which could have a material adverse effect on us, our business operations, results of operations, cash flows and financial position.
We are vulnerable to the cyclical nature of the markets we serve.
The demand for our services is dependent upon the existence of projects with engineering, procurement, construction, fabrication, maintenance and management needs. Our clients' interest in approving new projects, budgets for capital expenditures and need for our services have in the past been, and may in the future be, adversely affected by, among other things, poor economic conditions, low commodity prices, political uncertainties and currency devaluations. Clients have been and remain selective in how they allocate and expend their capital, which has resulted in a reduction of the number of projects we may bid on and win, especially the larger scale projects in which we specialize. For example, in our Energy & Chemicals segment, capital expenditures by our clients are influenced by factors such as prevailing prices and expectations about future prices for underlying commodities, technological advances, the costs of exploration, production and delivery of product, domestic and international political, military, regulatory and economic conditions and other similar factors. As a result of the precipitous decline in oil prices beginning in the first quarter of 2020, demand for our services in our Energy & Chemicals segment has been adversely impacted. There is no guarantee that the modest recovery in oil prices will be sustained, and the timing and extent of any future improvements in demand remain uncertain. Industries served by that segment and many of the others we serve have historically been and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our services.
Our revenue and earnings are largely dependent on the award of new contracts, which we do not directly control.
The awarding and timing of projects is unpredictable and outside of our control. Awards, including expansions of existing projects, often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide variety of factors including a client's decision to not proceed with the development of a project, governmental approvals, financing contingencies, commodity prices, environmental conditions and overall market and economic conditions. We may not win contracts that we have bid on due to price, a client's perception of our ability to perform and/or perceived technology advantages held by others. Many of our competitors may be more inclined to take greater or unusual risks or include terms and conditions in a contract that we might not deem acceptable, especially when the markets for the services we typically offer are relatively soft. Because a significant portion of our revenue is generated from large projects, our results of operations can fluctuate quarterly and annually depending on whether and when large project awards occur and the commencement and progress of work under large contracts already awarded. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated. Additionally, uncertain economic and political conditions may make it difficult for our clients, our vendors and us to accurately forecast and plan future business activities. For example, recent changes to U.S. policies related to global trade and tariffs have resulted in uncertainty surrounding the future of the global economy as well as retaliatory trade measures implemented by other countries. In addition, the ongoing COVID-19 pandemic has created significant uncertainty and economic volatility and disruption. We cannot predict the outcome of these or other unanticipated economic and political conditions.
The nature of our contracts, particularly those that are fixed-price, subject us to risks associated with delays and cost overruns, which may result in reduced profits or losses that could have a material impact on our financial condition, results of operations or cash flow.
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
These and other risks have in the past and may in the future result in our failure to achieve contractual cost or schedule commitments, safety performance, overall client satisfaction or other performance criteria. As a result, we may receive lower fees or lose our ability to earn incentive fees. In other cases, our fee will not change but we will have to continue to perform work without additional fees until the performance criteria is achieved. We may also be required to pay liquidated damages if we fail to complete a project on schedule. In addition, if we fail to meet guaranteed performance or quality standards, we may be held responsible under the guarantee or warranty provisions of our contract for cost impact to the client, generally in the form of contractually agreed-upon liquidated damages or an obligation to re-perform work. To the extent these events occur, the total cost to the project (including any liquidated damages we become liable to pay) could be material and could, in some circumstances, equal or exceed the full value of the contract. In such events, our financial condition, results of operations or cash flow could be materially and negatively impacted.
In circumstances where the contract is lump-sum or the revenue is otherwise fixed, we bear a significant portion of the risk for delays and cost overruns. Reimbursable contract types, such as those that include negotiated hourly billing rates, may restrict the kinds or amounts of costs that are reimbursable, therefore exposing us to the risk that we may incur certain costs in executing these contracts that are above our estimates and not recoverable from our clients.
We identified material weaknesses in our ICFR. If we are unable to successfully remediate, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately and timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.
Our management is responsible for establishing and maintaining adequate ICFR and for evaluating and reporting on the effectiveness of our system of internal control. Our ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.
In connection with our 2019 year-end assessment of ICFR, we determined that we did not have an effective ICFR. We have taken and are taking certain remedial steps to improve our ICFR.

Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weaknesses identified by management, be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future.
If we are unable to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness, and our ability to complete acquisitions may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, New York Stock Exchange listing requirements, and the covenants under our debt instruments regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults or accelerations under our debt instruments to the extent we are unable to obtain waivers from the required creditors or counterparties or are unable to cure any breaches; and our stock price may decline.
Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital, restricts our ability to issue equity securities, including within the Fluor Corporation Employees’ Savings Investment Plan and the TRS 401(k) Retirement Plan (collectively, the “Plan”), and could impact our listing on the New York Stock Exchange.
We did not timely file our 2019 10-K or our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020 within each respective timeframe required by the SEC, meaning we have not remained current in our reporting requirements with the SEC. This limits our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business. We are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use "shelf" registration statements to conduct offerings, until approximately one year from the date we regain and maintain status as a current filer. If we wish to pursue a public offering now, we would be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and the necessity of using a Form S-1 for a public offering of registered securities could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.
In addition, as a result of the failure to remain current in our reporting requirements with the SEC, we are not currently eligible to use Form S-8 registration statements. As a result, on April 30, 2020, the administrator of the Plan issued a notice to Plan participants advising participants of a blackout period during which participants are prohibited from acquiring beneficial ownership of additional interests in the Fluor Corporation Common Stock Fund. If we are not able to become and remain current in our reporting requirements with the SEC, it restricts our ability to maintain the Fluor Corporation Common Stock Fund or issue other equity securities to our employees.
As previously disclosed, we also received a notice from the New York Stock Exchange regarding our noncompliance with Section 802.01E of the NYSE Listed Company Manual, which requires listed companies to timely file all required periodic financial reports with the SEC. The New York Stock Exchange originally granted the Company until September 18, 2020 to come into compliance with Section 802.01E, which was later extended to January 15, 2021, to file this 2019 10-K and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020, which we expect to file as promptly as practicable following the filing of this 2019 10-K. If we are unable to file such reports before the deadline contained in the extension, our common stock may be subject to delisting by the New York Stock Exchange.
We reached a determination to restate certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.
As discussed in the Notes to Consolidated Financial Statements, we reached a determination to restate our consolidated financial statements and related disclosures for the years ended December 31, 2018, 2017 and 2016 and for each of the interim quarterly periods in 2018 and 2019, following the identification of misstatements as a result of the internal review conducted. The restatement also included other immaterial adjustments to historical periods, including items previously identified and corrected in earlier periods and for other non-project items identified outside of the internal review in the ordinary course. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

Intense competition in the global engineering, procurement and construction industry can reduce our market share and profits.
We serve markets that are highly competitive and in which a large number of multinational companies compete. These markets require substantial resources and investment in technology and skilled personnel. We also see a continuing influx of non-traditional competitors offering below-market pricing while accepting greater risk. Competition places downward pressure on our contract prices and profit margins, and has in the past forced, and may in the future force, us to accept contractual terms and conditions that are not normal or customary, thereby increasing the risk of losses on such contracts. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. To the extent we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.
From time to time, we are involved in litigation and regulatory proceedings, potential liability claims and contract disputes that may have a material impact on our financial condition and results of operations.
We may be subject to a variety of legal or regulatory proceedings, liability claims or contract disputes in virtually every part of the world. We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage. In addition, the nature of our business results in clients, subcontractors and suppliers occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters, including shareholder litigation. During times of economic uncertainty, especially with regard to our commodity-based clients, claim frequencies and amounts tend to increase.
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
As previously disclosed, we have received subpoenas from both the SEC and the U.S. Department of Justice ("DOJ") seeking documents and information related to projects for which we recorded charges in the second quarter of 2019 and certain project accounting, financial reporting and governance matters. We are coordinating our responses to the SEC and DOJ and cooperating in providing the requested documents and information. In addition to these investigations, a special committee of our Board of Directors independently conducted and completed a review of our prior period reporting and related control environment.
If the SEC or DOJ commences legal action as a result of the investigations, we could be required to pay significant penalties and become subject to injunctions, cease and desist orders, and other equitable remedies. The investigations will not be resolved as a result of the completion of the internal review and the filing of this 2019 10-K. We can provide no assurances as to the outcome or timing of any governmental or regulatory investigation.
In addition to these investigations, we have also had numerous securities class action lawsuits and stockholder derivative actions filed against us and certain of our current and former executive officers and directors.
We have incurred, and may continue to incur, significant expenses related to legal, accounting, and other professional services in connection with the internal review, the SEC investigation, the DOJ investigation, lawsuits and related legal and regulatory matters. These expenses, the delay in timely filing 2019 10-K, the delay in timely filing our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020, and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition, and cash flows.
As a result of matters associated with the internal review, the SEC and DOJ investigations and various lawsuits, we are exposed to greater risks associated with litigation, regulatory proceedings, and government enforcement actions and additional subpoenas. Any future investigations or additional lawsuits may have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In other legal or regulatory proceedings, liability claims or contract disputes, we may be covered by indemnification agreements that may at times be difficult to enforce. Even if enforceable, it may be difficult to recover under these agreements if the indemnitor does not have the ability to financially support the indemnity. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur, including for monetary damages. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed. Such proceedings can also be costly, time-consuming, disruptive to operations and distracting to management, regardless of the outcome. For further information on matters in dispute, please see Notes to Consolidated Financial Statements.
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
In the ordinary course of business, and as has become increasingly common in our industry, we execute specific projects and otherwise conduct certain operations through joint ventures, consortiums, partnerships and other collaborative arrangements (collectively, "ventures"), including ICA Fluor and COOEC Fluor Heavy Industries ("COOEC Fluor"). We have various ownership interests in these ventures, with such ownership typically being proportionate to our decision-making and distribution rights. The ventures generally contract directly with the third party client; however, services may be performed directly by the venture, or may be performed by us, our partners, or a combination thereof.
Our success in many of our markets is dependent, in part, on the presence or capability of a local partner. If we are unable to compete alone, or with a quality partner, our ability to win work and successfully complete our contracts may be impacted. Differences in opinions or views between venture partners can result in delayed decision-making or failure to agree on material issues, which could adversely affect the business and operations of our ventures. In many of the countries in which we engage in joint ventures, it may be difficult to enforce our contractual rights under the applicable joint venture agreement.
At times, we also participate in ventures where we are not a controlling party or where we team with unaffiliated parties on a particular project bid. In such instances, we may have limited control over venture decisions and actions, including internal controls and financial reporting, which may have an impact on our business. If internal control problems arise within the joint venture, or if our joint venture partners have financial or operational issues, there could be a material impact on our business, financial condition or results of operations.
The success of these and other ventures also depends, in large part, on the satisfactory performance by our venture partners of their venture obligations, including their obligation to commit working capital, equity or credit support as required by the venture and to support their indemnification and other contractual obligations. If our venture partners fail to satisfactorily perform their venture obligations, the venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery by the venture of the contracted services and to meet any performance guarantees. From time to time, in order to establish or preserve a relationship, or to better ensure venture success, we may accept risks or responsibilities for the venture that are not necessarily proportionate with the reward we expect to receive or that may differ from risks or responsibilities we would normally accept in our own operations. We may also be subject to joint and several liability for our venture partners under the applicable contracts for venture projects. These additional obligations could result in reduced profits or, in some cases, increased liabilities or significant losses for us with respect to the venture, and in turn, our business and operations. In addition, a failure by a venture partner to comply with applicable laws, rules or regulations could negatively impact our business and reputation and could result in fines, penalties, suspension or, in the case of government contracts, even debarment.

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
Our business is subject to international economic and political conditions that change (sometimes frequently) for reasons that are beyond our control. As of December 31, 2019, approximately 74% our backlog consisted of revenue to be derived from projects and services to be completed outside the United States. We expect that a significant portion of our revenue and profits will continue to come from international projects for the foreseeable future.
Operating in the international marketplace exposes us to a number of risks including:

•	abrupt changes in government policies, laws, treaties (including those impacting trade), regulations or leadership;

•	embargoes or other trade restrictions, including sanctions;

•	restrictions on currency movement;

•	tax or tariff increases;

•	currency exchange rate fluctuations;

•	changes in labor conditions and difficulties in staffing and managing international operations, including logistical and communication challenges;

•	U.S. government trade or other policy changes in relation to the foreign countries in which we or our clients operate;

•	other social, political and economic instability, including recessions and other economic crises in other regions;

•	natural disasters and public health crises, including pandemics such as COVID-19;

•	expropriation and nationalization of our assets in a foreign country;

•	international hostilities; and

•	unrest, civil strife, acts of war, terrorism and insurrection.
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
In addition, the 2016 referendum by the British voters to exit the European Union, commonly referred to as "Brexit," adversely impacted global markets, including currencies, and resulted in the weakening of the British pound against other currencies. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our United Kingdom operations and contracts, denominated in the British pound, to be translated into fewer U.S. dollars. The U.K. formally exited the E.U. on January 30, 2020, pursuant to a withdrawal agreement between the U.K. government and the E.U. The withdrawal agreement provides for a transition period from February through December 2020 to allow time for a future trade deal to be agreed. Volatility in exchange rates may continue as the U.K. negotiates its future relationship with the E.U. In the longer term, any impact from Brexit on our international operations will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations and could adversely affect our results of operations.
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
We often work on complex projects, frequently in geographically remote or high-risk locations that are subject to political, social or economic risks, or war or civil unrest. In those locations where we have employees or operations, we may expend significant efforts and incur substantial security costs to maintain the safety of our personnel. In addition, our project sites can place our employees and others near large equipment, dangerous processes or substances or highly regulated materials, and in challenging environments. Safety is a primary focus of our business and is critical to our reputation and performance. Often, we are responsible for safety on the project sites where we work. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, increasing project costs and raising our operating costs. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries or even loss of life, the completion of a project could be delayed and we could experience investigations or litigation. Although we maintain functional groups whose primary purpose is to implement effective health, safety and environmental procedures throughout our company, the failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability. Despite these activities, in these locations and at these sites, we cannot guarantee the safety of our personnel, nor can we guarantee our work, equipment or supplies will be free from damage.
Our businesses could be materially and adversely affected by events outside of our control.
Extraordinary or force majeure events beyond our control, such as natural or man-made disasters, severe weather conditions, public health crises, political crises or other catastrophic events, could negatively impact our ability to operate or increase our costs to operate. Such events may result in delays in our operations; evacuation of personnel and curtailment of services; increased labor and material costs or shortages; inability to deliver materials, equipment and personnel to jobsites in accordance with contract schedules; and loss of productivity. We may remain obligated to perform our services after any such events, unless a contract provision provides us with relief from our obligations. The extra costs incurred as a result of these events may not be reimbursed by our clients. If we are not able to react quickly to such events, or if a high concentration of our projects are in a specific geographic region that suffers from such an event, our operations may be significantly affected, which could have a negative impact on our operations. In addition, if we cannot complete our contracts on time, we may be subject to potential liability claims by our clients, which may reduce our profits and result in losses.

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
Because of the nature of our contracts, we sometimes commit resources to projects prior to receiving payments from clients in amounts sufficient to cover expenditures as they are incurred. Some of our clients have found it difficult to pay invoices for our services timely, especially as commodity prices are volatile or relatively low, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients for our large projects are project-specific entities that do not have significant assets other than their interests in the project. From time to time, it has been and may in the future be difficult for us to collect payments owed to us by these clients. In addition, clients may request extension of the payment terms otherwise agreed to under our contracts. Delays in client payments may require us to make a working capital investment, which could impact our cash flows and liquidity. If a client fails to pay invoices on a timely basis or defaults in making its payments on a project in which we have devoted significant resources, there could be a material adverse effect on our results of operations or liquidity.
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
Our ongoing ability to generate cash is important for the funding of our continuing operations, investing in joint ventures, the servicing of our indebtedness, paying dividends to stockholders and making acquisitions. To the extent that existing cash balances and cash flow from operations, together with borrowing capacity under our existing credit facilities, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, including those arising due to events occurring in our industry, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are acceptable to us. Furthermore, if global economic, industry, political or other market conditions adversely affect the financial institutions that provide credit to us, it is possible that our ability to draw upon our credit facilities may be impacted. In addition, a downgrade in our credit rating or any of our indebtedness could increase the cost of further borrowings or refinancings of such indebtedness, limit access to sources of financing in the future or lead to other adverse consequences. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.
In addition, adverse credit and financial market conditions also adversely affect our clients' and our partners' borrowing capacity, which support the continuation and expansion of projects worldwide, and could result in contract cancellations or suspensions, project award and execution delays, payment delays or defaults by our clients. These disruptions could materially impact our backlog and profits. If we extend a significant portion of credit to our clients or projects in a specific geographic region or industry, we may experience higher levels of collection risk or non-payment if those clients are impacted by factors specific to their geographic industry or region. Finally, our business has traditionally lagged recoveries in the general economy, and therefore may not recover as quickly as the economy as a whole.
We have significant indebtedness, which could lead to adverse consequences or adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness, and any refinancing of this debt could be at significantly higher interest rates.
Our level of indebtedness could have important consequences, including but not limited to:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations to make debt service payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, challenges and opportunities, and changes in our businesses and the markets in which we operate;

•	limiting our ability to obtain additional financing to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs; and

•	placing us at a competitive disadvantage to our competitors that have less debt.
Our ability to service our indebtedness will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including general economic, financial and business conditions. If we do not have sufficient cash flow to service our indebtedness, we may need to refinance all or part of our existing indebtedness, borrow more money or sell securities or assets, some or all of which may not be available to us at acceptable terms or at all. In addition, we may need to incur additional indebtedness in the future in the ordinary course of business. Although the terms of our credit agreements and our bond indentures allow us to incur additional debt, this is subject to certain limitations which may preclude us from incurring the amount of indebtedness we otherwise desire.

Our credit facilities, senior notes, commercial paper program, other outstanding indebtedness and any additional indebtedness we incur in the future impose, or may impose, significant operating and financial restrictions on us. In addition, our credit facilities require us to maintain specified financial ratios. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. If our operating performance declines, or if we are unable to comply with any covenant, such as our ability to timely prepare and file our periodic reports with the SEC, we have needed and may in the future need to obtain amendments to our credit agreements or waivers from the required creditors under our indebtedness instruments to avoid being in default. These factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.
Due to the delays in the preparation of our financial statements for the fiscal year ended December 31, 2019 and the fiscal quarters ended March 31, 2020 and June 30, 2020, we are not in compliance with certain reporting covenants under certain of our credit facilities. As previously disclosed, we entered into amendments to the credit facilities, pursuant to which the lenders extended the deadline by which we are required to deliver to the lenders our audited financial statements for the year ended December 31, 2019 to no later than September 30, 2020, and our unaudited financial statements for the first, second and third quarters of 2020 to no later than October 31, 2020, November 30, 2020 and December 31, 2020, respectively. The filing of this 2019 10-K will constitute compliance with the requirement to furnish the lenders a copy of the consolidated financial statements for our fiscal year ended December 31, 2019. However, we may not be able to secure similar amendments or waivers in the future for any further delays in our periodic reports with the SEC, including for our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2020, June 30, 2020 and September 30, 2020.
In addition, on August 11, 2020, we received a notice of default dated August 5, 2019 from the trustee under the indenture governing our 4.250% Senior Notes due September 15, 2028 (the "2018 Notes"), 1.750% Senior Notes due March 21, 2023 (the "2016 Notes") and 3.5% Senior Notes due December 15, 2024 (the "2014 Notes," and together with the 2018 Notes and 2016 Notes, the "Notes"), as a result of the delay in the filing of this 2019 10-K and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020. Under the terms of the indenture, we are required to provide to the trustee copies of all annual and quarterly reports filed with the SEC within 15 days of the time periods specified in the SEC’s rules and regulations. Under the indenture, we have 90 days from the receipt of the notice of default to file this 2019 10-K for the fiscal year ended December 31, 2019 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.  If we do not cure the default within such 90-day period, or if we receive further notices of default in the future and do not cure such defaults, the trustee with respect to the Notes or holders of at least 25% in aggregate principal amount of the Notes may accelerate the Notes and all unpaid principal and accrued interest on the Notes then outstanding would become immediately due and payable.
We may be unable to win new contract awards if we cannot provide clients with letters of credit, bonds or other security or credit enhancements.
In certain of our business lines it is industry practice for clients to require surety bonds, letters of credit, bank guarantees or other forms of credit enhancement. Surety bonds, letters of credit or guarantees indemnify our clients if we fail to perform our obligations under our contracts. Historically, we have had strong surety bonding capacity due to our investment-grade credit rating, but, bonding is provided at the surety's sole discretion. In addition, because of the overall limitations in worldwide bonding capacity, we may find it difficult to find sufficient surety bonding capacity to meet our total surety bonding needs. With regard to letters of credit, while we have historically had adequate capacity under our existing credit facilities, any capacity that may be required in excess of our credit limits would be at our lenders' sole discretion and therefore is not certain. Failure to provide credit enhancements on terms required by a client may result in an inability to compete for or win a project.
We cannot assure the successful implementation of our strategic and operational initiatives.
In 2019, we announced a number of strategic and operational initiatives designed to optimize costs and improve operational efficiency, including plans to divest our AMECO business, monetize surplus real estate and non-core investments, and rationalize resources and overhead across various geographies. Our ability to successfully execute these initiatives is subject to various risks and uncertainties and there can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits, if at all. Our failure to realize the anticipated benefits, which may be due to our inability to execute the various elements of our initiatives, competition, economic conditions, and other risks described herein, could have a material adverse effect on our business, financial condition, and results of operations.

Any acquisitions, dispositions or other investments are subject to various risks or uncertainties and may not be completed in accordance with the expected plans or anticipated time frame, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.
We have made and expect to continue to pursue selective acquisitions or dispositions of businesses, or investments in strategic business opportunities. We cannot provide assurances that we will be able to locate suitable acquisitions or investments, or that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that such transactions will be successful. Acquisitions may bring us into businesses we have not previously conducted or jurisdictions where we have had little to no prior operations experience and thus expose us to additional business risks that are different from those we have traditionally experienced. We also may encounter difficulties identifying all significant risks during our due diligence activities or integrating acquisitions and successfully managing or achieving the growth we expect to experience from these acquisitions. We may invest in companies or businesses that fail, causing a loss of all or part of our investment.
Divesting businesses involves risks and uncertainties, such as the difficulty separating assets related to such businesses from the businesses we retain, employee distraction, the need to obtain regulatory approvals and other third-party consents, which potentially disrupts customer and vendor relationships, and the fact that we may be subject to additional tax obligations or loss of certain tax benefits. Such actions also involve significant costs and require time and attention of our management, which may divert attention from other business operations. Because of these challenges, as well as market conditions or other factors, the anticipated divestitures may take longer or be costlier or generate fewer benefits than expected and may not be completed at all. If we are unable to complete the divestitures or to successfully transition divested businesses, our business and financial results could be negatively impacted. If we dispose of a business, we may not be able to successfully cause a buyer of a divested business to assume the liabilities of that business or, even if such liabilities are assumed, we may have difficulties enforcing our rights, contractual or otherwise, against the buyer. We may retain exposure on financial or performance guarantees and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law because of the disposition or the subsequent failure of an acquirer. As a result, performance by the divested businesses or other conditions outside of our control could have a material adverse effect on our results of operations. In addition, the divestiture of any business could negatively impact our profitability because of losses that may result from such a sale, the loss of revenues or a decrease in cash flows. Following a divestiture, we may also have less diversity in our business and in the markets we serve, as well as in our client base.
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
In addition, U.S. government contracts are subject to specific regulations such as the Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, the Cost Accounting Standards ("CAS"), the Service Contract Act and Department of Defense security regulations. Failure to comply with any of these regulations and other government requirements may result in contract price adjustments, financial penalties or contract termination. Our U.S. government contracts are also subject to audits, cost reviews and investigations by U.S. government contracting oversight agencies such as the U.S. Defense Contract Audit Agency (the "DCAA"). The DCAA reviews the adequacy of, and our compliance with, our internal control systems and policies (including our labor, billing, accounting, purchasing, estimating, compensation and management information systems). The DCAA also has the ability to review how we have accounted for costs under the FAR and CAS. The DCAA presents its report findings to the Defense Contract Management Agency ("DCMA"). Should the DCMA determine that we have not complied with the terms of our contract and applicable statutes and regulations, or if they believe that we have engaged in inappropriate accounting or other activities, payments to us may be disallowed or we could be required to refund previously collected payments. Additionally, we may be subject to criminal and civil penalties, suspension or debarment from future government contracts, and qui tam litigation brought by private individuals on behalf of the U.S. government under the False Claims Act, which could include claims for treble damages. These suits may remain under seal (and hence, be unknown to us) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff. Furthermore, in this environment, if we have significant disagreements with our government clients concerning costs incurred, negative publicity could arise, which could adversely affect our industry reputation and our ability to compete for new contracts in the government arena or otherwise.
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
Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (a large portion of which were defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The Bipartisan Budget Act of 2019 (the “BBA”) eliminates sequestration on discretionary accounts in 2020 and 2021 by increasing federal discretionary spending limits until 2021. The BBA also temporarily suspends the public debt limit through July 31, 2021. However, the Budget Control Act of 2011 remains in place, extended through 2029, and absent additional legislative or other remedial action, the sequestration could require reduced U.S. federal government spending from 2022 through 2029. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.
If one or more of our U.S. government contracts are terminated for any reason including for convenience, if we are suspended or debarred from U.S. government contract work, or if payment of our cost is disallowed, we could suffer a significant reduction in expected revenue and profits.
Our continued success requires us to hire and retain qualified personnel.
The success of our business is dependent upon being able to attract, develop and retain personnel, including engineers, project management, craft employees and management around the globe, who have the necessary and required experience and expertise, and who will perform these services at a reasonable and competitive rate. Competition for these and other experienced personnel is intense. It may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel. Also, it may be difficult to replace personnel who hold government granted eligibility that may be required to obtain certain government projects and/or who have significant government contract experience. Loss of the services of, or failure to recruit, qualified technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.
As some of our executives and other key personnel approach retirement age or otherwise leave the company, we need to provide for smooth transitions, which may require that we devote time and resources to identify and integrate new personnel into these leadership roles and other key positions. Changes in our management team may disrupt our business and the failure to successfully transition and assimilate executives or other key personnel could adversely affect our results of operation. If we are unable to attract and retain a sufficient number of skilled personnel or effectively implement appropriate succession plans, our ability to pursue projects may be adversely affected, the costs of executing our existing and future projects may increase and our financial performance may decline.
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
As a global company, we are heavily reliant on computer, information and communications technology and related systems, some of which are hosted by third party providers, in order to operate. From time to time, we experience system interruptions and delays that may be planned for upgrades or that may be unplanned. Unplanned interruptions could result from natural disasters, power loss, telecommunications failures, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions. Any of these or other events could cause system interruptions, delays, loss of critical or sensitive data (including personal or financial data) or loss of funds; could delay or prevent operations (including the processing of transactions and reporting of financial results); and could adversely affect our reputation or our operating results. While we have and require the maintenance of reasonable safeguards designed to protect against unavailability or loss of data, these safeguards may not be sufficient. We may be required to expend significant resources to protect against or alleviate damage caused by systems interruptions and delays, which could have a material adverse effect on our business and cash flows.

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
It can be very difficult and expensive to obtain the insurance we need for our business operations.
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
Our business and results of operations could be affected by the passage of climate change, defense, environmental, infrastructure, trade and other laws, policies and regulations. For example, growing concerns about climate change may result in the imposition of additional environmental regulations. Legislation, international protocols or treaties, regulation or other restrictions on emissions could affect our clients, including those who (a) are involved in the exploration, production or refining of fossil fuels such as our energy and chemicals clients, (b) emit greenhouse gases through the combustion of fossil fuels, or (c) emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which could in turn have a material adverse effect on our operations and financial condition. However, legislation and regulation regarding climate change could also increase the pace of development of carbon capture and storage projects, alternative transportation, alternative energy facilities, such as wind farms or nuclear reactors, or incentivize increased implementation of clean fuel projects, which could positively impact the demand for our services. As another example, the implementation of trade barriers, countervailing duties, or border taxes, or the addition, relaxation or repeal of laws, policies and regulations regarding the industries and sectors in which we work could result in a decline in demand for our services, or may make the manner in which we perform our services, especially from outside the United States, less cost efficient. Furthermore, changes to existing trade agreements may impact our business operations. We cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on us and our clients.
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
A few clients, including the U.S. government, state governments and U.S. and state government agencies, have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years, either directly or through participation in a joint venture that serves as a client. See "Item 1. - Business - Other Matters - Significant Clients" for more information. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, fail to renew or terminate their contracts with us at any time. Most of our contracts have termination for convenience provisions in them. The loss of business from a significant client could have a material adverse effect on our business, financial position and results of operations.
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
We also hold licenses from third parties that may be utilized in our business operations. If we are no longer able to license such technology on commercially reasonable terms or otherwise, our business and financial performance could be adversely affected. When we license our intellectual property to third parties, the scope of such license grant is limited to a particular plant or project. If such third party exceeds the scope of the license grant, and if we are unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights, our revenue and margins will be adversely impacted, and the value of our intellectual property portfolio may decline thereby adversely affecting our competitive advantage and ability to win future work.
Our results of operations could be adversely affected as a result of asset impairments.
Our results of operations and financial condition could be adversely affected by impairments to goodwill, investments, deferred tax assets or other intangible assets. For example, when we acquire a business, we record goodwill in an amount equal to the amount we paid for the business minus the fair value of the net tangible assets and other intangible assets of the acquired business. Goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment. For additional description on this impairment testing, please see Notes to Consolidated Financial Statements. Any future impairments, including impairments of goodwill, investments, deferred tax assets or other intangible assets, could have a material adverse effect on our financial condition and results of operations for the period in which the impairment is recognized.
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
In the event we issue additional equity securities, stockholders' ownership percentages would be diluted.
We may in the future issue additional equity securities to pay for potential acquisitions or to otherwise fund our corporate initiatives. If we do issue additional equity securities, the issuance may have the effect of diluting our earnings per share and stockholders' percentage ownership.

Delaware law, our charter documents and our stockholder rights agreement may impede or discourage a takeover or change of control.
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
On March 24, 2020, our Board of Directors approved the adoption of a limited duration stockholder rights agreement and declared a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. The rights are designed to ensure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover of the company and to protect against abusive tactics to gain control of the company without paying all stockholders a premium for that control. The stockholder rights agreement would cause substantial dilution to any person or group that attempts to acquire us on terms not approved in advance by our Board of Directors and may have the effect of delaying, discouraging or preventing a change in control that might otherwise be beneficial to stockholders and might adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments
None.
Item 2.    Properties
Major Facilities
Operations of Fluor and its subsidiaries (including Stork and discontinued operations) are conducted at both owned and leased properties in domestic and foreign locations totaling approximately 7.9 million rentable square feet. Our executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas. As our business and the mix of structures are constantly changing, the extent of utilization of the facilities by particular segments cannot be accurately stated. In addition, certain of our properties are leased or subleased to third party tenants. While we have operations worldwide, the following summarizes our more significant existing facilities:

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
In addition, we lease or own a number of individually insignificant sales, administrative and field construction offices, warehouses and equipment yards strategically located throughout the world. We also, through various joint ventures, own or lease fabrication yards in China and Mexico.
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
For information on legal proceedings and matters in dispute, see Notes to Consolidated Financial Statements in this report.
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
At August 31, 2020, there were 140,565,020 shares outstanding and 4,283 stockholders of record of the company's common stock.
Issuer Purchases of Equity Securities
The following table provides information for the three months ended December 31, 2019 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
October 1–October 31, 2019	—	$—	—	10,513,093
November 1–November 30, 2019	—	—	—	10,513,093
December 1–December 31, 2019	—	—	—	10,513,093
Total	—	$—	—
_______________________________________________________________________________

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

Stock Performance Graph
Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. Dollars, for the calendar years ended December 31, 2015, 2016, 2017, 2018 and 2019 of $100 invested on December 31, 2014 in our common stock, the S&P MidCap 400 Index and the Dow Jones Heavy Construction Industry Group Index. In June 2020, Fluor Corporation was moved from the S&P 500 to the S&P MidCap 400, as a result of which, the broad equity market index used in the Stock Performance Graph going forward is expected to be the S&P MidCap 400 Composite Index.

	Year Ended December 31,
	2014	2015	2016	2017	2018	2019
Fluor Corporation	$100.00	$79.16	$89.51	$89.63	$56.82	$34.36
S&P MidCap 400 Index	$100.00	$97.82	$118.10	$137.26	$122.03	$153.77
S&P 500 Index	$100.00	$101.37	$113.49	$138.26	$132.19	$173.80
Dow Jones Heavy Construction Industry Group Index	$100.00	$88.48	$109.10	$115.00	$84.97	$114.10

Item 6.    Selected Financial Data
This selected financial data should be read in conjunction with other sections of this 2019 Form 10-K. Certain prior period amounts have been restated for the correction of misstatements described elsewhere in this 2019 10-K.

	Year Ended December 31,
(in millions, except per share amounts)	2019	2018 (2)	2017 (2)	2016 (2)	2015
		As Restated
CONSOLIDATED OPERATING RESULTS
Revenue	$14,348.0	$15,172.5	$14,806.5	$14,638.1	$15,233.4
Net earnings (loss) attributable to Fluor Corporation from continuing operations(1)	(1,676.2)	9.2	(27.1)	86.1	353.5
Basic earnings (loss) per share attributable to Fluor Corporation from continuing operations(1)	$(11.97)	$0.07	$(0.19)	$0.62	$2.44
Diluted earnings (loss) per share attributable to Fluor Corporation from continuing operations(1)	$(11.97)	$0.07	$(0.19)	$0.61	$2.41
Cash dividends per common share declared	$0.73	$0.84	$0.84	$0.84	$0.84

CONSOLIDATED FINANCIAL POSITION
Total assets	$7,966.7	$8,882.6	$9,359.5	$9,249.8	$7,625.4
Debt:
2016 Notes	557.2	569.4	597.7	523.6	—
2014 Notes	495.2	494.3	493.3	492.4	491.4
2018 Notes	594.5	593.9	—	—	—
3.375% Senior Notes	—	—	496.9	496.0	495.2
Revolving credit facilities	—	—	—	52.7	—
Other debt obligations	43.5	30.9	31.1	35.5	—
Common shares outstanding	140.2	139.7	139.9	139.3	139.0

OTHER DATA
New awards	$10,564.1	$23,542.0	$9,760.1	$16,373.2	$15,624.9
Backlog	28,377.9	35,603.5	27,349.3	33,090.2	36,374.2
Operating cash flow	219.0	162.2	602.0	705.9	849.1

(1)
See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to Consolidated Financial Statements for additional information relating to significant items affecting the results of operations for 2017 - 2019.

Net earnings from continuing operations in 2016 included a pre-tax charge of $265 million related to forecast revisions for estimated cost increases on a petrochemicals project in the United States and a pre-tax charge of $81 million related to forecast revisions for estimated cost increases on the Radford project.
Net earnings from continuing operations in 2015 included a pre-tax pension settlement charge of $240 million, a pre-tax loss of $60 million resulting from forecast revisions for a large gas-fired power plant in Brunswick County, Virginia, and a pre-tax gain of $68 million related to the sale of 50% of the company's ownership interest in its principal operating subsidiary in Spain to facilitate the formation of an Energy & Chemicals joint venture.

(2)
The restatement adjustments in 2018, 2017 and 2016 primarily related to the Radford project. The impacts of the restatement on the 2018 financial statements and 2017 statement of operations are described in the Notes to Consolidated Financial Statements. Total assets in 2017 increased $32 million as a result of the restatement. Previously reported amounts in 2016 were impacted as follows: reduction of $13 million to revenue, reduction of $51 million to net earnings attributable to Fluor Corporation from continuing operations, reduction of $0.36 to diluted earnings per share attributable to Fluor Corporation from continuing operations, and an increase of $33 million to total assets.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements.
Restatement of Previously Issued Financial Statements
We have determined that our previously issued financial statements contained errors. Accordingly, we have restated our financial statements as of and for the years ended December 31, 2018, 2017 and 2016 and our unaudited interim financial statements as of and for each of the previously issued quarterly periods in 2019 and 2018, to correct the identified errors. Our financial statements contain additional information related to the restatement, including descriptions of the misstatements and the impacts on our financial statements.
Results of Operations
Initiatives impacting our 2019 operations included the following:

•
During the first quarter of 2019, we approved and initiated a broad restructuring plan designed to optimize costs, improve operational efficiency and support long-term sustainable growth. These restructuring activities included the rationalization of resources, investments, real estate and overhead across various geographies.

•
During the second quarter of 2019, we met with a number of our clients, subcontractors and suppliers in an attempt to bring resolution to or get clarification on a variety of matters, including outstanding disputes and claims, pending change orders, schedule extensions, accounts receivable and other project close out items. The negotiations and agreements resulting from these meetings, as well as project developments during the second quarter, resulted in the recognition of significant charges across three segments, which are reflected in the results for 2019.

•
During the third quarter of 2019, management committed to a plan to sell substantially all of our government and AMECO equipment businesses, while retaining two fixed price projects (associated with the U.S. government) and a few small international components of AMECO. The operations of these businesses to be divested are presented as discontinued operations, net of tax, for all periods presented. During 2020, the company reversed its decision to sell the government business and will revert its results as a component of continuing operations for all periods to be presented beginning with the first quarter of 2020.

•
During the third quarter of 2019, management reviewed our business lines, markets and geographies and changed the composition of our reportable segments to align them with the manner in which the chief executive officer manages the business and allocates resources. The Mining, Industrial, Infrastructure & Power segment was separated into a Mining & Industrial segment and an Infrastructure & Power segment. The operations of NuScale, as well as two retained U.S. government projects, were combined into a newly created segment called Other. At December 31, 2019, we reported our operating results in the following five reportable segments:

◦	Energy & Chemicals

◦	Mining & Industrial

◦	Infrastructure & Power

◦	Diversified Services

◦	Other
Segment information for 2018 and 2017 has been recast to reflect these changes. In light of our decision to retain our government business, beginning in the first quarter of 2020 our government business will be reported as the Government segment and we will report our operating results in six reportable segments.

(in millions)			As Restated
YEAR ENDED DECEMBER 31	2019		2018		2017
Revenue
Energy & Chemicals	$5,823.7		$7,695.5		$8,568.5
Mining & Industrial	5,057.2		3,491.0		2,100.9
Infrastructure & Power	1,370.4		1,668.0		1,810.0
Diversified Services	2,040.1		2,257.2		2,295.4
Other	56.6		60.8		31.7
Revenue	$14,348.0		$15,172.5		$14,806.5

Segment profit (loss) $ and margin %
Energy & Chemicals	$(95.0)	(1.63)%	$334.5	4.35%	$428.2	5.00%
Mining & Industrial	158.5	3.13%	94.3	2.70%	87.8	4.18%
Infrastructure & Power	(243.9)	(17.80)%	(30.1)	(1.80)%	(271.0)	(14.97)%
Diversified Services	14.6	0.72%	68.7	3.04%	83.6	3.64%
Other	(220.1)	NM	(144.7)	NM	(115.4)	NM
Total segment profit (loss) $ and margin %(1)	$(385.9)	(2.69)%	$322.7	2.13%	$213.2	1.44%

Corporate general and administrative expense	(159.1)		(118.4)		(183.7)
Impairment, restructuring and other exit costs	(532.6)		—		—
Loss on pension settlement	(137.9)		(21.9)		(0.2)
Interest expense, net	(19.7)		(41.0)		(40.0)
Earnings (loss) attributable to NCI from continuing operations	(41.5)		46.6		64.5
Earnings (loss) from continuing operations before taxes	(1,276.7)		188.0		53.8
Income tax expense (benefit)	(441.0)		(132.3)		(16.4)
Net earnings (loss) from continuing operations	$(1,717.7)		$55.7		$37.4

New awards
Energy & Chemicals	$3,724.1		$10,641.4		$3,950.0
Mining & Industrial	1,861.9		8,696.1		2,277.8
Infrastructure & Power	2,608.7		2,066.0		1,525.3
Diversified Services	2,217.2		2,138.5		2,007.0
Other	152.2		—		—
Total new awards	$10,564.1		$23,542.0		$9,760.1

Backlog
Energy & Chemicals	$14,128.9		$17,834.5		$15,110.3
Mining & Industrial	5,384.0		8,889.3		3,634.9
Infrastructure & Power	6,079.4		6,344.4		5,915.3
Diversified Services	2,541.6		2,282.9		2,451.0
Other	244.0		252.4		237.8
Total backlog	$28,377.9		$35,603.5		$27,349.3

New awards related to projects located outside of the U.S.	54%		80%		53%
Backlog related to projects located outside of the U.S.	74%		78%		63%
NM = Not meaningful

(1)
Total segment profit (loss) is a non-GAAP financial measure. We believe that total segment profit (loss) provides a meaningful perspective on our business results as it is the aggregation of individual segment profit (loss) measures that we use to evaluate and manage our business performance.

We adopted ASC Topic 606 "Revenue from Contracts with Customers" on January 1, 2018. The impact of adoption was an increase to our revenue during 2018 of $132 million, primarily in the Energy & Chemicals segment. Changes to segment revenue and margin are discussed later in MD&A.
During 2019, we recognized charges (related to cumulative catch up adjustments and loss projects) totaling $839 million in the Energy & Chemicals, Infrastructure & Power and Other segments. We also recognized $533 million related to impairments, restructuring and other exit costs. Additionally, we settled the remaining obligations associated with our defined benefit pension plan in the United Kingdom and recognized a loss on pension settlement of $138 million during 2019. During 2018, we recognized charges totaling $417 million related to projects in the Energy & Chemicals, Infrastructure & Power and Other segments. These project charges were partially offset by a gain of $125 million from the sale of a joint venture interest in the United Kingdom. Earnings in 2018 also benefitted from the adoption of ASC 606 which resulted in an increase to earnings before taxes of $132 million, primarily in the Energy & Chemicals segment. During 2017, we recognized charges totaling $341 million related to projects in the Energy & Chemicals, Infrastructure & Power and Other segments.
The effective tax rate from continuing operations was (34.5%), 70.3% and 30.4% for 2019, 2018, and 2017, respectively. The effective tax rate was unfavorably impacted by $731 million in charges related to establishing valuation allowances attributable to the U.S., the U.K. and Australia to reduce net deferred tax assets. The 2018 effective tax rate was unfavorably impacted due to a $79 million increase in valuation allowances attributable to the U.S., the Netherlands and Belgium to reduce certain deferred tax assets. The effective tax rate for 2017 was unfavorably impacted by a $53 million tax charge resulting from the enactment in 2017 of comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "2017 Tax Act"). Apart from the impact of the 2017 Tax Act, the effective tax rate for 2017 benefited from the release of a deferred tax liability as a result of the restructuring of certain international operations and a worthless stock deduction for an insolvent foreign subsidiary. These benefits were partially offset by the establishment of valuation allowances on certain foreign net operating loss carryforwards. The 2018 and 2017 periods benefitted from earnings attributable to noncontrolling interests for which income taxes are not typically our responsibility.
Our results reported by foreign subsidiaries with non-U.S. dollar functional currencies are affected by foreign currency volatility. When the U.S. dollar appreciates against the non-U.S. dollar functional currencies of these subsidiaries, our reported revenue, cost and earnings, after translation into U.S. dollars, are lower than what they would have been had the U.S. dollar depreciated against the same foreign currencies or if there had been no change in the exchange rates.
Our margins, in some cases, may be favorably or unfavorably impacted by a change in the amount of materials and customer-furnished materials, which are accounted for as pass-through costs.
As a result of adopting ASC 606 on January 1, 2018, we now generally account for engineering and construction contracts as a single performance obligation, resulting in a more constant recognition of revenue and margin over the term of the contract than under the previous guidance in which we typically segmented between the engineering and construction phases of its contracts. Prior to 2018, changes in the mix of work performed by us had a larger impact, favorably or unfavorably, on our margins. Segment profit margins were generally higher during the earlier stages of the project life cycle as project execution activities were more heavily weighted to higher margin engineering activities rather than lower margin construction activities, particularly when there was a significant amount of materials, including customer-furnished materials, recognized during construction. For example, during 2017, margins in our Energy & Chemicals segment were adversely affected by a shift in the mix of work from higher margin engineering activities to lower margin construction activities.
The lack of broad based new awards could continue to put pressure on our earnings streams, particularly in the Energy & Chemicals segment. The decrease in backlog during 2019 primarily resulted from new award activity being outpaced by work performed as well as the removal of certain contracts associated with our joint venture in Mexico that were suspended in 2019. The increase in backlog during 2018 primarily resulted from new award activity. As of December 31, 2019, 41 percent of our revenue backlog was reimbursable while 59 percent was for fixed-price or lump-sum contracts. As of December 31, 2019, approximately 26 percent of consolidated backlog related to a single lump-sum project in the Energy & Chemicals segment.
Certain of our businesses have been adversely affected by the economic impacts of the outbreak of the novel strain of coronavirus ("COVID-19") and the steep decline in commodity prices that occurred in the early part of 2020. Both of these events have created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business operations. We have experienced, and may continue to experience, reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial conditions or financial distress, as well as governmental budget constraints. These impacts are expected to continue or worsen if stay-at-home, social distancing, travel restrictions and other similar orders or restrictions remain in place for an extended period of time or are re-imposed after being lifted or eased. Because of these events, we performed interim impairment testing of our goodwill, intangible assets and investments. We also evaluated the impact of these events on our reserves for credit risk and the fair value of our assets held for sale. While significant uncertainty exists concerning the magnitude of the impact and duration of these events, the company expects to recognize losses ranging from $450 million to $475 million during the first quarter of 2020, for such matters.

Discontinued Operations
During 2019, management committed to a plan to sell substantially all of our government and AMECO equipment businesses, while retaining two lump-sum projects previously included in the government segment and a few small international components of AMECO. These disposal groups meet the held for sale criteria, and as a result, the underlying assets and liabilities have been classified as held for sale for all periods presented. The operations of the disposal groups also qualify for discontinued operations, and therefore their results have been presented as earnings from discontinued operations, net of tax, for all periods presented. In the first quarter of 2020, we decided to retain our government business, which will no longer be reported as discontinued operations in 2020.
On August 1, 2019, we entered into a settlement agreement in connection with legal matters related to a previously divested business. The resulting gain on settlement as well as all legal fees associated with this matter were reported in 2019's earnings from discontinued operations, net of tax.
Impairment, Restructuring and Other Exit Costs

During 2019, we initiated a broad restructuring plan designed to optimize costs and improve operational efficiency. These efforts primarily relate to the rationalization of resources, investments, real estate and overhead across various geographies, as well as the liquidation of certain components of the AMECO business that are being excluded from sale. We expect that our restructuring activities will be substantially completed in 2020. Asset impairment charges included the write down of assets held for sale to fair value less cost to sell and the write down of certain other assets to fair value.

(in millions)	Recognized in 2019	Expected to be Incurred(1)
Restructuring and other exit costs:
Severance	$63.9	$70.0
Asset impairments	90.4	90.4
Entity liquidation costs (including the recognition of cumulative translation adjustments)	83.7	85.0
Other exit costs	2.0	5.0
Total restructuring and other exit costs	$240.0	$250.4

Impairment losses on:
Intangible customer relationships	$33.7
Investments	256.8
Goodwill	2.1
Total impairments	$292.6

Impairment, restructuring and other exit costs	$532.6

(1) Includes amounts recognized in 2019.

Given the 2019 performance in certain businesses and geographies, the significant drop in our stock price since our second quarter earnings release, and changes in pursuit criteria, we performed interim impairment tests of our goodwill, intangible assets and significant investments during the third quarter of 2019. We quantitatively determined that none of our goodwill was impaired as of September 30, 2019. However, we recognized an impairment loss on our intangible customer relationships associated with Stork. During the fourth quarter of 2019, we recognized goodwill impairment of approximately $2 million in connection with the liquidation of a business. Completion of our annual goodwill impairment test during the fourth quarter of 2019 resulted in no further impairment.

We also evaluated our significant investments and determined that certain of our investments were other-than-temporarily impaired as of September 30, 2019.

Segment Operations
We provide professional services in the fields of engineering, procurement, construction, fabrication and modularization, operations, maintenance and asset integrity, as well as project management services, on a global basis and serve a diverse set of industries worldwide. We consider charges to include effects that negatively impact a project's gross margin, including negative adjustments to revenue and recognition of project losses.

Energy & Chemicals
Revenue in 2019 decreased compared to 2018 due to a significant decline in the volume of customer-furnished materials and project execution activities, combined with the impact of a lower volume of broad based new awards. The revenue decline in 2019 was partially offset by increased project execution activity for a liquefied natural gas project in Canada. Revenue in 2018 decreased compared to 2017, primarily due to reduced volume of project execution activity for several chemicals and downstream projects that were nearing completion in 2017. This revenue decline was partially offset by an increase in project execution activities for a large upstream project.
Segment profit in 2019 significantly decreased compared to 2018, primarily due to the following 2019 items:

•	$260 million in charges resulting from late design changes, schedule-driven cost growth including liquidated damages, and subcontractor negotiations on a lump-sum, offshore project;

•	$87 million in charges resulting from schedule-driven cost growth and client and subcontractor negotiations on two lump-sum, downstream projects and scope reductions on a large upstream project;

•	$31 million in charges resulting from the resolution of certain close-out matters with a customer;

•	$26 million in charges resulting from the write-off of pre-contract costs due to the continued evaluation of the probability of receiving an award; and

•
$26 million of unrealized foreign currency losses associated with embedded foreign currency derivatives of our joint venture in Mexico, primarily due to the full suspension of certain client contracts in the second quarter of 2019.

Segment profit in 2018 included the following items:

•	$133 million in charges for estimated cost growth on a completed, lump-sum, downstream project;

•	$40 million in charges resulting from estimated cost growth on the offshore project mentioned above;

•	reduced volume of project execution activity for several downstream projects that were nearing completion in 2017; and

•	the favorable impact of the adoption of ASC 606.
Segment profit in 2017 included charges totaling $44 million for estimated cost growth on the downstream project mentioned above.
The changes in segment profit margin in 2019 and 2018 were primarily attributable to the same factors that affected revenue and segment profit.
We are currently in discussions with the clients of the two lump-sum, downstream projects mentioned above over unapproved change orders totaling $66 million for cost growth and extension of time due to client-caused delays. Our current forecasts are based on the probability of favorably resolving these matters. Revenue and segment profit could be adversely affected if these matters are not successfully resolved, including the assessment of liquidated damages for which our combined maximum exposure for both projects is approximately $121 million.
New awards in 2019 included a downstream project in the United Kingdom as well as chemicals projects in China, India and on the U.S. gulf coast. New awards in 2018 included a liquefied natural gas export facility in Canada as well as an engineering and procurement contract for a refinery in Texas. New awards in 2017 included an offshore project in the North Sea, a propylene oxide project in Texas, a petrochemical project in Malaysia and two refinery projects in Texas.
The decrease in backlog during 2019 resulted primarily from new award activity being outpaced by work performed as well as the removal of certain contracts associated with our joint venture in Mexico that were suspended during 2019. The increase in backlog during 2018 resulted from the new award activity discussed above.
Mining & Industrial
Revenue in 2019 increased compared to 2018 primarily due to increased project execution activities for several large mining projects as well as work performed for an advanced manufacturing client. Revenue in 2018 increased compared to 2017 primarily due to increased project execution activity for several large mining projects.
Segment profit in 2019 increased compared to 2018 due to the increased volume of project execution activities for the projects mentioned above as well as a benefit of $31 million recognized in 2019 resulting from a favorable resolution of a longstanding customer dispute. Segment profit in 2018 increased compared to 2017 due to the increased volume of project execution activities for the projects mentioned above. The changes in segment profit margin in 2019 and 2018 were primarily attributable to the same factors impacting segment profit in those years.
New awards in 2019 included an advanced manufacturing project in the Netherlands. New awards in 2018 included a copper project in the south of Peru, an iron ore replacement mine in Australia and a mine expansion project in Peru. New awards in 2017 included a mining project in Chile.
The decrease in backlog during 2019 was primarily due to new award activity being outpaced by work performed. The increase in backlog during 2018 primarily resulted from the new award activity discussed above.
Infrastructure & Power
Revenue in 2019 decreased compared to 2018 primarily due to the substantial completion of certain large power projects during 2019. This decline was partially offset by increased project execution activities on several infrastructure projects. Revenue also reflects the adverse impact of various forecast revisions discussed below. Revenue in 2018 decreased compared to 2017 primarily due to reduced levels of project execution activity for the large power projects discussed above. This decline was partially offset by increased project execution activities on certain infrastructure projects.
Segment profit in 2019 significantly decreased compared to 2018, primarily due to the following 2019 charges:

•
$135 million, including the settlement of client disputes, as well as cost growth related to certain close-out matters, on three lump-sum, gas-fired power plant projects that were substantially complete as of December 31, 2019; and

•
$133 million resulting from late engineering changes and schedule-driven cost growth, as well as negotiations with clients and subcontractors on pending change orders, for several infrastructure projects.

Segment profit in 2018 included the following items:

•	$188 million in charges on one of the aforementioned power projects as a result of cost growth; and

•	$125 million gain associated with the sale of a joint venture interest in the United Kingdom.
Segment profit in 2017 was adversely affected by charges totaling $260 million resulting from estimated cost growth at the three lump-sum, gas-fired power plant projects.
The changes in segment profit margin in 2019 and 2018 were primarily attributable to the same factors impacting segment profit in those years. Lower margin contributions from certain infrastructure projects for which charges were recognized during 2019 may continue to adversely impact near term segment profit margin.
New awards in 2019 included a large infrastructure project in Texas and the Red and Purple Line Modernization project for the Chicago Transit Authority. New awards in 2018 included an international bridge project in Canada and the Los Angeles International Airport Automated People Mover project. New awards in 2017 included the Southern Gateway project in Texas, the A10 Zuidasdok infrastructure project in Amsterdam and the Green Line Light Rail Extension project in Boston.
The decrease in backlog during 2019 was primarily due to work performed and project cancellations outpacing new award activity. The increase in backlog during 2018 primarily resulted from the new award activity discussed above.
Diversified Services
As discussed elsewhere, most of the operating results of our AMECO equipment business are now included in discontinued operations. Certain operations of AMECO, primarily in Mexico, are in the process of being liquidated and did not meet the qualifications of discontinued operations. These retained operations will remain in the Diversified Services segment until liquidation is complete.
Revenue in 2019 decreased compared to 2018, primarily due to lower volumes in the Stork business in Europe, the cancellation of a large operations and maintenance project in North America in 2018 and scope reductions on a maintenance project in Australia. The decline in 2019 revenue was further driven by scope reductions on a large power services project in the U.S. and lower volumes at the AMECO equipment business in Mexico. The revenue declines in 2019 were partially offset by higher contributions from the staffing business in North America and Europe. Revenue in 2018 remained relatively flat compared to 2017. Revenue growth from Stork operations in Latin America and the staffing business were offset by the cancellation of the large operations and maintenance project in North America and revenue declines in the equipment and power services businesses.

Segment profit in 2019 decreased compared to 2018 primarily driven by the above mentioned reduced volumes of higher margin specialty services in the operations and maintenance business and the closure of the AMECO equipment business in Mexico. The decline in segment profit in 2019 was further driven by charges recognized in the second quarter related to negotiations with clients and joint venture partners. Segment profit in 2018 decreased compared to 2017, primarily due to the cancellation of the large operations and maintenance project in North America and lower contributions from the power services businesses. The declines in segment profit margin in 2019 and 2018 were primarily due to the same factors affecting segment profit.
The increase in backlog during 2019 was primarily due to a large award for the power services business. The reduction in backlog during 2018 resulted from scope changes on certain power services projects and the cancellation of the large operations and maintenance project in North America. The equipment and staffing businesses do not report backlog or new awards.
Other
Other includes the operations of NuScale, as well as two lump-sum projects that are being excluded from the sale of the government business, including a plant for which we serve as a subcontractor to a commercial client (the "Radford" project) and a weapons storage and maintenance facility that commenced earlier this year (the "Warren" project). The Radford and Warren projects are projecting losses as of December 31, 2019.
Segment loss in 2019 included charges totaling $59 million resulting from forecast revisions for cost growth on the Warren project and charges totaling $83 million resulting from forecast revisions for late engineering changes and cost growth related to the Radford project. Segment loss in 2018 and 2017 included charges totaling $56 million and $37 million, respectively, on the Radford project. Our forecast for both projects is based on our assessment of the probable cost to finish the projects as well as our assessment of the recovery of unapproved change orders. The Radford project includes the construction of a complex, large-scale nitrocellulose manufacturing facility. The Warren project requires the procurement and installation of certain first-of-a-kind technologies that are inherently more difficult to estimate. If our forecasts for these projects are not achieved, revenue and segment profit could be further adversely affected. We continue to pursue recovery of all unapproved change orders associated with these projects.
NuScale expenses, net of qualified reimbursable expenses, included in the determination of segment loss, were $66 million, $74 million and $76 million during 2019, 2018 and 2017, respectively.
Corporate and Other Matters

(in millions)		As Restated
YEAR ENDED DECEMBER 31	2019	2018	2017
Corporate G&A
Compensation	$98.9	$112.0	$119.8
Professional fees	21.5	19.7	16.4
Foreign currency (gains) losses	26.6	(33.4)	20.4
Other	12.1	20.1	27.1
Corporate G&A	$159.1	$118.4	$183.7
During 2019 and 2017, most major foreign currencies strengthened against the U.S. dollar resulting in foreign currency exchange losses. However, in 2018, most major foreign currencies weakened against the U.S. dollar resulting in foreign currency exchange gains.
The decrease in net interest expense during 2019 was primarily attributable to an increase in interest income from time deposits held at the large LNG project in Canada in 2019 as well as the payment of a "make-whole" premium associated with the redemption of $500 million of 3.375% Senior Notes in 2018.
Discussion of Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in the notes to our financial statements. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available through the date of the issuance of the financial statements and, accordingly, actual results in future periods could differ from these estimates.

Significant judgments and estimates used in the preparation of our financial statements apply to the following critical accounting policies:
Revenue Recognition for Long-Term Contracts. We recognize our engineering and construction contract revenue over time as we provide services to satisfy our performance obligations. We generally use the cost-to-cost percentage-of-completion measure of progress as it best depicts how control transfers to our clients. The cost-to-cost approach measures progress towards completion based on the ratio of contract cost incurred to date compared to total estimated contract cost. Use of the cost-to-cost measure of progress requires us to prepare estimates of total expected revenue and cost to complete our projects.
Due to the nature of our industry, there is significant complexity in our estimation of total expected revenue and cost, for which we must make significant judgments. Our contracts with our customers may contain award fees, incentive fees, liquidated damages or other provisions that can either increase or decrease the contract price to arrive at estimated revenue. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable we will realize that amount. Our estimates of variable consideration and our determination of its inclusion in project revenue for accounting purposes are based on an assessment of our anticipated performance and other information that may be available to us.
At a project level, we have specific practices and procedures to review our estimate of total revenue and cost. Each project team reviews the progress and execution of our performance obligations, which impact the project’s accounting outcome. As part of this process, the project team reviews information such as any outstanding key contract matters, progress towards completion and the related program schedule and identified risks and opportunities. The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our project estimates, which can change from period to period for factors such as:
•Complexity in original design;
•Extent of changes from original design;
•Different site conditions than assumed in our bid;
•The productivity, availability and skill level of labor;
•The technical maturity of the technologies involved;
•Length of time to complete the project;
•Availability and cost of equipment and materials;
•Subcontractor and joint venture partner performance;
•Expected costs of warranties; and
•Our ability to recover for additional contract costs.
We recognize changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate adversely differs from the previous estimate. If we estimate that a project will have costs in excess of revenue, we recognize the total loss in the period it is identified.
Variable Consideration. The nature of our contracts gives rise to several types of variable consideration, including claims, unpriced change orders, award and incentive fees, liquidated damages and penalties. We consider variable consideration in the development of our project forecasts so that our forecasted revenue reflects the amount of consideration we expect to be probable of recovering without a future significant reversal. We estimate the amount of revenue attributable to variable consideration using the expected value method (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever offers better prediction. Significant judgments are required in developing estimates for variable consideration.
Fair Value Measurements. We are often required to use fair value measurement techniques with inputs that require the use of estimates and involve significant judgment. These circumstances include:
•Annual goodwill impairment testing of reporting units when quantitative analysis is deemed necessary
•Impairment testing of intangible assets when impairment indicators are present

•	Impairment testing of investments as part of other than temporary impairment assessments when impairment indicators are present
•Fair value assessments of businesses held for sale that are reported at fair value less cost to sell
•Purchase price allocations for acquired businesses

When performing quantitative fair value or impairment evaluations, we estimate the fair value of our assets by taking into consideration the results of both income-based and market-based valuation approaches. Under the income approach, we prepare a discounted cash flow valuation model using recent forecasts and compare the estimated fair value of each asset to its carrying value. Cash flow forecasts are discounted using the weighted-average cost of capital for the applicable reporting unit at the date of evaluation. The weighted-average cost of capital is comprised of the cost of equity and the cost of debt with a weighting for each that reflects our current capital structure. Preparation of long-term forecasts involve significant judgments involving consideration of our backlog, expected future awards, customer attribution, working capital assumptions, and general market trends and conditions. Significant changes in these forecasts or any valuation assumptions, such as the discount rate selected, could affect the estimated fair value of our assets and could result in impairment charges. Under the market approach, we consider market information such as multiples of comparable publicly traded companies and/or completed sales transactions to develop or validate our fair value conclusions, when appropriate and available.
During the third quarter of 2019, we performed quantitative testing of our goodwill, intangibles and other investments. The majority of our goodwill resides in our Diversified Services reporting unit. Based on the testing performed, the fair value of the Diversified Services reporting unit exceeded its carrying value, including goodwill, by 20%. All other factors being equal, a one hundred basis point increase in the discount rate used in the valuation would have resulted its fair value exceeding its carrying value by 7%. During the third quarter of 2019, we recognized impairment charges of $257 million related to certain investments and $34 million related to customer relationship intangible assets. All other factors being equal, a one hundred basis point change in the discount rates used in these valuations would have affected these impairments by $20 million and $4 million, respectively.
Restructuring Accruals. We recognize and accrue restructuring related termination benefits when the recognition criteria in the applicable GAAP has been met, depending on the nature of the termination benefit. Recognition of termination benefits requires the use of estimates in determining the expected termination benefits payable, when they are probable of being realized and can be reasonably estimated. Our estimates consider the number of employees that we expect will be eligible to receive the benefit and the amount of benefit potentially payable to each employee based on either the terms of the plan or statutory entitlement.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in our financial statements.
Litigation and Matters in Dispute Resolution
Litigation and matters in dispute resolution are discussed in our financial statements.
Liquidity and Capital Resources
Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and access to capital markets, including the use of commercial paper. We have both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of December 31, 2019, our financial covenants limit our borrowings to approximately $1 billion under our committed credit facilities which expire in February 2022. We believe that for at least the next 12 months, cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements. However, we regularly review our sources and uses of liquidity and may pursue opportunities to increase our liquidity position. Our committed credit facilities contain customary financial and restrictive covenants, including the timely filing of financial statements and a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0. In order to accommodate the delays in filing our financial statements, we have entered into amendments with our lenders to extend the deadline for filing this 2019 10-K to September 30, 2020 and to extend the first, second and third quarter deadlines to October 31, November 30 and December 31, 2020, respectively, and we believe that we will satisfy the extended deadlines. Future losses and impairment charges could further reduce the amount of available credit capacity under our committed facilities.
Cash Flows
Cash and cash equivalents combined with marketable securities were $2.0 billion as of both December 31, 2019 and 2018, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $944 million and $964 million as of December 31, 2019 and 2018, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $393 million and $392 million as of December 31,

2019 and 2018, respectively, as reflected on the Consolidated Balance Sheet) were not necessarily readily available for general purposes. We also consider the extent to which client advances (which totaled $69 million and $109 million as of December 31, 2019 and 2018, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested overseas as of December 31, 2019 and 2018, other than unremitted earnings required to meet our working capital and long-term investment needs in foreign jurisdictions where we operate.

		As Restated
	Year Ended December 31,
(in thousands)	2019	2018	2017
OPERATING CASH FLOW	$219,018	$162,164	$601,971

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	207,374	57,591	(20,924)
Capital expenditures	(180,842)	(210,998)	(283,107)
Proceeds from sales of property, plant and equipment	65,977	81,038	96,102
Proceeds from sale of joint venture interest	—	124,942	—
Investments in partnerships and joint ventures	(52,305)	(73,145)	(273,117)
Other	40,268	21,955	(3,232)
Investing cash flow	80,472	1,383	(484,278)

FINANCING CASH FLOW
Repurchase of common stock	—	(50,022)	—
Dividends paid	(118,073)	(118,734)	(117,995)
Proceeds from issuance of Senior Notes	—	598,722	—
Repayment of 3.375% Senior Notes	—	(503,285)	—
Repayment of borrowings under revolving line of credit	—	—	(53,455)
Distributions paid to NCI	(33,674)	(63,523)	(47,215)
Capital contributions by NCI	64,646	5,128	6,397
Other	9,802	(8,777)	(3,234)
Financing cash flow	(77,299)	(140,491)	(215,502)

Effect of exchange rate changes on cash	10,262	(62,385)	51,448
Increase (decrease) in cash and cash equivalents	232,453	(39,329)	(46,361)
Cash and cash equivalents at beginning of year	1,764,746	1,804,075	1,850,436
Cash and cash equivalents at end of year	$1,997,199	$1,764,746	$1,804,075
Operating Activities
Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by our volume of work. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects within budget. Working capital requirements also vary by project and the payment terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. We evaluate the counterparty credit risk of third parties as part of its project risk review process. We maintain adequate reserves for potential credit losses and generally such losses have been minimal and within management's estimates. Additionally, certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project's net operating cash outflows exceed our available cash balances.

During 2019, working capital significantly decreased. Specific factors related to the change in working capital include:

•
Decreases in accounts receivable which resulted primarily from normal billing and collections for several projects in the Mining & Industrial segment as well as the LOGCAP IV program in Afghanistan, now included in discontinued operations.

•	Decreases in contract assets which resulted primarily from normal project execution activities for several projects in the Energy & Chemicals and Infrastructure & Power segments.

•	Increases in contract liabilities resulting from loss provisions and forecast adjustments for several projects in the Energy & Chemicals and Other segments.
Our working capital accounts as of December 31, 2018 reflect the adoption of ASC 606. Excluding the non-cash impact of adopting ASC 606, working capital increased. Specific factors related to the change in working capital include:

•
Increases in contract assets which resulted primarily from normal project execution activities on a large mining project and several infrastructure projects, partially offset by decreases in contract assets on several Energy & Chemicals projects.

•	A decrease in contract liabilities in the Energy & Chemicals segment, which resulted primarily from normal project execution activities on several large projects.

•	An increase in accounts payable in the Mining & Industrial segment, which resulted from normal invoicing activities on a large mining project.

•	A decrease in other current assets, driven primarily by the receipt of income tax refunds in 2018.
During 2017, working capital decreased primarily due to decreases in accounts receivable and contract assets partially offset by an increase in prepaid income taxes and a decrease in accounts payable. Specific factors related to these drivers include:

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
The increase in cash provided by operating activities in 2019 resulted from a higher level of working capital inflows compared to 2018. The decrease in cash provided by operating activities in 2018 resulted primarily from a higher level of working capital outflows compared to 2017.
We made income tax payments (net of refunds) of $204 million, $(28) million and $175 million in 2019, 2018 and 2017, respectively.
Cash from operating activities is used to provide contributions to our defined contribution and defined benefit pension plans. Contributions into the defined contribution plans during 2019, 2018 and 2017 were $115 million, $150 million and $165 million, respectively. We contributed approximately $15 million, $45 million and $15 million into our defined benefit pension plans during 2019, 2018 and 2017, respectively. Company contributions to defined benefit pension plans during 2018 included additional funding required to execute a buy-in policy contract with an insurance company to fully insure the benefits of the plan in the United Kingdom. In 2019, we approved the termination of the U.K. plan effective December 27, 2019 and the U.K. plan moved from "buy-in" to "buy-out" status, at which point the remaining benefit obligations were transferred to the insurer and we were relieved of any further obligation. During 2019, we recorded a loss on pension settlement of $138 million, which consisted primarily of unrecognized actuarial losses included in accumulated other comprehensive loss and did not have an impact on our cash position. Assuming no changes in current assumptions, we expect to contribute up to $15 million to our defined benefit pension plans in 2020, which is expected to be in excess of the minimum funding required.
All periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. NuScale expenses included in the determination of segment profit were $66 million, $74 million and $76 million during 2019, 2018 and 2017, respectively.

NuScale expenses for 2019, 2018 and 2017 were reported net of qualified reimbursable expenses of $44 million, $62 million and $48 million, respectively.
Investing Activities
We hold cash in bank deposits and marketable securities which are governed by our investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments may include money market funds, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities.
Capital expenditures primarily related to construction equipment associated with the equipment business now included in discontinued operations, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment primarily related to the disposal of construction equipment associated with the equipment business in discontinued operations.
In 2018, we sold our interest in a joint venture in the United Kingdom. Investments in unconsolidated partnerships and joint ventures in 2019 included capital contributions to two infrastructure joint ventures in the United States. Investments in 2018 included capital contributions to an infrastructure joint venture in the United States as well as investments in COOEC Fluor. Investments in 2017 included capital contributions to an Energy & Chemicals joint venture in the United States and investments in COOEC Fluor. We have a future funding commitment to COOEC Fluor of $26 million due at the end of 2020.
Financing Activities
We have a common stock repurchase program, authorized by the Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. In 2018, we repurchased 1,097,126 shares of common stock under our current and previously authorized stock repurchase programs. As of December 31, 2019, 10,513,093 shares could still be purchased under the existing stock repurchase program.
Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2019 were paid in the first quarter of 2020. Quarterly cash dividends of $0.21 per share were declared in 2018 and 2017 and in the first, second and third quarters of 2019. Quarterly cash dividends of $0.10 per share were declared in the fourth quarter of 2019. We have suspended our dividend as of April 29, 2020. The payment and level of future cash dividends is subject to the discretion of our Board of Directors.
During the second and third quarters of 2018, we issued commercial paper to meet our short-term liquidity needs. All of the outstanding commercial paper was repaid in October 2018.
In August 2018, we issued $600 million of 4.250% Senior Notes (the “2018 Notes”) due September 15, 2028 and received proceeds of $595 million, net of underwriting discounts. Interest on the 2018 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2019.

In September 2018, we used a portion of the proceeds from the 2018 Notes to fully redeem its $500 million 3.375% Senior Notes (the “2011 Notes”) due September 15, 2021. The redemption price of $503 million was equal to 100 percent of the principal amount of the 2011 Notes plus a “make-whole” premium of $3 million.
Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in 2019 primarily related to a mining joint venture project in Chile. Distributions in 2018 and 2017 primarily related to transportation joint venture projects in the United States. Capital contributions by joint venture partners in 2019 primarily relates to initial investments from new partners in NuScale.
Effect of Exchange Rate Changes on Cash
During 2019 and 2017, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $101 million and $110 million, respectively, of which $10 million and $51 million, respectively, related to cash held by foreign subsidiaries. During 2018, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $117 million of which $62 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore our exposure to exchange gains and losses is generally mitigated.

Off-Balance Sheet Arrangements
As of December 31, 2019, letters of credit totaling $371 million were outstanding under our committed lines of credit, which consist of a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. Each of the credit facilities contain customary financial and restrictive covenants, including the timely filing of financial statements and a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0 and a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

As of December 31, 2019, letters of credit totaling $1.0 billion were also outstanding under uncommitted lines of credit.
Letters of credit are provided in the ordinary course of business primarily to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees, Inflation and Variable Interest Entities
Guarantees
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients. These agreements are entered into primarily to support project execution commitments. The performance guarantees have various expiration dates ranging from mechanical completion of the project to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $17 billion as of December 31, 2019. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The performance guarantee obligation was not material as of December 31, 2019 and 2018.
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower's obligation.
Inflation
Although inflation and cost trends affect our results, we mitigate these trends by seeking to fix our cost at or soon after the time of award on lump-sum or fixed-price contracts or to recover cost increases in cost reimbursable contracts.
Variable Interest Entities
We frequently form joint ventures or partnerships with others primarily for the execution of single contracts or projects. We assess our joint ventures and partnerships at inception to determine if any meet the qualifications of a VIE as defined in GAAP. If a joint venture or partnership is a VIE and we are the primary beneficiary, the joint venture or partnership is consolidated and our partners' interests are recognized as NCI. For further discussion of our VIEs, see "Discussion of Critical Accounting Policies and Estimates" above and Notes to the Consolidated Financial Statements.

Contractual Obligations
Contractual obligations as of December 31, 2019 are summarized as follows:

		Payments Due by Period
Contractual Obligations	Total	1 year or less	2–3 years	4–5 years	Over 5 years
(in millions)
Debt:
2016 Notes	$557	$—	$—	$557	$—
2014 Notes	495	—	—	495	—
2018 Notes	595	—	—	—	595
Other borrowings	44	39	5	—	—
Interest on debt obligations(1)	344	55	106	88	95
Operating leases(2)	335	78	114	71	72
Finance leases	1	1	—	—	—
Uncertain tax positions	22	—	—	—	22
Joint venture contributions	103	26	21	56	—
Pension minimum funding(3)	49	10	20	19	—
Other post-employment benefits	8	1	3	2	2
Other compensation-related obligations(4)	415	80	138	112	85
Total	$2,968	$290	$407	$1,400	$871

(1)	Interest is based on the borrowings that are presently outstanding and the timing of payments indicated in the above table.

(2)
Operating leases are primarily for engineering and project execution office facilities in various U.S and international locations, equipment used in connection with long-term construction contracts and other personal property. Some of the operating leases are included in our discontinued operations.

(3)
We generally provide funding to our international pension plans to at least the minimum required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In management's judgment, minimum funding estimates beyond a five-year time horizon cannot be reliably estimated. Where minimum funding as determined for each individual plan would not achieve a funded status to the level of accumulated benefit obligations, additional discretionary funding may be provided from available cash resources.

(4)	Principally deferred executive compensation.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Cash and marketable securities are deposited with major banks throughout the world. Such deposits are placed with high quality institutions and the amounts invested in any single institution are limited to the extent possible in order to minimize concentration of counterparty credit risk. Marketable securities may consist of time deposits, registered money market funds, U.S. agency securities, U.S. Treasury securities, commercial paper, non-U.S. government securities and corporate debt securities. We have not incurred any credit risk losses related to deposits in cash and marketable securities.
Certain of our contracts are subject to foreign currency risk. We limit exposure to foreign currency fluctuations in most of our engineering and construction contracts through provisions that require client payments in currencies corresponding to the currency in which cost is incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, in cases where revenue and expenses are not denominated in the same currency, we may hedge our exposure, if material and if an efficient market exists, as discussed below.
We utilize derivative instruments to mitigate certain financial exposures, including currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility. As of December 31, 2019, we had total gross notional amounts of $804 million of foreign currency contracts (primarily related to the British Pound, Kuwaiti Dinar, Indian Rupee, Philippine Peso, South Korean Won, Canadian Dollar and Chinese Yuan) and $23 million of commodity contracts. The foreign currency contracts are of varying duration, none of which extend beyond March 2022. The commodity contracts are of varying duration, none of which extend beyond December 2022. Our historical gains and losses associated with foreign currency contracts have typically been immaterial, and have largely mitigated the exposures being hedged. As of December 31, 2019, we had total gross notional amounts of $19 million associated with contractual foreign currency payment provisions that were deemed embedded derivatives. We do not enter into derivative transactions for speculative purposes.
Our results reported by foreign subsidiaries with non-U.S. dollar functional currencies are also affected by foreign currency volatility. When the U.S. dollar appreciates against the non-U.S. dollar functional currencies of these subsidiaries, our reported revenue, cost and earnings, after translation into U.S. dollars, are lower than what they would have been had the U.S. dollar depreciated against the same foreign currencies or if there had been no change in the exchange rates.
Our long-term debt obligations typically carry a fixed-rate coupon, and therefore, our exposure to interest rate risk is not material.

Item 8.	Financial Statements and Supplementary Data
The information required by this Item is submitted as a separate section of this Form 10-K as described in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As defined in Rule 13a-15 and 15d-15 of the Exchange Act, our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining disclosure controls and procedures. These controls and procedures should be designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO to allow timely decisions regarding required disclosure.
Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2019, due to the existence of the material weaknesses in our ICFR described below.
In light of the material weaknesses in our ICFR, we performed extensive additional analysis and other procedures to validate that our financial information contained on this Form 10-K was prepared in accordance with US GAAP. Following such additional analysis and procedures, our management, including our CEO and CFO, has concluded that our financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Form 10-K, in conformity with GAAP.
Management's Report on Internal Control Over Financial Reporting
Under the Exchange Act, our management is responsible for establishing and maintaining effective ICFR. Our ICFR should provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Material weakness describes a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
As of December 31, 2019, our management, including our CEO and CFO, conducted an assessment of the effectiveness of our ICFR based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO framework). Our assessment included an evaluation of the design of our ICFR and testing of its operational effectiveness. Using the COSO 2013 framework, we concluded that our ICFR was not effective due to the matters described below:

•
As of December 31, 2019, we determined there was a material weakness in FFS due to a failure to timely identify the out-of-period effects of adjustments related to the forecast, as well as adjustments related to the estimation of the amount of variable consideration, for the Radford project. These failures resulted in incorrect recognition of revenue and projected losses on the project in 2019 and prior. In periods prior to 2019, FFS also did not maintain effective controls over project cost forecasting, primarily driven by a failure to maintain a sufficient complement of project level personnel with appropriate levels of accounting and controls knowledge for the Radford project.

•
Former leaders of our Energy & Chemicals segment caused pressure to be applied on the individuals charged with accounting and finance responsibilities in a manner intended to present overly optimistic forecasts across certain Energy & Chemicals projects. This resulted in a material weakness in the Energy & Chemicals segment associated with its non-compliance with Fluor's policies and procedures designed to promote a commitment to ethical practices. Although the pressure did not result in inaccurate forecasts in all instances in which it was applied, in certain instances the pressure gave rise to an override of our project controls on a project and resulted in errors in our financial statements due to unsupported forecasted estimates.

Ernst & Young LLP, our independent registered public accounting firm, has expressed an adverse report on the effectiveness of our ICFR. Their report follows this management report.
Remediation of Material Weaknesses
We have strengthened our ICFR in connection with our 2019 year-end closing and reporting process, and we are committed to improving our ICFR. We believe that our remediation plan will address the issues that contributed to the material weaknesses described above. The following actions and plans have been undertaken or are being undertaken:

•
Taken and taking personnel actions, including separations, with respect to personnel involved in projects associated with material weaknesses, including separations with relevant personnel involved in the issues associated with the matters creating the material weakness in our Energy & Chemicals segment;

•
Establishing additional monitoring procedures to help ensure that our policies and procedures are consistently followed at the project level, including developing plans for enhanced business line approvals and supporting documentation when projects operate outside certain parameters;

•	Implementing enhanced guidance on project forecasting principles including the assessment of variable consideration at the project level;

•	Deployment of new tools and templates to help standardize certain project-level documentation and reporting across projects and business units; and

•
Enhancing training on our required policies and procedures, including our code of conduct and our process for elevating concerns, and developing steps to promote increased awareness of such policies, procedures and relevant forecasting controls guidance.

As we work to improve our ICFR, we may modify the remediation plans outlined above. We may also implement other measures as we continue to review, optimize and enhance our financial reporting controls and procedures in the ordinary course, including with respect to our controls related to project-related reserves. The material weaknesses will not be considered remediated until the remediated controls have been operating for a sufficient period of time and can be evidenced through testing that they are operating effectively.
Changes in Internal Control over Financial Reporting
There have been no changes in our ICFR during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our ICFR.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fluor Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Fluor Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Fluor Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to the Company’s failure to timely identify the out-of-period effects of adjustments related to project cost forecasts and the estimation of the amount of variable consideration, as well as controls over the project cost forecasting process and non-compliance with the Company’s established policies and procedures.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Fluor Corporation as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated September 25, 2020, which expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Dallas, Texas
September 25, 2020

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors, Executive Officers, Promoters and Control Persons
The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K will be set forth in an amendment to this 2019 10-K . The information required by Paragraph (b) of Item 401 of Regulation S-K, as well as the information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers, is set forth in Part I, Item 1 of this 2019 10-K under the heading "Information about our Executive Officers."
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
Corporate Governance
We have adopted Corporate Governance Guidelines, which are available on our website at www.fluor.com under the "Sustainability" portion of our website under the heading "Corporate Governance Documents" filed under "Governance." Information regarding the Audit Committee will be included in an amendment to this 2019 10-K.

Item 11.	Executive Compensation
Information required by this item will be included in an amendment to this 2019 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2019 with respect to the shares of common stock that may be issued under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by stockholders(1)	7,900,533	$52.13 (2)	7,313,489
Equity compensation plans not approved by stockholders	—	—	—
Total	7,900,533	$52.13 (2)	7,313,489
_______________________________________________________________________________

(1)
Consists of (a) the Amended and Restated 2008 Executive Performance Incentive Plan, under which 4,155,754 shares are issuable upon exercise of outstanding options, 140,455 shares are issuable upon vesting of outstanding restricted stock units, 217,803 shares are issuable if specified performance target awards are met under outstanding VDI unit awards, and under which no shares remain for future issuance; (b) the 2017 Performance Incentive Plan, under which 1,225,723 shares are issuable upon exercise of outstanding options, 1,508,838 shares are issuable upon vesting of outstanding restricted stock units, 420,054 shares are issuable if specified performance target awards are met under outstanding VDI unit awards, but under which 7,313,489 shares remain available for issuance; (c) 40,389 vested restricted stock units deferred by non-associate directors participating in the 409A Director Deferred Compensation Program that are distributable in the form of shares; (d) 97,108 vested restricted stock units granted to non-associate directors that are subject to a post-vest holding period and for which shares have not been issued; and (e) 94,409 vested restricted stock units and VDI units deferred by executive officers under the 2008 Executive Performance Incentive Plan.

(2)	Weighted-average exercise price of outstanding options only.
The additional information required by this item will be included in an amendment to this 2019 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in an amendment to this 2019 10-K.

Item 14.	Principal Accountant Fees and Services
Information required by this item will be included in an amendment to this 2019 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this 2019 10-K:

1.	Financial Statements:
Our consolidated financial statements at December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this 2019 10-K, beginning on page F-1.

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
3.3
Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on March 25, 2020).

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

4.7	Description of Securities*
4.8
Rights Agreement dated as of March 25, 2020, by and between Fluor Corporation and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on March 25, 2020).

4.9
Amendment to Rights Agreement dated as of July 29, 2020, by and between Fluor Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K (commission file number 1-16129) filed on August 3, 2020).

10.1
Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 3, 2013).**

Exhibit	Description
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

10.17	Retention Award, dated November 26, 2019, granted to Alan L. Boeckmann.* **
10.18	Retention Award, dated November 14, 2019, granted to Carlos M. Hernandez.* **
10.19
Retirement and Release Agreement, effective September 10, 2019, between the registrant and David T. Seaton (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on October 31, 2019).**

10.20	Retirement and Release Agreement, effective October 11, 2019, between the registrant and Bruce A. Stanski.* **
10.21	Summary of Fluor Corporation Non-Management Director Compensation.*
10.22
Form of Restricted Stock Unit Agreement granted to directors under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on August 3, 2017).**

Exhibit	Description
10.23
Form of Restricted Stock Unit Agreement granted to directors (2018 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on August 2, 2018).**

10.24
Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on March 31, 2003).**

10.25
Fluor Corporation 409A Director Deferred Compensation Program, as amended and restated effective as of November 2, 2016 (incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**

10.26
Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) (Commission file number 1-16129) filed on November 22, 2000).**

10.27
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

10.29
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

10.30
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

10.31
Amendment No. 2, dated as of April 2, 2020, to $1,800,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on April 3, 2020).

10.32
Amendment No. 3, dated as of July 7, 2020, to $1,800,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on July 8, 2020).

10.33
Amendment No. 4, dated as of September 17, 2020, to $1,800,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on September 21, 2020).

10.34
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

10.35
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

10.36
Amendment No. 2, dated as of April 2, 2020, to $1,700,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on April 3, 2020).

10.37
Amendment No. 3, dated as of July 7, 2020, to $1,700,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on July 8, 2020).

10.38
Amendment No. 4, dated as of September 17, 2020, to $1,700,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on September 21, 2020).

Exhibit	Description
21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
95	Mine Safety Disclosure.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's 2019 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________________
*    Exhibit filed with this report.
**    Management contract or compensatory plan or arrangement.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations for the years ended December 31, 2019, 2018 and 2017, (ii) the Consolidated Balance Sheet at December 31, 2019 and December 31, 2018, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and (iv) the Consolidated Statement of Equity for the years ended December 31, 2019, 2018 and 2017.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 2019 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ JOSEPH L. BRENNAN
Joseph L. Brennan, Chief Financial Officer
September 25, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this 2019 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ CARLOS M. HERNANDEZ
Carlos M. Hernandez	Chief Executive Officer	September 25, 2020

Principal Financial Officer:
/s/ JOSEPH L. BRENNAN
Joseph L. Brennan	Chief Financial Officer	September 25, 2020

Principal Accounting Officer:
/s/ JOHN C. REGAN
John C. Regan	Chief Accounting Officer	September 25, 2020

Other Directors:
/s/ ALAN L. BOECKMANN
Alan L. Boeckmann	Executive Chairman	September 25, 2020

/s/ PETER K. BARKER
Peter K. Barker	Director	September 25, 2020

/s/ ALAN M. BENNETT
Alan M. Bennett	Director	September 25, 2020

/s/ ROSEMARY T. BERKERY
Rosemary T. Berkery	Director	September 25, 2020

/s/ DAVID E. CONSTABLE
David E. Constable	Director	September 25, 2020

/s/ PETER J. FLUOR
Peter J. Fluor	Director	September 25, 2020

Signature	Title	Date
/s/ JAMES T. HACKETT
James T. Hackett	Director	September 25, 2020

/s/ THOMAS C. LEPPERT
Thomas C. Leppert	Director	September 25, 2020

/s/ DEBORAH D. MCWHINNEY
Deborah D. McWhinney	Director	September 25, 2020

/s/ ARMANDO J. OLIVERA
Armando J. Olivera	Director	September 25, 2020

/s/ MATTHEW K. ROSE
Matthew K. Rose	Director	September 25, 2020

FLUOR CORPORATION

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fluor Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fluor Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 25, 2020 expressed an adverse opinion thereon.
Restatement of 2018 and 2017 Financial Statements
As discussed in Note 4 to the consolidated financial statements, the consolidated financial statements as of December 31, 2018 and for the years ended December 31, 2018 and 2017 have been restated to correct misstatements.
Adoption of ASU No. 2016-02 (Topic 842)
As discussed in Notes 3 and 22 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU 2016-02 Leases (Topic 842).
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of the Fair Value of Goodwill/Intangibles/Investments
Description of the Matter
As more fully described in Note 7 to the consolidated financial statements, given the performance in certain businesses and geographies, the decline in the Company's stock price, and recent changes in pursuit criteria, the Company performed impairment tests of its goodwill, intangible assets and significant investments. As a result of the impairment tests, the Company recognized a $293 million impairment loss related to goodwill, certain intangible customer relationships and investments, which is the amount by which the carrying value exceeded the estimated fair value of these assets.
Auditing management’s assessment of impairment involved a high degree of subjectivity due to the significant estimation required in determining the fair value of investments, the reporting units for goodwill and intangibles. For the fair value of investments and the reporting units of goodwill, significant assumptions used in management’s assessments included revenue growth rates, expected cash outflows, terminal growth rates and discount rates. For the fair value of intangibles, significant assumptions used in management’s assessments included revenue growth rates, expected cash outflows, royalty rate, attrition rate and discount rates. The aforementioned assumptions are affected by expectations about future market or economic conditions that materially impact the fair value of the reporting units as well as investments and intangibles.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's processes to determine the fair value of its investments, goodwill and intangibles. This included controls over management's review of the significant assumptions underlying the fair value determinations.
Our testing of the Company's measurements of fair value included, among other procedures, evaluating the significant assumptions and operating data used to estimate fair value. For example, we compared the significant assumptions used to estimate market participant cash flows to current industry and economic trends and historical performance, performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value estimates that would result from changes in the assumptions and recalculated management's estimates. We also involved our valuation specialists to assist in our evaluation of key assumptions, which included the terminal growth rates, royalty rate, attrition rate, and the discount rates used in the fair value estimates.

Long-term revenue recognition on engineering and construction contracts
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company recognizes engineering and construction contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer, using the percentage-of-completion method of accounting, based primarily on contract cost incurred to date compared to total estimated contract cost. Revenue recognition under this method is judgmental, particularly on lump-sum contracts, as it requires the Company to prepare estimates of total contract revenue and total contract costs, including costs to complete in-process contracts.

Auditing the Company’s estimates of total contract revenue and costs used to recognize revenue on engineering and construction contracts involved significant auditor judgment, as it required the evaluation of subjective factors, such as assumptions related to project schedule and completion, forecasted labor, material and subcontract costs and variable consideration estimates related to incentive fees, unpriced changes orders and contractual disputes and claims. These assumptions involved significant management judgment, which affects the measurement of revenue recognized by the Company. Additionally, as described in Management’s Report on Internal Control Over Financial Reporting, the Company identified material weaknesses in their internal control over financial reporting associated with the project cost forecasting process within Fluor Federal Solutions and non-compliance with the Company’s policies and procedures within the Energy & Chemicals segment, which required changes to the nature and extent of effort in the performance of our procedures.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and where appropriate, tested the operating effectiveness of controls over the estimation processes that affect revenue recognized on engineering and construction contracts. This included controls over management’s monitoring and review of project costs and variable consideration estimates, including the Company’s procedures to validate the completeness and accuracy of data used to determine the estimates.
To evaluate the Company’s contract estimates related to revenue recognized on engineering and construction contracts, our audit procedures included selecting a sample of projects and, among other procedures, we obtained and inspected the contract agreements, amendments and change orders to test the existence of customer arrangements and understand the scope and pricing of the related contracts; performed site-visits for certain contracts to observe progress; observed selected contract review meetings, inspected presentations prepared by management and interviewed contract team personnel to obtain an understanding of the status of operational performance and progress on the related contracts; evaluated the reasonableness of the Company’s estimated revenue and costs to complete by obtaining and analyzing supporting documentation of management’s estimates of variable consideration and contract costs, including external legal letters, supporting the Company’s legal basis related to certain contractual matters including contractual disputes; and compared contract profitability estimates in the current year to historical estimates and actual performance.
With the assistance of our forensic professionals, we gained an understanding of and evaluated the investigation performed by the Company. In response to the investigation findings and the material weaknesses in the Company’s internal controls, we (1) expanded the number of contracts tested using a mix of the procedures listed above, (2) reassessed our testing thresholds for certain audit procedures, and (3) performed testing to assess the conclusions reached by the Company as a result of the investigation, which included obtaining supporting documentation and expanding the number of individuals that we inquired of related to estimated revenue and costs to complete.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 1973.
Dallas, Texas
September 25, 2020

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

		As Restated
	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Revenue	$14,348,018	$15,172,454	$14,806,511
Cost of revenue	14,775,399	14,803,234	14,528,782
Other (income) and expenses
Corporate general and administrative expense	159,089	118,428	183,697
Impairment, restructuring and other exit costs	532,600	—	—
Loss on pension settlement	137,898	21,900	184
Interest expense	74,104	77,144	67,458
Interest income	(54,372)	(36,252)	(27,419)
Total cost and expenses	15,624,718	14,984,454	14,752,702
Earnings (loss) from continuing operations before taxes	(1,276,700)	188,000	53,809
Income tax expense (benefit)	440,982	132,250	16,356
Net earnings (loss) from continuing operations	(1,717,682)	55,750	37,453
Net earnings from discontinued operations	164,558	177,103	189,311
Net earnings (loss)	(1,553,124)	232,853	226,764
Less: Net earnings (loss) attributable to NCI from continuing operations	(41,450)	46,556	64,533
Net earnings (loss) attributable to Fluor Corporation from continuing operations	(1,676,232)	9,194	(27,080)
Less: Net earnings attributable to NCI from discontinued operations	10,490	12,829	8,560
Net earnings attributable to Fluor Corporation from discontinued operations	154,068	164,274	180,751
Net earnings (loss) attributable to Fluor Corporation	$(1,522,164)	$173,468	$153,671

Amounts attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(1,676,232)	$9,194	$(27,080)
Net earnings from discontinued operations	154,068	164,274	180,751
Net earnings (loss)	$(1,522,164)	$173,468	$153,671

Basic earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(11.97)	$0.07	$(0.19)
Net earnings from discontinued operations	1.10	1.17	1.29
Net earnings (loss)	$(10.87)	$1.24	$1.10

Diluted earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(11.97)	$0.07	$(0.19)
Net earnings from discontinued operations	1.10	1.16	1.28
Net earnings (loss)	$(10.87)	$1.23	$1.09

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

		As Restated
	Year Ended December 31,
(in thousands)	2019	2018	2017
Net earnings (loss)	$(1,553,124)	$232,853	$226,764
OCI, net of tax:
Foreign currency translation adjustment	65,500	(100,561)	74,123
Ownership share of equity method investees' OCI	(11,784)	8,942	(701)
Defined benefit pension and postretirement plan adjustments	105,452	(52,591)	15,609
Unrealized gain (loss) on derivative contracts	3,140	274	4,743
Unrealized gain (loss) on available-for-sale securities	—	709	(444)
Total OCI, net of tax	162,308	(143,227)	93,330
Comprehensive income (loss)	(1,390,816)	89,626	320,094
Less: Comprehensive income (loss) attributable to NCI	(32,310)	57,145	72,297
Comprehensive income (loss) attributable to Fluor Corporation	$(1,358,506)	$32,481	$247,797

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED BALANCE SHEET

		As Restated
(in thousands, except share and per share amounts)	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents ($392,772 and $391,635 related to VIEs)	$1,997,199	$1,764,746
Marketable securities ($66 and $202,481 related to VIEs)	7,262	214,828
Accounts and notes receivable, net ($300,082 and $199,108 related to VIEs)	1,075,254	1,237,248
Contract assets ($247,800 and $281,713 related to VIEs)	882,030	1,007,469
Other current assets ($21,700 and $6,624 related to VIEs)	359,371	308,905
Current assets held for sale ($105,243 and $79,269 related to VIEs)	1,195,156	837,407
Total current assets	5,516,272	5,370,603

Noncurrent assets
Property, plant and equipment ($29,393 and $28,679 related to VIEs)	543,040	745,942
Goodwill	450,386	466,452
Investments	574,421	903,136
Deferred taxes	62,688	378,102
Deferred compensation trusts	341,235	328,814
Other assets ($45,178 and $26,447 related to VIEs)	478,616	312,907
Noncurrent assets held for sale ($12,931 related to VIEs in 2018)	—	376,599
Total noncurrent assets	2,450,386	3,511,952
Total assets	$7,966,658	$8,882,555

LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($446,185 and $419,590 related to VIEs)	$1,357,749	$1,400,666
Short-term borrowings	38,727	26,887
Contract liabilities ($231,521 and $249,831 related to VIEs)	1,120,237	903,374
Accrued salaries, wages and benefits ($28,538 and $25,341 related to VIEs)	541,024	587,491
Other accrued liabilities ($20,855 and $49,968 related to VIEs)	452,586	361,995
Current liabilities related to assets held for sale ($72,851 and $79,872 related to VIEs)	421,738	378,815
Total current liabilities	3,932,061	3,659,228

Long-term debt	1,651,739	1,661,565
Deferred taxes	83,295	—
Other noncurrent liabilities	715,471	564,011
Noncurrent liabilities related to assets held for sale	—	17,498

Contingencies and commitments

Equity
Shareholders' equity
Preferred stock — authorized 20,000,000 shares ($0.01 par value), none issued	—	—
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 140,174,400 and 139,653,824 shares in 2019 and 2018, respectively	1,399	1,396
Additional paid-in capital	165,314	82,106
Accumulated OCI	(379,873)	(543,531)
Retained earnings	1,700,912	3,294,154
Total shareholders' equity	1,487,752	2,834,125
NCI	96,340	146,128
Total equity	1,584,092	2,980,253
Total liabilities and equity	$7,966,658	$8,882,555

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

		As Restated
	Year Ended December 31,
(in thousands)	2019	2018	2017
OPERATING CASH FLOW
Net earnings (loss)	$(1,553,124)	$232,853	$226,764
Adjustments to reconcile net earnings (loss) to operating cash flow:
Loss on pension settlement	137,898	21,900	184
Write-off of cumulative translation loss	83,665	—	—
Depreciation	154,599	197,585	206,113
Amortization of intangibles	15,882	19,071	19,156
(Earnings) loss from equity method investments, net of distributions	9,348	980	2,849
Gain on sale of joint venture interest	—	(124,942)	—
(Gain) loss on sales of property, plant and equipment	7,284	(22,132)	(22,746)
Loss on impairment	383,017	—	—
Amortization of stock-based awards	36,075	43,029	40,669
Deferred compensation trust	(55,820)	18,010	(49,539)
Deferred compensation obligation	54,490	(22,272)	52,615
Deferred taxes	320,633	60,709	100,144
Net retirement plan accrual (contributions)	(2,325)	(38,372)	(9,030)
Changes in assets and liabilities	633,029	(227,732)	25,948
Other	(5,633)	3,477	8,844
Operating cash flow	219,018	162,164	601,971

INVESTING CASH FLOW
Purchases of marketable securities	(31,165)	(483,513)	(237,360)
Proceeds from sales and maturities of marketable securities	238,539	541,104	216,436
Capital expenditures	(180,842)	(210,998)	(283,107)
Proceeds from sales of property, plant and equipment	65,977	81,038	96,102
Proceeds from sale of joint venture interest	—	124,942	—
Investments in partnerships and joint ventures	(52,305)	(73,145)	(273,117)
Return of capital from partnerships and joint ventures	24,065	22,284	3,249
Proceeds from company owned life insurance	16,414	1,040	359
Other	(211)	(1,369)	(6,840)
Investing cash flow	80,472	1,383	(484,278)

FINANCING CASH FLOW
Repurchase of common stock	—	(50,022)	—
Dividends paid	(118,073)	(118,734)	(117,995)
Proceeds from issuance of Senior Notes	—	598,722	—
Repayment of 3.375% Senior Notes	—	(503,285)	—
Repayment of borrowings under revolving line of credit	—	—	(53,455)
Debt issuance costs	—	(5,061)	—
Distributions paid to NCI	(33,674)	(63,523)	(47,215)
Capital contributions by NCI	64,646	5,128	6,397
Taxes paid on vested restricted stock	(3,572)	(5,686)	(6,186)
Stock options exercised	1,466	7,258	9,380
Other	11,908	(5,288)	(6,428)
Financing cash flow	(77,299)	(140,491)	(215,502)

Effect of exchange rate changes on cash	10,262	(62,385)	51,448
Increase (decrease) in cash and cash equivalents	232,453	(39,329)	(46,361)
Cash and cash equivalents at beginning of year	1,764,746	1,804,075	1,850,436
Cash and cash equivalents at end of year	$1,997,199	$1,764,746	$1,804,075
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	Accumulated OCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2016 (As reported)	139,258	$1,393	$38,317	$(496,669)	$3,582,150	$3,125,191	$117,640	$3,242,831
Cumulative restatement adjustments	—	—	—	—	(51,031)	(51,031)	—	(51,031)
BALANCE AS OF DECEMBER 31, 2016 (As restated)	139,258	$1,393	$38,317	$(496,669)	$3,531,119	$3,074,160	$117,640	$3,191,800
Net earnings (As restated)	—	—	—	—	153,671	153,671	73,093	226,764
Other comprehensive income (loss) (As restated)	—	—	—	94,126	—	94,126	(796)	93,330
Dividends ($0.84 per share)	—	—	374	—	(118,596)	(118,222)	—	(118,222)
Distributions to NCI	—	—	—	—	—	—	(47,215)	(47,215)
Capital contributions by NCI	—	—	—	—	—	—	6,397	6,397
Other NCI transactions	—	—	1,610	—	—	1,610	970	2,580
Stock-based plan activity	660	6	47,921	—	—	47,927	—	47,927
BALANCE AS OF DECEMBER 31, 2017 (As restated)	139,918	$1,399	$88,222	$(402,543)	$3,566,194	$3,253,272	$150,089	$3,403,361
Net earnings (As restated)	—	—	—	—	173,468	173,468	59,385	232,853
Cumulative adjustment for the adoption of ASC 606 (As restated)	—	—	—	—	(326,639)	(326,639)	(963)	(327,602)
Other comprehensive loss (As restated)	—	—	—	(140,988)	—	(140,988)	(2,239)	(143,227)
Dividends ($0.84 per share)	—	—	153	—	(118,869)	(118,716)	—	(118,716)
Distributions to NCI	—	—	—	—	—	—	(63,523)	(63,523)
Capital contributions by NCI	—	—	—	—	—	—	5,128	5,128
Other NCI transactions	—	—	5,329	—	—	5,329	(1,749)	3,580
Stock-based plan activity	833	8	38,413	—	—	38,421	—	38,421
Repurchase of common stock	(1,097)	(11)	(50,011)	—	—	(50,022)	—	(50,022)
BALANCE AS OF DECEMBER 31, 2018 (As restated)	139,654	$1,396	$82,106	$(543,531)	$3,294,154	$2,834,125	$146,128	$2,980,253
Net loss	—	—	—	—	(1,522,164)	(1,522,164)	(30,960)	(1,553,124)
Cumulative adjustment for the adoption of ASC 842	—	—	—	—	20,544	20,544	—	20,544
Cumulative adjustment for the adoption of ASC 606 for certain investments	—	—	—	—	11,934	11,934	—	11,934
Other comprehensive income (loss)	—	—	—	163,658	—	163,658	(1,350)	162,308
Dividends ($0.73 per share)	—	—	304	—	(103,556)	(103,252)	—	(103,252)
Distributions to NCI	—	—	—	—	—	—	(33,674)	(33,674)
Capital contributions by NCI	—	—	—	—	—	—	64,646	64,646
Other NCI transactions	—	—	48,997	—	—	48,997	(48,450)	547
Stock-based plan activity	520	3	33,907	—	—	33,910	—	33,910
BALANCE AS OF DECEMBER 31, 2019	140,174	$1,399	$165,314	$(379,873)	$1,700,912	$1,487,752	$96,340	$1,584,092
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
Fluor Corporation (“we”, “us”, “our” or “the company”) is a holding company that owns the stock of a number of subsidiaries, as well as interests in joint ventures. Acting through these entities, we are one of the largest professional services firms providing engineering, procurement, construction, fabrication and modularization, operations, maintenance and asset integrity, as well as project management services, on a global basis. We provide services to our clients in a diverse set of industries worldwide including oil and gas, chemicals and petrochemicals, mining and metals, infrastructure, life sciences, advanced manufacturing and advanced technologies. We are also a service provider to the U.S. federal government and governments abroad; and, we perform operations, maintenance and asset integrity activities globally for major industrial clients.
The Energy & Chemicals segment focuses on opportunities in the upstream, midstream, downstream, chemical, petrochemical, offshore and onshore oil and gas production, liquefied natural gas and pipeline markets. This segment has long served a broad spectrum of industries offering a full range of design, engineering, procurement, construction, fabrication and project management services.
The Mining & Industrial segment provides design, engineering, procurement, construction and project management services to the mining and metals, life sciences, advanced manufacturing and advanced technologies sectors.
The Infrastructure & Power segment provides design, engineering, procurement, construction and project management services to the transportation and power sectors.
The Diversified Services segment provides a wide array of asset maintenance, asset integrity and staffing services. These services are provided around the world during both the project delivery phases as well as to new or existing client production assets. Most of the operating results of the company’s AMECO equipment business are now included in discontinued operations. Certain operations of AMECO, primarily in Mexico, are in the process of being liquidated and did not meet the qualifications of discontinued operations. These retained operations will remain in the Diversified Services segment until liquidation is complete.
Other includes the operations of NuScale, as well as two lump-sum, loss projects that were being excluded from the planned sale of the government business, which we decided to retain in the first quarter of 2020, including a plant for which the company serves as a subcontractor to a commercial client (the "Radford" project) and a weapons storage and maintenance facility (the "Warren" project).
During 2019, management committed to a plan to sell substantially all of our government and AMECO equipment businesses, while retaining two lump-sum projects previously included in the government segment and a few small international components of AMECO. These disposal groups meet the held for sale criteria, and as a result, the underlying assets and liabilities have been classified as held for sale for all periods presented. The operations of the disposal groups also qualify for discontinued operations, and therefore their results have been presented as earnings from discontinued operations, net of tax, for all periods presented. In the first quarter of 2020, we decided to retain our government business, which will no longer be reported as discontinued operations in 2020.
Also during 2019, management reviewed our business lines, markets and geographies and changed the composition of our reportable segments to align them with the manner in which the chief executive officer manages the business and allocates resources. The Mining, Industrial, Infrastructure & Power segment was separated into a Mining & Industrial segment and an Infrastructure & Power segment. The operations of NuScale, as well as the two government projects discussed above, were combined into a newly created segment called Other. At December 31, 2019, we reported our operating results in the following five reportable segments:

•	Energy & Chemicals

•	Mining & Industrial

•	Infrastructure & Power

•	Diversified Services

•	Other

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies
Principles of Consolidation
The financial statements include the accounts of Fluor Corporation and its subsidiaries. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts disclosed in 2018 and 2017 have been reclassified to conform to the 2019 presentation, which includes the segregation of discontinued operations and assets and liabilities held for sale. Segment operating information for 2018 and 2017 has been recast to reflect changes in the composition of our reportable segments. Management has evaluated all material events occurring subsequent to December 31, 2019 through the filing date of the 2019 10-K.
We frequently form joint ventures or partnerships with others primarily for the execution of single contracts or projects. We assess our joint ventures and partnerships at inception to determine if any meet the qualifications of a VIE as defined in GAAP. If a joint venture or partnership is a VIE and we are the primary beneficiary, the joint venture or partnership is consolidated and our partners' interests are recognized as NCI. As is customary in our industry, for other construction partnerships and joint ventures, we generally recognize our proportionate share of revenue, cost and profit and use the one-line equity method for the investment. In other instances, the cost and equity methods of accounting are used, depending on our respective ownership interest and amount of influence on the entity, as well as other factors. At times, we also execute projects through collaborative arrangements for which we recognize our relative share of revenue and cost.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available through the date of the issuance of the financial statements. Therefore, actual results could differ from those estimates.
Foreign Currency Translation
Our reporting currency is the U.S. dollar. For our international subsidiaries, the functional currency is typically the currency of the primary economic environment in which each subsidiary operates. Translation gains and losses are recorded in OCI. Gains and losses from remeasuring foreign currency transactions into the functional currency are included in earnings.
Revenue Recognition

Engineering and construction contracts. We recognize engineering and construction contract revenue over time as we provide services to satisfy our performance obligations. We generally use the cost-to-cost percentage-of-completion measure of progress as it best depicts how control transfers to our clients. The cost-to-cost approach measures progress towards completion based on the ratio of contract cost incurred to date compared to total estimated contract cost. Engineering and construction contracts are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services on a single project. Cost of revenue includes an allocation of depreciation and amortization. Where applicable, customer-furnished materials, labor and equipment and subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that we are acting as a principal rather than as an agent (i.e., we integrate the materials, labor and equipment into the deliverables promised to the customer). Customer-furnished materials are only included in revenue and cost when the contract includes construction activity and we have visibility into the amount the customer is paying for the materials or there is a reasonable basis for estimating the amount. We recognize revenue, but not profit, on certain uninstalled materials that are not specifically produced, fabricated, or constructed for a project. Revenue on these uninstalled materials is recognized when the cost is incurred and control is transferred. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on engineering and construction contracts are typically due within 30 to 45 days of billing, depending on the contract.

Service contracts. For the majority of our operations and maintenance contracts, revenue is recognized when services are performed and contractually billable. For all other service contracts, we recognize revenue over time using

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the cost-to-cost percentage-of-completion method. Service contracts that include multiple performance obligations are segmented between types of services. For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. Revenue recognized on service contracts that has not been billed to clients is recorded as contract assets. Amounts billed to clients in excess of revenue recognized on service contracts to date are recorded as contract liabilities. Customer payments on service contracts are typically due within 30 to 90 days of billing, depending on the contract.

Variable consideration. The nature of our contracts gives rise to several types of variable consideration, including claims, unpriced change orders, award and incentive fees, liquidated damages and penalties. We consider variable consideration in the development of our project forecasts so that our forecasted revenue reflects the amount of consideration we expect to be probable of recovering without a significant reversal. We estimate the amount of revenue to be recognized on variable consideration using the expected value method (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever offers better prediction.

Warranties. We generally provide limited duration warranties for work performed under our contracts. Historically, warranty claims have not resulted in material costs incurred, and any estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts.

Practical Expedients. If we have a right to consideration from a customer in an amount that corresponds directly with the value of our performance completed to date (a service contract in which we bill a fixed amount for each hour of service provided), we recognize revenue in the amount to which we have a right to invoice for services performed. We do not adjust the contract price for the effects of a significant financing component where, at contract inception, the period between service provision and customer payment will be one year or less. We exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by us from our customers (use taxes, value added taxes, some excise taxes).

RUPO. RUPO represents a measure of the value of work to be performed on contracts awarded and in progress. Although RUPO reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. RUPO differs from backlog discussed elsewhere in the 2019 10-K. Backlog includes the amount of revenue we expect to recognize under ongoing operations and maintenance contracts for the remainder of the current year renewal period plus up to three additional years if renewal is considered to be probable, while RUPO includes only the amount of revenue we expect to recognize under ongoing operations and maintenance contracts with definite terms and substantive termination provisions.
Project Estimates
Due to the nature of our industry, there is significant complexity in our estimation of total expected revenue and cost, for which we must make significant judgments. Our contracts with our customers may contain award fees, incentive fees, liquidated damages or other provisions that can either increase or decrease the contract price to arrive at estimated revenue. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable we will realize that amount. Our estimates of variable consideration and our determination of its inclusion in project revenue for accounting purposes are based on an assessment of our anticipated performance and other information that may be available to us.

At a project level, we have specific practices and procedures to review our estimate of total revenue and cost. Each project team reviews the progress and execution of our performance obligations, which impact the project’s accounting outcome. As part of this process, the project team reviews information such as any outstanding key contract matters, progress towards completion and the related program schedule and identified risks and opportunities. The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our project estimates, which can change from period to period for factors such as:

•Complexity in original design;
•Extent of changes from original design;

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•Different site conditions than assumed in our bid;
•The productivity, availability and skill level of labor;
•The technical maturity of the technologies involved;
•Length of time to complete the project;
•Availability and cost of equipment and materials;
•Subcontractor and joint venture partner performance;
•Expected costs of warranties; and
•Our ability to recover for additional contract costs.

We recognize changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate adversely differs from the previous estimate. If we estimate that a project will have costs in excess of revenue, we recognize the total loss in the period it is identified.
Contract Assets and Liabilities
Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) and contract work in progress (typically for fixed-price contracts). Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets are deducted from contract assets. We anticipate that substantially all incurred cost associated with contract assets as of December 31, 2019 will be billed and collected within one year. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date.
Segment Reporting
Management evaluates segment performance based on segment profit. We incur cost and expenses and hold certain assets at the corporate level which relate to our business as a whole. Certain of these amounts have been charged to our business segments by various methods, largely on the basis of usage. Total assets not allocated to segments and held in "Corporate and other" primarily include cash, marketable securities, income-tax related assets, pension assets, deferred compensation trust assets and corporate property, plant and equipment.
Segment profit is an earnings measure that we utilize to evaluate and manage our business performance. Segment profit is calculated as revenue less cost of revenue and earnings attributable to NCI excluding: corporate G&A; impairment, restructuring and other exit costs; loss on pension settlement; interest expense; interest income; domestic and foreign income taxes; other non-operating income and expense items; and earnings from discontinued operations.
Variable Interest Entities
We assess our partnerships and joint ventures at inception to determine if any meet the qualifications of a VIE. We consider a partnership or joint venture a VIE if it has any of the following characteristics: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events, we reassess our initial determination of whether the partnership or joint venture is a VIE. The majority of our partnerships and joint ventures qualify as VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support.
We also perform a qualitative assessment of each VIE to determine if we are its primary beneficiary. We conclude that we are the primary beneficiary and consolidates the VIE if we have both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. We consider the contractual agreements that define the ownership

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if we are the primary beneficiary. We also consider all parties that have direct or implicit variable interests when determining whether we are the primary beneficiary. Management's assessment of whether we are the primary beneficiary of a VIE is continuously performed.
Cash and Cash Equivalents
Cash and cash equivalents include securities with maturities of three months or less at the date of purchase.
Marketable Securities
Marketable securities consist of time deposits placed with investment grade banks with original maturities greater than three months, which are typically held-to-maturity because we have the intent and ability to hold them until maturity. Held-to-maturity securities are carried at amortized cost. Our investments in debt securities are classified as available-for-sale because they may be sold prior to their maturity date. Available-for-sale securities are carried at fair value. The cost of securities sold is determined by using the specific identification method. Marketable securities are assessed at least annually for other-than-temporary impairment.
Research and Development
We have a controlling interest in NuScale, a research and development operation associated with the licensing and commercialization of small modular nuclear reactor technology. Since May 2014, NuScale has been receiving reimbursement from the DOE for certain qualified expenditures under cost-sharing award agreements that require NuScale to use the DOE funds to cover first-of-a-kind engineering costs associated with small modular reactor design development and certification. Costs incurred by NuScale are expensed as incurred, net of qualifying DOE reimbursements, and reported in "Cost of revenue". The U.S. Nuclear Regulatory Commission approved NuScale's design certification application in August 2020. Aside from NuScale, we generally do not engage in significant research and development activities.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost. Leasehold improvements are amortized over the shorter of their economic lives or the lease terms. Depreciation is calculated using the straight-line method over the following ranges of estimated useful service lives, in years:

Estimated Useful Service Lives

Buildings	20 – 40
Building and leasehold improvements	6 – 20
Machinery and equipment	2 – 10
Furniture and fixtures	2 – 10

Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized but are subject to at least annual impairment tests. For impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. We compare the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized. Intangible assets with indefinite lives are impaired if their carrying value exceeds their fair value. In-process research and development associated with our investment in NuScale is considered indefinite lived until the related technology is available for commercial use.
Interim impairment testing of goodwill and intangible assets is performed if indicators of potential impairment exist. Such indicators may include the results of operations of certain businesses and geographies and the performance of the company stock price.
Intangible assets with finite lives are amortized on a straight-line basis over their useful lives.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes
Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our financial statements or tax filings. We evaluate the realizability of our deferred tax assets and record a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize such assets. Failure to achieve forecasted taxable income could affect the ultimate realization of deferred tax assets and could adversely impact our future effective tax rate.
Income tax positions are recognized when they meet a more-likely-than-not recognition threshold. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized upon such determination. We recognize potential interest and penalties related to unrecognized tax positions as a component of income tax expense.
Judgment is required in determining the provision for income taxes as we consider our worldwide taxable earnings and the impact of the continuing audit process conducted by various tax authorities. The final outcome of any audits could differ materially from amounts recognized by the company.
We account for the global intangible low-taxed income effects in the period that is subject to such tax.
Derivatives and Hedging
We attempt to limit foreign currency exposure in most of our contracts by denominating contract revenue in the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility, may subject the company to earnings volatility. We may implement a hedging strategy utilizing derivatives instruments or hedging instruments to mitigate such risk. Our hedging instruments are designated as either fair value or cash flow hedges. We formally document our hedge relationships at inception, including identification of the hedging instruments and the hedged items, our risk management objectives and strategies for undertaking the hedge transaction, and the initial quantitative assessment of the hedging instrument's effectiveness in offsetting changes in the fair value of the hedged items. We subsequently assess hedge effectiveness qualitatively, unless the hedge relationship is no longer highly effective. All hedging instruments are recorded at fair value. For fair value hedges, the change in fair value is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the change in fair value is recorded as a component of AOCI and is reclassified into earnings when the hedged item settles. For derivatives that are not designated or do not qualify as hedging instruments, the change in the fair value of the derivative is offset against the change in the fair value of the underlying asset or liability through earnings. In certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. If an embedded foreign currency derivative is identified, the derivative is bifurcated from the host contract and the change in fair value is recognized through earnings. We maintain master netting arrangements with certain counterparties to facilitate the settlement of derivative instruments; however, we report the fair value of derivatives on a gross basis.
Concentrations of Credit Risk
Accounts receivable and all contract work in progress are from clients in various industries and locations throughout the world. Most contracts require payments as the projects progress or, in certain cases, advance payments. We generally do not require collateral, but in most cases can place liens against the project assets or terminate the contract, if a material default occurs. We evaluate the counterparty credit risk as part of our project risk review process and in determining the appropriate level of reserves. We maintain reserves for potential credit losses and generally such losses have been minimal and within management's estimates.
Cash and marketable securities are deposited with major banks throughout the world. Such deposits are placed with high quality institutions and the amounts invested in any single institution are limited to the extent possible in order to minimize concentration of counterparty credit risk.
Our counterparties for derivatives are large financial institutions selected based on profitability, strength of balance sheet, credit ratings and capacity for timely payment of financial commitments. There are no significant concentrations of credit risk with any individual counterparty related to our derivative contracts.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We monitor the credit quality of our counterparties and have not incurred any significant credit risk losses related to our deposits or derivative contracts.
Stock-Based Plans
Our stock plans provide for grants of nonqualified or incentive stock options, RSUs, restricted stock and performance-based units, including VDI units. All grants of stock options, RSUs and stock-based VDI units in 2019, 2018 and 2017 can only be settled in company stock and are accounted for as equity awards.
All expense under stock-based awards is recognized based on the fair values of the awards. Stock option awards have grant exercise prices equal to the grant date market price of the company's stock. The fair value of grants of RSUs and restricted stock is determined using the closing price of the company's common stock on the date of grant but may be discounted for any post-vest holding periods. The grant date fair value of VDI units is determined by adjusting the closing price of the company's common stock on the date of grant for any post-vest holding period discounts and for the effect of market conditions, when applicable.
Stock-based compensation expense is generally recognized over the required service period, or over a shorter period when employee retirement eligibility is a factor. If we grant awards that may be settled in cash or company stock, such awards are classified as liabilities and remeasured at fair value through expense at the end of each reporting period until the awards are settled.
Leases
We recognize right-of-use assets and lease liabilities for leases with terms greater than 12 months or leases that contain a purchase option that is reasonably certain to be exercised. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

Our right-of use assets and lease liabilities primarily relate to office facilities, equipment used in connection with long-term construction contracts and other personal property. Certain of our facility and equipment leases include one or more options to renew, with renewal terms that can extend the lease term up to 10 years. The exercise of lease renewal options is at our discretion. Renewal periods are included in the expected lease term if they are reasonably certain of being exercised by us. Certain leases also include options to purchase the leased property. None of our lease agreements contain material residual value guarantees or material restrictions or covenants.

Long-term leases (leases with terms greater than 12 months) are recorded as liabilities at the present value of the minimum lease payments not yet paid. We use our incremental borrowing rate to determine the present value of the lease when the rate implicit in the lease is not readily determinable. Certain lease contracts contain nonlease components such as maintenance, utilities, fuel and operator services. We recognize both the lease component and nonlease components as a single lease component for all of its right-of-use assets. From time to time, certain service or purchase contracts may contain an embedded lease.

Short-term leases (leases with an initial term of 12 months or less or leases that are cancelable by the lessee and lessor without significant penalties) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of our short-term leases relate to equipment used on construction projects. These leases are entered into at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.

3.	Recent Accounting Pronouncements
Accounting Pronouncements Implemented During 2019
In the fourth quarter of 2019, two of our unconsolidated joint ventures adopted ASC Topic 606, "Revenue from Contracts with Customers" using the modified retrospective method in which the new guidance was applied retrospectively to contracts that were not completed as of January 1, 2019 (the date of initial application). As a result, we have recorded a cumulative effect adjustment to increase retained earnings by $12 million as of January 1, 2019. The adoption of ASC 606 did not otherwise have a material impact on our financial statements in 2019.

In the first quarter of 2019, we adopted ASC Topic 842, “Leases” as further discussed elsewhere.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first quarter of 2019, we adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” under which we elected not to reclassify the income tax effects stranded in AOCI to retained earnings as a result of the enactment of comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act. As a result, there was no impact on our financial position, results of operations or cash flows.
Accounting Pronouncements Not Yet Implemented
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of accounting for income taxes. ASU 2019-12 became effective for the company as of January 1, 2020, and the adoption did not have a material impact on our financial statements.
In November 2018, the FASB issued ASU 2018-18, “Clarifying the Interaction between Topic 808 and Topic 606.” This ASU clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. ASU 2018-18 became effective for the company as of January 1, 2020, and the adoption did not have a material impact on our financial statements.

In October 2018, the FASB issued ASU 2018-17, “Targeted Improvements to Related Party Guidance for Variable Interest Entities.” This ASU amends the guidance for determining whether a decision-making fee is a variable interest. ASU 2018-17 became effective for the company as of January 1, 2020, and the adoption did not have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU requires customers in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. ASU 2018-15 became effective for the company as of January 1, 2020, and the adoption did not have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU amends ASC 715 to add, remove and clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 becomes effective for the company as of January 1, 2021, but management does not expect its adoption to have any impact.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU amends ASC 820 to add, remove and modify certain disclosure requirements for fair value measurements. For example, public companies will now be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 became effective for the company as of January 1, 2020, and the adoption did not have any impact on our financial statements.

On January 1, 2020, we adopted ASC Topic 326, “Financial Instruments - Credit Losses,” which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The new guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. We adopted ASC 326 using the modified retrospective method, and accordingly, the new guidance was applied to financial assets measured at amortized cost (primarily accounts receivable and contract assets) that existed as of January 1, 2020 (the date of initial application). As a result, we recorded additional reserves for credit losses of $2 million and a cumulative effect adjustment to decrease retained earnings by $2 million as of January 1, 2020.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Restatement of Previously Issued Financial Statements
Restatement Background
As previously disclosed in Current Reports on Form 8-K issued in February and May 2020, the SEC and DOJ are conducting investigations of our previously issued financial information, and have requested documents and information related to projects for which we recorded charges in the second quarter of 2019. In the course of responding to these data requests and conducting our own internal review, we initiated a review of the previously issued accounting results and related internal controls, which has been overseen by a special committee of independent members of the Board of Directors (the “Special Committee”). The Special Committee’s review is now complete.
Description of Restatement Adjustments
As a result of findings from the Special Committee’s review, we have identified material errors in our previously issued financial statements and we determined that it was appropriate to restate to correct the identified errors.
Radford adjustments. The Radford project is a lump-sum project for which we serve in a subcontractor role. The project includes the construction of a complex, large-scale nitrocellulose manufacturing facility. The errors arose from a failure to timely recognize changes in forecasted costs and from estimation of the amount of variable consideration on this project. The variable consideration errors resulted in incorrect recognition of revenue and the forecasted cost errors resulted in understated cost of revenue. While we have determined that our revenue recognition was in error, we believe that we have unrecognized claims with continuing merit and remain in pursuit of collection for such claims.
Other adjustments. As part of the Special Committee's review of projects, we identified other project-related accounting errors which are described by segment in the following tables. Additionally, we corrected other immaterial errors identified as part of our normal closing process in the restatement. These errors are quantitatively immaterial in the aggregate for our previously issued annual financial information. However, because we are correcting for the Radford errors, we have decided to record restatement adjustments to correct for these items (including related tax effects).
Quarterly Adjustments and Internal Control Considerations
The circumstances associated with the Radford adjustments and the other adjustments also created errors in each of the previously reported quarters in 2019 and 2018, which have also been restated on a quarterly basis elsewhere in these financial statements. In addition, our beginning equity was reduced by $51 million as a consequence of the impact of the identified errors to periods prior to January 1, 2017. Our conclusions about the effectiveness of internal control over financial reporting are contained in Item 9A.
Impact of Discontinued Operations
As described more fully in Notes 1 and 2, we are reporting certain of our operations as discontinued. Although the effects of reclassifying discontinued operations have not been previously reported as such, the "As Previously Reported" columns in the accompanying tables have been prepared assuming that the reclassification of discontinued operations had previously been accomplished.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the impact of the restatement on our consolidated financial statements:

	Year Ended December 31, 2018
		Project - Related
(in thousands, except per share amounts)	As Previously Reported	Radford Adjustments	Infrastructure Adjustments	Other Adjustments	As Restated
Revenue	$15,234,914	$(47,385)	$(14,099)	$(976)	$15,172,454
Cost of revenue	14,795,959	8,235	—	(960)	14,803,234
Other (income) and expenses
Corporate general and administrative expense	118,432	—	—	(4)	118,428
Impairment, restructuring and other exit costs	—	—	—	—	—
Loss on pension settlement	21,900	—	—	—	21,900
Interest expense	77,144	—	—	—	77,144
Interest income	(36,252)	—	—	—	(36,252)
Total cost and expenses	14,977,183	8,235	—	(964)	14,984,454
Earnings (loss) from continuing operations before taxes	257,731	(55,620)	(14,099)	(12)	188,000
Income tax expense (benefit)	141,876	(12,792)	(1,291)	4,457	132,250
Net earnings (loss) from continuing operations	115,855	(42,828)	(12,808)	(4,469)	55,750
Net earnings from discontinued operations	177,103	—	—	—	177,103
Net earnings (loss)	292,958	(42,828)	(12,808)	(4,469)	232,853
Less: Net earnings (loss) attributable to NCI from continuing operations	55,297	—	(8,741)	—	46,556
Net earnings (loss) attributable to Fluor Corporation from continuing operations	60,558	(42,828)	(4,067)	(4,469)	9,194
Less: Net earnings attributable to NCI from discontinued operations	12,829	—	—	—	12,829
Net earnings attributable to Fluor Corporation from discontinued operations	164,274	—	—	—	164,274
Net earnings (loss) attributable to Fluor Corporation	$224,832	$(42,828)	$(4,067)	$(4,469)	$173,468

Amounts attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$60,558	$(42,828)	$(4,067)	$(4,469)	$9,194
Net earnings from discontinued operations	164,274	—	—	—	164,274
Net earnings (loss)	$224,832	$(42,828)	$(4,067)	$(4,469)	$173,468

Basic earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$0.43	$(0.30)	$(0.03)	$(0.03)	$0.07
Net earnings from discontinued operations	1.17	—	—	—	1.17
Net earnings (loss)	$1.60	$(0.30)	$(0.03)	$(0.03)	$1.24

Diluted earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$0.43	$(0.30)	$(0.03)	$(0.03)	$0.07
Net earnings from discontinued operations	1.16	—	—	—	1.16
Net earnings (loss)	$1.59	$(0.30)	$(0.03)	$(0.03)	$1.23

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2017
		Project - Related
(in thousands, except per share amounts)	As Previously Reported	Radford Adjustments	Other Adjustments	As Restated
Revenue	$14,824,808	$(19,274)	$977	$14,806,511
Cost of revenue	14,511,218	18,032	(468)	14,528,782
Other (income) and expenses
Corporate general and administrative expense	181,706	—	1,991	183,697
Impairment, restructuring and other exit costs	—	—	—	—
Loss on pension settlement	184	—	—	184
Interest expense	67,458	—	—	67,458
Interest income	(27,419)	—	—	(27,419)
Total cost and expenses	14,733,147	18,032	1,523	14,752,702
Earnings (loss) from continuing operations before taxes	91,661	(37,306)	(546)	53,809
Income tax expense (benefit)	16,503	1,107	(1,254)	16,356
Net earnings (loss) from continuing operations	75,158	(38,413)	708	37,453
Net earnings from discontinued operations	189,311	—	—	189,311
Net earnings (loss)	264,469	(38,413)	708	226,764
Less: Net earnings (loss) attributable to NCI from continuing operations	64,533	—	—	64,533
Net earnings (loss) attributable to Fluor Corporation from continuing operations	10,625	(38,413)	708	(27,080)
Less: Net earnings attributable to NCI from discontinued operations	8,560	—	—	8,560
Net earnings attributable to Fluor Corporation from discontinued operations	180,751	—	—	180,751
Net earnings (loss) attributable to Fluor Corporation	$191,376	$(38,413)	$708	$153,671

Amounts attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$10,625	$(38,413)	$708	$(27,080)
Net earnings from discontinued operations	180,751	—	—	180,751
Net earnings (loss)	$191,376	$(38,413)	$708	$153,671

Basic earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$0.08	$(0.28)	$0.01	$(0.19)
Net earnings from discontinued operations	1.29	—	—	1.29
Net earnings (loss)	$1.37	$(0.28)	$0.01	$1.10

Diluted earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$0.08	$(0.28)	$0.01	$(0.19)
Net earnings from discontinued operations	1.28	—	—	1.28
Net earnings (loss)	$1.36	$(0.28)	$0.01	$1.09

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2018
		Project - Related
(in thousands, except share and per share amounts)	As Previously Reported	Radford Adjustments	Infrastructure Adjustments	Other Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$1,764,746	$—	$—	$—	$1,764,746
Marketable securities	214,828	—	—	—	214,828
Accounts and notes receivable, net	1,235,851	—	—	1,397	1,237,248
Contract assets	1,079,157	(67,988)	(14,099)	10,399	1,007,469
Other current assets	308,905	—	—	—	308,905
Current assets held for sale	837,407	—	—	—	837,407
Total current assets	5,440,894	(67,988)	(14,099)	11,796	5,370,603
Noncurrent assets
Property, plant and equipment, net	745,942	—	—	—	745,942
Goodwill	463,219	—	—	3,233	466,452
Investments	903,136	—	—	—	903,136
Deferred taxes	342,126	41,600	1,291	(6,915)	378,102
Deferred compensation trusts	328,814	—	—	—	328,814
Other assets	312,907	—	—	—	312,907
Noncurrent assets held for sale	376,599	—	—	—	376,599
Total other assets	3,472,743	41,600	1,291	(3,682)	3,511,952
TOTAL ASSETS	$8,913,637	$(26,388)	$(12,808)	$8,114	$8,882,555

LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$1,400,666	$—	$—	$—	$1,400,666
Short-term borrowings	26,887	—	—	—	26,887
Contract liabilities	800,539	105,787	—	(2,952)	903,374
Accrued salaries, wages and benefits	577,916	—	—	9,575	587,491
Other accrued liabilities	367,689	—	—	(5,694)	361,995
Current liabilities held for sale	378,815	—	—	—	378,815
Total current liabilities	3,552,512	105,787	—	929	3,659,228

Long-term debt	1,661,565	—	—	—	1,661,565
Deferred taxes	—	—	—	—	—
Other noncurrent liabilities	564,011	—	—	—	564,011
Noncurrent liabilities related to assets held for sale	17,498	—	—	—	17,498

Contingencies and commitments

Equity
Shareholders' equity
Preferred stock	—	—	—	—	—
Common stock	1,396	—	—	—	1,396
Additional paid-in capital	82,106	—	—	—	82,106
Accumulated OCI	(542,477)	—	—	(1,054)	(543,531)
Retained earnings	3,422,157	(132,175)	(4,067)	8,239	3,294,154
Total shareholders' equity	2,963,182	(132,175)	(4,067)	7,185	2,834,125
NCI	154,869	—	(8,741)	—	146,128
Total equity	3,118,051	(132,175)	(12,808)	7,185	2,980,253
Total liabilities and equity	$8,913,637	$(26,388)	$(12,808)	$8,114	$8,882,555

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2018
		Project - Related
(in thousands)	As Previously Reported	Radford Adjustments	Infrastructure Adjustments	Other Adjustments	As Restated
OPERATING CASH FLOW
Net earnings (loss)	$292,958	$(42,828)	$(12,808)	$(4,469)	$232,853
Adjustments to reconcile net earnings (loss) to operating cash flow:
Loss on pension settlement	21,900	—	—	—	21,900
Write-off of cumulative translation loss	—	—	—	—	—
Depreciation	197,585	—	—	—	197,585
Amortization of intangibles	19,071	—	—	—	19,071
(Earnings) loss from equity method investments, net of distributions	980	—	—	—	980
Gain on sale of joint venture interest	(124,942)	—	—	—	(124,942)
(Gain) loss on sales of property, plant and equipment	(22,132)	—	—	—	(22,132)
Loss on impairment	—	—	—	—	—
Amortization of stock-based awards	43,029	—	—	—	43,029
Deferred compensation trust	18,010	—	—	—	18,010
Deferred compensation obligation	(22,272)	—	—	—	(22,272)
Deferred taxes	70,594	(12,793)	(1,291)	4,199	60,709
Net retirement plan accrual (contributions)	(38,372)	—	—	—	(38,372)
Changes in assets and liabilities	(297,722)	55,621	14,099	270	(227,732)
Other	3,477	—	—	—	3,477
Operating cash flow	$162,164	$—	$—	$—	$162,164

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2017
		Project - Related
(in thousands)	As Previously Reported	Radford Adjustments	Other Adjustments	As Restated
OPERATING CASH FLOW
Net earnings (loss)	$264,469	$(38,413)	$708	$226,764
Adjustments to reconcile net earnings (loss) to operating cash flow:
Loss on pension settlement	184	—	—	184
Write-off of cumulative translation loss	—	—	—	—
Depreciation	206,113	—	—	206,113
Amortization of intangibles	19,156	—	—	19,156
(Earnings) loss from equity method investments, net of distributions	2,849	—	—	2,849
Gain on sale of joint venture interest	—	—	—	—
(Gain) loss on sales of property, plant and equipment	(22,746)	—	—	(22,746)
Loss on impairment	—	—	—	—
Amortization of stock-based awards	40,669	—	—	40,669
Deferred compensation trust	(49,539)	—	—	(49,539)
Deferred compensation obligation	52,615	—	—	52,615
Deferred taxes	100,286	1,107	(1,249)	100,144
Net retirement plan accrual (contributions)	(9,030)			(9,030)
Changes in assets and liabilities	(11,899)	37,306	541	25,948
Other	8,844	—	—	8,844
Operating cash flow	$601,971	$—	$—	$601,971

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Earnings Per Share
Potentially dilutive securities include stock options, RSUs, restricted stock and VDI units. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

		As Restated
	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Amounts attributable to Fluor Corporation:
Net earnings (loss) from continuing operations	$(1,676,232)	$9,194	$(27,080)
Net earnings from discontinued operations	154,068	164,274	180,751
Net earnings (loss)	$(1,522,164)	$173,468	$153,671

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,061	140,413	139,761

Net earnings (loss) from continuing operations	$(11.97)	$0.07	$(0.19)
Net earnings from discontinued operations	1.10	1.17	1.29
Net earnings (loss)	$(10.87)	$1.24	$1.10

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,061	140,413	139,761
Diluted effect:
Stock options, RSUs, restricted stock and VDI units (1)	—	859	1,132
Weighted average diluted shares outstanding	140,061	141,272	140,893

Net earnings (loss) from continuing operations	$(11.97)	$0.07	$(0.19)
Net earnings from discontinued operations	1.10	1.16	1.28
Net earnings (loss)	$(10.87)	$1.23	$1.09

Anti-dilutive securities not included above	5,032	4,183	4,706

(1)	Stock options, RSUs, restricted stock and VDI units of 593,000 were excluded from weighted average diluted shares outstanding for 2019, as the shares would be anti-dilutive.
During 2018, we repurchased and canceled 1.1 million shares of common stock for $50 million.
Limited Duration Stockholder Rights Agreement
In March 2020, the board of directors declared a dividend distribution of one preferred share purchase right for each outstanding share of our common stock, payable to holders of record as of April 10, 2020. The rights are designed to protect against unsolicited takeovers. The rights will be exercisable only if a person or group acquires 10% or more of our outstanding common stock. Each right will entitle stockholders to purchase one one thousandth of a share of a new series of junior participating preferred stock at an exercise price of $50. In addition, if a person or group acquires 10% of our outstanding common stock (unless such person or group acquires 50% or more), the board of directors may exchange one share of common stock for each outstanding right. Prior thereto, the rights are redeemable for $0.01 per right at the option of the board of directors. The rights are scheduled to expire in December 2020.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Operating Information by Segment and Geographic Area

		As Restated
	Year Ended December 31,
(in millions)	2019	2018	2017(1)
Revenue
Energy & Chemicals	$5,823.7	$7,695.5	$8,568.5
Mining & Industrial	5,057.2	3,491.0	2,100.9
Infrastructure & Power	1,370.4	1,668.0	1,810.0
Diversified Services	2,040.1	2,257.2	2,295.4
Other	56.6	60.8	31.7
Total revenue	$14,348.0	$15,172.5	$14,806.5
Segment profit (loss)
Energy & Chemicals	$(95.0)	$334.5	$428.2
Mining & Industrial	158.5	94.3	87.8
Infrastructure & Power	(243.9)	(30.1)	(271.0)
Diversified Services	14.6	68.7	83.6
Other	(220.1)	(144.7)	(115.4)
Total segment profit	$(385.9)	$322.7	$213.2
Depreciation
Energy & Chemicals	$—	$—	$—
Mining & Industrial	—	—	—
Infrastructure & Power	7.3	6.7	1.4
Diversified Services	34.5	52.1	57.0
Other	2.8	3.2	3.5
Corporate	61.7	59.8	61.0
Total depreciation(2)	$106.3	$121.8	$122.9
Capital expenditures
Energy & Chemicals	$—	$—	$—
Mining & Industrial	—	—	—
Infrastructure & Power	12.2	24.5	25.3
Diversified Services	33.6	46.9	58.1
Other	1.5	1.8	2.7
Corporate	62.5	90.0	64.2
Total capital expenditures(3)	$109.8	$163.2	$150.3
Total assets
Energy & Chemicals	$1,139.3	$1,535.5
Mining & Industrial	594.9	694.8
Infrastructure & Power	471.3	484.3
Diversified Services	1,290.6	1,419.2
Other	68.5	36.6
Corporate	3,372.3	3,498.2
Discontinued Operations - Assets held for sale	1,029.7	1,214.0
Total assets	$7,966.7	$8,882.6
Goodwill
Energy & Chemicals	$12.6	$12.6
Mining & Industrial	8.2	8.4
Infrastructure & Power	2.5	2.5
Diversified Services	420.9	436.8
Other	6.2	6.2
Total Goodwill	$450.4	$466.5
(1) 2017 amounts have not been adjusted for the 2018 adoption of the new revenue accounting standard.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Depreciation of $48 million, $76 million and $83 million during 2019, 2018 and 2017, respectively, was included in discontinued operations and excluded from the table above.
(3) Capital expenditures of $71 million, $48 million and $133 million during 2019, 2018 and 2017, respectively, were included in discontinued operations and excluded from the table above.
Energy & Chemicals. The revenue of a single Energy & Chemicals customer and its affiliates amounted to 14 percent, 22 percent and 17 percent of our consolidated revenue during 2019, 2018 and 2017, respectively.
Segment loss in 2019 included charges associated with forecast revisions on certain projects including $260 million (or $1.85 per share) resulting from late design changes, schedule-driven cost growth including liquidated damages, and subcontractor negotiations on a lump-sum, offshore project; $87 million (or $0.62 per share) resulting from schedule-driven cost growth and client and subcontractor negotiations on two lump-sum, downstream projects and scope reductions on a large upstream project; $31 million (or $0.22 per share) resulting from the resolution of certain close-out matters with a customer; and $26 million (or $0.19 per share) resulting from the write-off of pre-contract costs due to the continued evaluation of the probability of receiving an award. Segment profit in 2018 and 2017 included charges totaling $133 million (or $0.89 per share) and $44 million (or $0.20 per share), respectively, for estimated cost growth on a completed, lump-sum, downstream project. Segment profit in 2018 was further affected by charges totaling $40 million (or $0.23 per share) for estimated cost growth on the offshore project mentioned above.
We are currently in discussions with the clients of the two lump-sum, downstream projects mentioned above over unapproved change orders totaling $66 million for cost growth and extension of time due to client-caused delays. Our current forecasts are based on the probability of favorably resolving these matters. Revenue and segment profit could be adversely affected if these matters are not successfully resolved, including the assessment of liquidated damages for which our combined maximum exposure for both projects is approximately $121 million.
Total assets in the Energy & Chemicals segment as of December 31, 2019 included, through its investment, our share of aged billed and unbilled receivables totaling $157 million related to a significant client of our joint venture in Mexico. Management continues to pursue collection and does not believe that the customer has a contractual basis for withholding payment. We do not believe it is probable that a loss will be incurred in excess of amounts reserved for this matter.
Mining & Industrial. Segment profit in 2019 included a gain of $31 million (or $0.16 per share) resulting from the favorable resolution of a longstanding customer dispute.
Infrastructure & Power. Segment loss in 2019 included charges totaling $135 million (or $0.96 per share), which included the settlement of client disputes, as well as cost growth related to certain close-out matters, on three lump-sum, gas-fired power plant projects that were substantially complete as of December 31, 2019. Segment loss in 2019 was further driven by charges totaling $133 million (or $0.95 per share) resulting from late engineering changes and schedule-driven cost growth, as well as negotiations with clients and subcontractors on pending change orders, for several infrastructure projects. Segment loss in 2018 included charges totaling $188 million (or $1.02 per share) resulting from cost growth at one of the aforementioned power projects. The charges in 2018 were largely offset by a gain of $125 million (or $0.74 per share) on the sale of a joint venture interest in the United Kingdom. Segment loss in 2017 included charges totaling $260 million (or $1.18 per share) resulting from estimated cost growth at the three lump-sum, gas-fired power plant projects.
Diversified Services.  During 2019, 2018 and 2017, intercompany revenue for the Diversified Services segment, excluded from the amounts shown above, was $322 million, $332 million and $334 million, respectively.
Other. Segment loss in 2019 included charges totaling $59 million (or $0.42 per share) resulting from forecast revisions for cost growth on the Warren project and charges totaling $83 million (or $0.59 per share) resulting from forecast revisions for late engineering changes and cost growth related to the Radford project. Segment loss in 2018 and 2017 included charges totaling $56 million (or $0.30 share) and $37 million (or $0.20 per share), respectively, on the Radford project. Our forecast for both projects is based on our assessment of the probable cost to finish the projects as well as our assessment of the recovery of unapproved change orders. The Radford project includes the construction of a complex, large-scale nitrocellulose manufacturing facility. The Warren project requires the procurement and installation of certain first-of-a-kind technologies that are inherently more difficult to estimate. If our forecasts for these projects are not achieved, revenue and segment profit could be further adversely affected. We continue to pursue recovery of all unapproved change orders associated with these projects.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment loss for all periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. NuScale expenses included in the determination of segment loss were $66 million, $74 million and $76 million during 2019, 2018 and 2017, respectively. NuScale expenses in 2019, 2018 and 2017 were reported net of qualified reimbursable expenses of $44 million, $62 million and $48 million, respectively. We did not provide direct funding to NuScale during the second half of 2019.

Reconciliation of Total Segment Profit (Loss) to Earnings (Loss) from Continuing Operations Before Taxes		As Restated
	Year Ended December 31,
(in millions)	2019	2018	2017
Total segment profit (loss)	$(385.9)	$322.7	$213.2
Corporate general and administrative expense	(159.1)	(118.4)	(183.7)
Impairment, restructuring and other exit costs	(532.6)	—	—
Loss on pension settlement	(137.9)	(21.9)	(0.2)
Interest income (expense), net	(19.7)	(41.0)	(40.0)
Earnings (loss) attributable to NCI from continuing operations	(41.5)	46.6	64.5
Earnings (loss) from continuing operations before taxes	$(1,276.7)	$188.0	$53.8

Foreign currency exchange gains and (losses) of ($27 million), $34 million and ($20 million) were included in corporate G&A during 2019, 2018 and 2017, respectively.
Operating Information by Geographic Area
Engineering services for international projects are often performed within the United States or a country other than where the project is located. Revenue associated with these services has been classified within the geographic area where the work was performed.

		As Restated			As Restated
	Revenue Year Ended December 31,			Total Assets As of December 31,
(in millions)	2019	2018	2017 (1)	2019	2018
United States	$4,607.9	$5,872.5	$6,581.1	$3,234.2	$4,226.5
Canada	1,377.9	332.4	1,423.0	494.6	339.2
Asia Pacific (includes Australia)	1,765.2	1,530.4	981.3	533.7	550.0
Europe	3,206.4	4,585.6	4,082.8	1,906.9	2,181.4
Central and South America	2,554.2	1,568.7	835.3	1,233.6	1,018.9
Middle East and Africa	836.4	1,282.9	903.0	563.7	566.6
Total	$14,348.0	$15,172.5	$14,806.5	$7,966.7	$8,882.6

(1)	2017 amounts have not been adjusted for the 2018 adoption of the new revenue accounting standard.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Impairment, Restructuring and Other Exit Costs
Restructuring and Other Exit Costs

During 2019, we initiated a broad restructuring plan designed to optimize costs and improve operational efficiency. These efforts primarily relate to the rationalization of resources, investments, real estate and overhead across various geographies, as well as the liquidation of certain components of the AMECO business that are being excluded from sale. We expect that our restructuring activities will be substantially completed in 2020.

(in millions)	Recognized in 2019	Expected to be Incurred(1)
Restructuring and other exit costs:
Severance	$63.9	$70.0
Asset impairments	90.4	90.4
Entity liquidation costs (including the recognition of cumulative translation adjustments)	83.7	85.0
Other exit costs	2.0	5.0
Total restructuring and other exit costs	$240.0	$250.4

Impairment losses on:
Intangible customer relationships	$33.7
Investments	256.8
Goodwill	2.1
Total impairments	$292.6

Impairment, restructuring and other exit costs	$532.6
(1) Includes amounts recognized in 2019.

Asset impairment charges included the write down of assets held for sale to fair value less cost to sell and the write down of certain other assets to fair value. The fair value of assets and liabilities held for sale and other impaired assets, primarily construction equipment, was estimated using observable Level 2 inputs for identical assets. See Note 25 for a summary of assets and liabilities classified as held for sale as of December 31, 2019 and 2018. The fair value of the other impaired assets was $25 million as of December 31, 2019. These assets were included in "Property, plant and equipment" and "Other assets". The fair value of these other assets was estimated using observable Level 2 inputs for identical assets.
A reconciliation of restructuring liabilities follow:

(in thousands)	Severance	Lease Exit Costs	Other	Total
Balance as of January 1, 2019	$—	$—	$—	$—
Restructuring charges accrued during the period	63,940	738	1,859	66,537
Cash payments / settlements during the period	(17,340)	(168)	(1,793)	(19,301)
Currency translation	(297)	—	241	(56)
Balance as of December 31, 2019	$46,303	$570	$307	$47,180

Impairment
Given the 2019 performance in certain businesses and geographies, the significant drop in our stock price since our second quarter earnings release, and recent changes in pursuit criteria, we performed interim impairment tests of our goodwill, intangible assets and significant investments during the third quarter of 2019.
We quantitatively determined that none of our goodwill was impaired as of September 30, 2019. During the fourth quarter of 2019, we recognized goodwill impairment of approximately $2 million in connection with the liquidation of a business. Completion of our annual goodwill impairment test during the fourth quarter of 2019 resulted in no further impairment.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the third quarter of 2019, we recognized an impairment loss on our intangible customer relationships associated with the 2016 Stork acquisition. The fair value of the customer relationships was determined by a third party using an income-based approach that utilized unobservable Level 3 inputs, including significant management assumptions such as forecasted revenue and operating margins, customer attrition and weighted average cost of capital. The net carrying value of the customer relationships was $31 million as of December 31, 2019 and was included in "Other assets".
We also evaluated our significant investments and determined that certain of our investments were other-than-temporarily impaired as of September 30, 2019. The fair value of these investments were determined using income-based approaches that utilized unobservable Level 3 inputs, including significant management assumptions such as forecasted revenue and operating margins and weighted average cost of capital. The net carrying value of these investments totaled $95 million as of December 31, 2019 and was included in "Investments".

8.	Income Taxes
The 2017 Tax Act reduced the U.S. federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. In addition, the 2017 Tax Act assessed a one-time transition tax on earnings of non-U.S. subsidiaries that have not been taxed previously in the U.S., and created new taxes on certain future foreign sourced earnings. Under the 2017 Tax Act, companies generally are not subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries and are not permitted foreign tax credits related to such dividends.
As of December 31, 2017, we had not fully completed our accounting for the tax effects of the 2017 Tax Act, and our 2017 provision was based on a reasonable estimate. We completed our analysis of the effects of the 2017 Tax Act in the fourth quarter of 2018 based upon the guidance, interpretations and data available as of December 31, 2018.

The income tax expense (benefit) components recognized in continuing operations follow:

		As Restated
	Year Ended December 31,
(in thousands)	2019	2018	2017
Current:
Federal	$(36,591)	$(70,045)	$(180,706)
Foreign	160,966	113,988	143,499
State and local	4,295	8,782	(5,739)
Total current	128,670	52,725	(42,946)
Deferred:
Federal	288,899	29,927	(23,016)
Foreign	9,593	55,208	75,980
State and local	13,820	(5,610)	6,338
Total deferred	312,312	79,525	59,302
Total income tax expense	$440,982	$132,250	$16,356

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of U.S. statutory federal income tax expense (benefit) to income tax expense (benefit) from continuing operations follows:

		As Restated
	Year Ended December 31,
(in thousands)	2019	2018	2017
U.S. statutory federal tax expense (benefit)	$(268,107)	$39,480	$18,833
Increase (decrease) in taxes resulting from:
State and local income taxes	(9,383)	(14,982)	(134)
Other permanent items, net	—	14,723	(1,235)
U.S. tax on global intangible low-taxed income	—	10,649	—
Worthless stock	—	—	(15,175)
NCI	11,565	(4,506)	(22,586)
Foreign tax differential, net	10,968	1,149	(2,178)
Valuation allowance, net	730,787	79,168	22,860
Other changes to uncertain tax positions	4,098	7,753	4,696
Stranded tax effects from AOCI	(35,619)	—	—
Impact of tax reform	—	(1,373)	52,979
International restructuring	—	—	(46,295)
Other, net	(3,327)	189	4,591
Total income tax expense	$440,982	$132,250	$16,356

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

		As Restated
	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$116,162	$106,147
Project and non-project reserves	60,768	59,043
Revenue recognition	—	9,808
Net operating loss carryforward	357,803	190,591
Tax basis of investment in excess of book basis	88,255	—
U.S. foreign tax credit carryforward	226,845	189,193
Other comprehensive loss	67,258	82,726
Other	85,059	69,898
Total deferred tax assets	1,002,150	707,406
Valuation allowance for deferred tax assets	(910,336)	(178,678)
Deferred tax assets, net	$91,814	$528,728
Deferred tax liabilities:
Revenue recognition	(1,787)	—
Book basis of property, equipment and other capital costs in excess of tax basis	(29,846)	(77,574)
Book basis of investments in excess of tax basis	—	(10,835)
Dividend withholding on unremitted non-U.S. earnings	(49,663)	(39,687)
Other	(31,125)	(22,530)
Total deferred tax liabilities	(112,421)	(150,626)
Deferred tax assets, net of deferred tax liabilities	$(20,607)	$378,102

As a result of the 2017 Tax Act, we reported and paid tax on the majority of our previously unremitted foreign earnings. As of December 31, 2019, we are indefinitely reinvested only with respect to unremitted earnings required to meet our working capital and long-term investment needs in the foreign jurisdictions within which we operate. Beyond those limits, we expect current earnings are available for distribution. Deferred tax liabilities of approximately $32 million have not been recorded with respect to unremitted earnings that are considered indefinitely reinvested, again primarily associated with foreign withholding and income taxes that would be due upon remittance. We have no intention of initiating any actions that would lead to taxation of the earnings deemed indefinitely reinvested.

We have U.S federal net operating loss carryforwards of $575 million that can be carried forward indefinitely. We also have non-U.S. net operating loss carryforwards related to various jurisdictions of approximately $1 billion. Non-U.S. net operating losses include $521 million in the United Kingdom and $230 million in the Netherlands as of December 31, 2019. Of the total non-U.S. losses, $707 million can be carried forward indefinitely. The majority of the remaining $301 million net operating losses, if unused, will expire between 2024 and 2028.

We had U.S. foreign tax credits of approximately $227 million as of December 31, 2019, which will begin to expire in 2028.

The losses generated during 2019 resulted in the company being in a three-year cumulative loss on a consolidated, Australia, U.K. and U.S. jurisdictional basis. A cumulative loss constitutes significant negative evidence (with regards to future taxable income). We also considered positive evidence but concluded it did not outweigh this significant negative evidence.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accordingly, we recognized a non-cash charge to tax expense of $602 million to record a valuation allowance against net U.S. deferred tax assets and $129 million against certain net foreign deferred tax assets.

The valuation allowance for 2018 was primarily due to the deferred tax assets established for certain net operating loss carryforwards and foreign tax credits. In 2018, we recognized a charge to tax expense of $53 million to record a valuation allowance against the net deferred assets in the Netherlands and Belgium. In addition, we took a charge of $26 million to record a valuation allowance against foreign tax credits.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, the Netherlands, South Africa, the United Kingdom and the United States. Although we believe our reserves for our tax positions are reasonable, the outcome of tax audits could be materially different, both favorably and unfavorably. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2012.
A summary of unrecognized tax benefits follows:

		As Restated
(in thousands)	2019	2018
Balance at beginning of year	$55,476	$60,656
Change in tax positions of prior years	6,359	(4,297)
Change in tax positions of current year	—	9,500
Reduction in tax positions for statute expirations	(16,894)	(3,608)
Reduction in tax positions for audit settlements	(2,547)	(6,775)
Balance at end of year	$42,394	$55,476

If recognized, the total amount of unrecognized tax benefits as of December 31, 2019 and 2018, would favorably impact the effective tax rates by $22 million and $16 million, respectively. We had $10 million and $9 million of accrued interest and penalties as of December 31, 2019 and 2018, respectively. We do not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.
U.S. and foreign earnings (loss) from continuing operations before taxes are as follows:

		As Restated
	Year Ended December 31,
(in thousands)	2019	2018	2017
United States	$(1,116,067)	$(361,754)	$(538,530)
Foreign	(160,633)	549,754	592,339
Total	$(1,276,700)	$188,000	$53,809

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Supplemental Cash Flow Information
The changes in assets and liabilities included in operating cash flow follow:

		As Restated
	Year Ended December 31,
(in thousands)	2019	2018	2017
(Increase) decrease in:
Accounts and notes receivable, net	$210,419	$(40,632)	$162,537
Contract assets	207,467	(83,774)	140,556
Other current assets	(80,248)	168,021	(138,638)
Other assets	100,527	(25,424)	(2,176)
Increase (decrease) in:
Accounts payable	(46,873)	176,335	(137,441)
Contract liabilities	202,359	(307,844)	95,383
Accrued liabilities	29,880	(75,878)	(63,285)
Other liabilities	9,498	(38,536)	(30,988)
Increase (decrease) in cash due to changes in assets and liabilities	$633,029	$(227,732)	$25,948
Cash paid during the year for:
Interest	$71,938	$66,514	$61,560
Income taxes (net of refunds)	204,080	(28,408)	175,045

10.	Partnerships and Joint Ventures
In the normal course of business, we form partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in "Accounts and notes receivable, net" were $136 million and $148 million as of December 31, 2019 and 2018, respectively. Notes receivable from unconsolidated partnerships and joint ventures included in "Accounts and notes receivable, net" and "Other assets" were $2 million and $27 million as of December 31, 2019 and 2018, respectively. Notes receivable from unconsolidated partnerships and joint ventures included in "Current assets held for sale" were $22 million as of December 31, 2019. There were no similar balances classified as held for sale as of December 31, 2018.
The following is a summary of aggregate, unaudited balance sheet data for unconsolidated entities where our investment is presented as a one-line equity method investment:

	December 31,
(in millions)	2019	2018
Current assets	$6,607	$5,810
Noncurrent assets	3,044	2,360
Current liabilities	4,179	2,862
Noncurrent liabilities	3,374	3,283

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of aggregate, unaudited income statement data for unconsolidated entities where the equity method of accounting is used to recognize our share of net earnings or loss of investees:

(in millions)	2019	2018	2017
Revenue	$1,093	$1,317	$744
Cost of revenue	1,011	1,207	677
Net earnings	38	30	22

One of our more significant joint ventures is COOEC Fluor, a joint venture in which we have a 49% ownership interest. COOEC Fluor owns, operates and manages the Zhuhai Fabrication Yard in China’s Guangdong province. We have a scheduled funding commitment of $26 million due at the end of 2020.
During the third quarter of 2019, we evaluated our significant investments and determined that certain of our investments were other-than-temporarily impaired as of September 30, 2019. As a result, impairment charges of $257 million were recognized.
Variable Interest Entities
The net carrying value of the unconsolidated VIEs (classified under both investments and other accrued liabilities) was a net asset of $191 million and $237 million as of December 31, 2019 and 2018, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse in nature. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of December 31, 2019 for the unconsolidated VIEs were $77 million.
In some cases, we are required to consolidate certain VIEs. As of December 31, 2019, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.0 billion and $727 million, respectively. As of December 31, 2018, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.2 billion and $745 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for our general operations.
We have agreements with certain VIEs to provide financial or performance assurances to clients, as discussed elsewhere.

11.	Guarantees
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support project execution commitments. The performance guarantees have various expiration dates ranging from mechanical completion of the project to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $17 billion as of December 31, 2019, of which $4 billion related to discontinued operations. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The performance guarantee obligation was not material as of December 31, 2019 and 2018.
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower's obligation.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Contingencies and Commitments
We and certain of our subsidiaries are subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business. Although the asserted value of these matters may be significant, we currently do not expect that the ultimate resolution of any open matters will have a material adverse effect on our financial position or results of operations.
Since May 2018, purported shareholders have filed various complaints against Fluor Corporation and certain of its current and former executives in the U.S. District Court for the Northern District of Texas. The plaintiffs purport to represent a class of shareholders who purchased or otherwise acquired Fluor common stock from August 14, 2013 through February 14, 2020, and seek to recover damages arising from alleged violations of federal securities laws. These claims are based on statements concerning Fluor’s internal and disclosure controls, risk management, revenue recognition, and Fluor’s gas-fired power business, which plaintiffs assert were materially misleading. As of May 26, 2020, these complaints have been consolidated into one matter. We filed a motion to dismiss the matter on July 1, 2020. A hearing on the motion to dismiss is anticipated to occur in late 2020 or early 2021. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred.
Since September 2018, nine separate purported shareholders' derivative actions were filed against current and former members of the Board of Directors, as well as certain of Fluor’s current and former executives. Fluor Corporation is named as a nominal defendant in the actions. These derivative actions purport to assert claims on behalf of Fluor Corporation and make substantially the same factual allegations as the securities class action matter discussed above and seek various forms of monetary and injunctive relief. These actions are pending in Texas state court (District Court for Dallas County), the U.S. District Court for the District of Delaware, the U.S. District Court for the Northern District of Texas, and the Court of Chancery of the State of Delaware. Certain of these actions have been consolidated and stayed until our motion to dismiss is ruled upon in the securities class action matter. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred.
Fluor Australia Ltd., our wholly-owned subsidiary (“Fluor Australia”), completed a cost reimbursable engineering, procurement and construction management services project for Santos Ltd. (“Santos”) involving a large network of natural gas gathering and processing facilities in Queensland, Australia. On December 13, 2016, Santos filed an action in Queensland Supreme Court against Fluor Australia, asserting various causes of action and seeking damages and/or a refund of contract proceeds paid of approximately AUD $1.47 billion. Santos has joined Fluor Corporation to the matter on the basis of a parent company guarantee issued for the project. We believe that the claims asserted by Santos are without merit and we are vigorously defending these claims. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded a charge as a result of this action.
Fluor Limited, our wholly-owned subsidiary (“Fluor Limited”), and Fluor Arabia Limited, a partially-owned subsidiary (“Fluor Arabia”), completed cost reimbursable engineering, procurement and construction management services for Sadara Chemical Company (“Sadara”) involving a large petrochemical facility in Jubail, Kingdom of Saudi Arabia. On August 23, 2019, Fluor Limited and Fluor Arabia Limited commenced arbitration proceedings against Sadara after it refused to pay invoices totaling approximately $100 million due under the parties’ agreements. As part of the arbitration proceedings, Sadara has asserted various counterclaims for damages and/or a refund of contract proceeds paid totaling approximately USD $574 million against Fluor Limited and Fluor Arabia Limited. We believe that the counterclaims asserted by Sadara are without merit and are vigorously defending these claims. While no assurance can be given as to the ultimate outcome of the counterclaims, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded a charge as a result of the counterclaims.

Various wholly-owned subsidiaries of Fluor, in conjunction with a partner, TECHINT, (“Fluor/TECHINT”) performed engineering, procurement and construction management services on a cost reimbursable basis for Barrick involving a gold mine and ore processing facility on a site straddling the border between Argentina and Chile. In 2013 Barrick terminated the Fluor/TECHINT agreements for convenience and not due to the performance of Fluor/TECHINT. On August 12, 2016, Barrick filed a notice of arbitration against Fluor/TECHINT, demanding damages and/or a refund of contract proceeds paid of not less than USD $250 million under various claims relating to Fluor/TECHINT’s alleged performance. Proceedings were suspended while the parties explored a possible settlement. In August 2019, Barrick drew down $35 million of letters of credit from Fluor/TECHINT ($23.5 million from Fluor and $11.5 million from TECHINT). Thereafter, Barrick proceeded to reactivate the arbitration. We believe that the claims asserted by Barrick are without merit and are vigorously defending these claims. While

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded a charge as a result of these claims.
Purple Line Transit Partners, LLC (“PLTP”) entered into a Public Private Partnership Agreement (“PPPA”) with the Maryland Department of Transportation and the Maryland Transit Administration (together, the “State”) for the finance, design, construction, and operation of the Purple Line Project, a new light rail line in Maryland (the “Project”). PLTP is a limited liability company in which Fluor has a fifteen percent membership interest. PLTP entered into an Amended and Restated Design-Build Contract (the “DB Contract”) with Purple Line Transit Constructors, LLC (“PLTC”) as design-build contractor to perform PLTP’s design and construction obligations under the PPPA on a back-to-back basis. PLTC is a limited liability company in which Fluor has a fifty percent membership interest. The design and construction of the Project was significantly delayed by more than two and a half years due to events outside of PLTP or PLTC’s control. The PPPA contained a provision allowing PLTP the unconditional right to terminate the PPPA if certain events delayed the design and construction of the Project by 365 days or more. The DB Contract contained a similar provision allowing PLTC to terminate the DB Contract. Because of significant Project delays, in excess of 365 days, on May 1, 2020, PLTC gave notice to PLTP of PLTC’s intent to terminate the DB Contract. Upon receiving PLTC’s notice, on June 23, 2020, PLTP exercised its unconditional right to terminate the PPPA. The State has challenged PLTP’s termination of the PPPA and commenced a lawsuit in Maryland state court against PLTP alleging breach of the PPPA. We believe that PLTP and PLTC’s terminations of the PPPA and DB Contract, respectively, were justified and are vigorously defending against the State’s lawsuit.
On August 1, 2019, we entered into a settlement agreement in connection with legal matters related to a previously divested business and recognized a gain of $30 million. The gain on settlement as well as all legal fees associated with this matter were reported in earnings from discontinued operations, net of tax, in the Consolidated Statement of Operations.
In June 2019, we resolved a longstanding customer dispute and recognized a gain of $31 million resulting from the favorable outcome of this matter.
Other Matters
We have made claims arising from the performance under our contracts. We recognize revenue for certain claims, including change orders in dispute and unapproved change orders in regard to both scope and price, when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We estimate the amount of revenue to be recognized on claims using the expected value method (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever offers better prediction. Factors considered in determining whether revenue associated with claims should be recognized include the following: (a) the legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Similarly, we recognize disputed back charges to suppliers or subcontractors as a reduction of cost when the same requirements have been satisfied. We periodically evaluate our positions and the amounts recognized with respect to all our claims and back charges. As of December 31, 2019 and 2018, we had recorded $198 million and $166 million, respectively, of claim revenue for costs incurred to date, of which $66 million and $52 million related to discontinued operations as of December 31, 2019 and 2018, respectively. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. We had also recorded disputed back charges totaling $2 million and $18 million as of December 31, 2019 and 2018, respectively, of which $2 million related to discontinued operations as of both December 31, 2019 and 2018. We believe the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 606.
From time to time, we enter into significant contracts with the U.S. government and its agencies. Government contracts are subject to audits and investigations by government representatives with respect to our compliance with various restrictions and regulations applicable to government contractors, including but not limited to the allowability of costs incurred under reimbursable contracts. In connection with performing government contracts, we maintain reserves for estimated exposures associated with these matters.
Our operations are subject to and affected by federal, state and local laws and regulations regarding the protection of the environment. We maintain reserves for potential future environmental cost where such obligations are either known or considered probable, and can be reasonably estimated. We believe, based upon present information available to us, that our reserves with respect to future environmental cost are adequate and such future cost will not have a material effect on our consolidated financial position, results of operations or liquidity.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 18, 2020, we announced that the Securities and Exchange Commission (“SEC”) is conducting an investigation and has requested documents and information related to projects for which we recorded charges in the second quarter of 2019. On April 30, 2020, the Corporation received a subpoena from the U.S. Department of Justice (“DOJ”) seeking documents and information related to the second quarter 2019 charges; certain of the projects associated with those charges; and certain project accounting, financial reporting and governance matters. We are coordinating responses to the SEC and DOJ and cooperating in providing the requested documents and information, which efforts are ongoing.

13.	Contract Assets and Liabilities
The following summarizes information about our contract assets and liabilities:

		As Restated
	December 31,
(in millions)	2019	2018
Information about contract assets:
Contract assets
Unbilled receivables	$505	$559
Contract work in progress	377	448
Contract assets	$882	$1,007

Advance billings deducted from contract assets	$553	$527

Information about contract liabilities:
Provision for anticipated losses on contracts included in contract liabilities	$371	$130
Revenue recognized during the year that was included in contract liabilities as of January 1	729	735
Pre-contract costs of $26 million were included in contract assets as of December 31, 2018. These costs were expensed during 2019 due to our continued evaluation of the probability of receiving an award.
14. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	December 31, 2019
Within 1 year	$11,245
1 to 2 years	6,538
Thereafter	6,013
Total remaining unsatisfied performance obligations(1)	$23,796

(1) Excludes $3.5 billion in RUPO associated with our discontinued operations.

15.	Debt and Letters of Credit
As of December 31, 2019, letters of credit totaling $371 million were outstanding under our committed lines of credit, which consist of a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. We may borrow up to $1.75 billion of revolving loans under the combined $3.5 billion committed lines of credit. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0 and a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to the delays in the preparation of our financial statements for the year ended December 31, 2019 and the quarters ended March 31, 2020 and June 30, 2020, we were not in compliance with certain reporting covenants under these facilities. We have entered into amendments to extend the deadline by which we are required to deliver the required annual documents to the lenders by September 30, 2020 and to extend the first, second and third quarter deadlines until October 31, November 30 and December 31, 2020, respectively.
As of December 31, 2019, letters of credit totaling $1.0 billion were also outstanding under uncommitted lines of credit.
Letters of credit are provided in the ordinary course of business primarily to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Debt consisted of the following:

	December 31,
(in thousands)	2019	2018
Current:
Other borrowings	$38,727	$26,887
Long-Term:
Senior Notes
2016 Notes	$557,185	$569,372
2014 Notes	495,240	494,280
2018 Notes	594,502	593,871
Other borrowings	4,812	4,042

In August 2018, we issued $600 million of 4.250% Senior Notes (the “2018 Notes”) due September 15, 2028 and received proceeds of $595 million. Interest on the 2018 Notes is payable semi-annually in March and September. Prior to June 2028, we may redeem the 2018 Notes at a redemption price equal to 100 percent of the principal amount, plus a “make whole” premium described in the indenture. After June 2028, the 2018 Notes can be redeemed at par plus accrued interest.
In March 2016, we issued €500 million of 1.750% Senior Notes (the "2016 Notes") due March 21, 2023 and received proceeds of €497 million. Interest on the 2016 Notes is payable annually in March. Prior to December 2022, we may redeem the 2016 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make whole" premium described in the indenture. After December 2022, the 2016 Notes can be redeemed at par plus accrued interest. Additionally, we may redeem the 2016 Notes at par plus accrued interest if certain changes in U.S. tax laws occur.
In November 2014, we issued $500 million of 3.5% Senior Notes (the "2014 Notes") due December 15, 2024 and received proceeds of $491 million. Interest on the 2014 Notes is payable semi-annually in June and December. Prior to September 2024, we may redeem the 2014 Notes at a redemption price equal to 100 percent of the principal amount, plus a "make whole" premium described in the indenture. After September 2024, the 2014 Notes can be redeemed at par plus accrued interest.
For all of the Senior Notes, a change of control (as defined by the terms of the respective indentures) could require the company to repay them at 101 percent of the principal amount, plus accrued interest. We may incur additional indebtedness if we are in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions.
In September 2018, we used a portion of the proceeds from the 2018 Notes to fully redeem the then outstanding $500 million 3.375% Senior Notes for $503 million.
In August 2020, we received a notice of default from the trustee under the indenture governing all of our Senior Notes arising from the delay in the filing of this 2019 Form 10-K and the Quarterly Report on Form 10-Q for March 31, 2020. Under the indenture, we have 90 days from the receipt of the notice of default to provide the information required under the indenture.
During the second and third quarters of 2018, we issued commercial paper to meet our short-term liquidity needs. All of the outstanding commercial paper was repaid in October 2018.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other borrowings of $44 million and $31 million as of December 31, 2019 and 2018, respectively, primarily represent bank loans and other financing arrangements associated with Stork.

16.	Fair Value Measurements
The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1 — quoted prices in active markets for identical assets and liabilities

•	Level 2 — inputs other than quoted prices in active markets for identical assets and liabilities that are observable, either directly or indirectly

•	Level 3 — unobservable inputs
We perform procedures to verify the reasonableness of pricing information received from third parties for significant assets and liabilities classified as Level 2 and Level 3.
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2019				December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$7,719	$7,719	$—	$—	$26,690	$26,690	$—	$—
Derivative assets(2)
Foreign currency	7,167	—	7,167	—	17,346	—	17,346	—
Commodity	46	—	46	—	—	—	—	—
Liabilities:
Derivative liabilities(2)
Foreign currency	$6,561	$—	$6,561	$—	$18,342	$—	$18,342	$—
Commodity	1,247	—	1,247	—	—	—	—	—

(1)
Consists of registered money market funds and an equity index fund. These investments, which are trading securities, represent the net asset value as of the close of business at the end of the period based on the last trade or official close of an active market or exchange.

(2)	Foreign currency and commodity derivatives are estimated using pricing models with market-based inputs, which take into account the present value of estimated future cash flows.
During 2018 and 2017, proceeds from sales and maturities of available-for-sale securities were $175 million and $159 million, respectively. There were no sales or maturities of available-for-sale securities during 2019.
We have measured assets and liabilities held for sale and certain other impaired assets at fair value on a nonrecurring basis.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes information about our financial instruments that are not required to be measured at fair value:

		December 31, 2019		December 31, 2018
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,014,138	$1,014,138	$1,091,868	$1,091,868
Cash equivalents(2)	Level 2	983,061	983,061	672,878	672,878
Marketable securities, current(3)	Level 2	7,262	7,262	214,828	214,828
Notes receivable, including noncurrent portion(4)	Level 3	28,117	28,117	32,645	32,645
Liabilities:
2016 Senior Notes(5)	Level 2	$557,185	$562,399	$569,372	$589,864
2014 Senior Notes(5)	Level 2	495,240	510,145	494,280	484,790
2018 Senior Notes(5)	Level 2	594,502	609,918	593,871	583,200
Other borrowings, including noncurrent portion(6)	Level 2	43,539	43,539	30,929	30,929
_______________________________________________________________________________

(1)	Cash consists of bank deposits. Carrying amounts approximate fair value.

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

(5)	The fair value of the Senior Notes was estimated based on quoted market prices for similar issues.

(6)
Other borrowings primarily represent bank loans and other financing arrangements which mature within one year. The carrying amount of borrowings under these arrangements approximates fair value because of the short-term maturity.

17.	Goodwill and Intangible Assets
We performed impairment tests of our goodwill and intangible assets during 2019 and determined that none of our goodwill or intangible assets with indefinite lives were impaired, but we recognized an impairment loss of $34 million on our intangible customer relationships associated with our 2016 Stork acquisition.
During the fourth quarter of 2019, we recognized goodwill impairment of approximately $2 million in connection with the liquidation of a business. Goodwill further declined in 2019 due to foreign currency translation losses.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of each major intangible asset class:

	December 31, 2019			December 31, 2018			Weighted Average Life
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships (finite-lived)	$31,894	$(451)	$31,443	$134,432	$(54,385)	$80,047	8
Trade names (finite-lived)	8,388	(3,460)	4,928	8,580	(2,483)	6,097	13
Trade names (indefinite-lived)	49,789	—	49,789	50,032	—	50,032	—
In-process research and development (indefinite-lived)	16,900	—	16,900	16,900	—	16,900	—
Other (finite-lived)	7,278	(4,654)	2,624	10,442	(5,481)	4,961	10
Total intangible assets(1)	$114,249	$(8,565)	$105,684	$220,386	$(62,349)	$158,037

(1)
The net book value of intangible assets classified as "Current assets held for sale" was $0.9 million and $1 million as of December 31, 2019 and 2018, respectively. These amounts were excluded from the table above. The gross carrying amount of intangible assets decreased in 2019 primarily due to the impairment loss discussed above as well as foreign currency translation losses. The aggregate amortization expense for intangible assets with finite lives is expected to be $10 million during 2020, $9 million during 2021, 2022 and 2023, and $2 million during 2024.

18.	Property, Plant and Equipment
Property, plant and equipment is as follows:

	December 31,
(cost in thousands)	2019	2018
Land	$47,388	$79,551
Buildings	208,999	327,846
Building and leasehold improvements	122,402	162,611
Machinery and equipment	812,956	903,049
Furniture and fixtures	131,986	146,027
Construction in progress	62,686	52,789
	1,386,417	1,671,873
Less accumulated depreciation	(843,377)	(925,931)
Net property, plant and equipment	$543,040	$745,942

19.	Stock-Based Plans
Stock-based compensation, which is generally recognized on a straight-line basis, totaled $28 million, $33 million and $26 million during 2019, 2018 and 2017, respectively, net of recognized tax benefits of $8 million, $10 million and $16 million.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes RSU, restricted stock and stock option activity:

	RSU or Restricted Stock		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2016	1,032,363	$54.19	4,481,381	$60.45
Granted	402,783	54.88	1,103,817	55.35
Forfeited or expired	(48,005)	51.58	(285,434)	63.07
Vested/exercised	(453,677)	59.89	(229,808)	40.82
Outstanding as of December 31, 2017	933,464	$51.85	5,069,956	$60.08
Granted	603,111	57.88	33,615	58.15
Forfeited or expired	(38,365)	54.07	(352,624)	64.64
Vested/exercised	(513,078)	51.58	(161,562)	44.92
Outstanding as of December 31, 2018	985,132	$53.78	4,589,385	$60.25
Granted	1,356,303	32.68	1,192,108	22.47
Forfeited or expired	(173,604)	39.57	(351,885)	60.56
Vested/exercised	(507,520)	47.72	(48,131)	30.46
Outstanding as of December 31, 2019	1,660,311	$39.88	5,381,477	$52.13
Options exercisable as of December 31, 2019			3,840,229	$61.03
Remaining unvested options outstanding and expected to vest			1,479,598	$29.96

Our stock-based plans provide that RSUs and restricted stock may not be sold or transferred until service-based restrictions have lapsed and any performance objectives have been attained. Generally, upon termination of employment, RSUs and restricted stock which have not vested are forfeited. RSUs granted to executives in 2019, 2018 and 2017 generally vest ratably over three years. RSUs granted to directors in 2019 and 2018 vested upon grant whereas 2017 awards vested on the first anniversary of the grant. RSUs awarded to directors in 2019, 2018 and 2017 and certain executives in 2017 are subject to a post-vest holding period of three years. During 2019, 2018 and 2017, compensation expense related to RSUs of $29 million, $29 million and $20 million, respectively, was included in corporate G&A and $2 million, $1 million and $1 million, respectively, was included in discontinued operations. The fair value of RSUs that vested during 2019, 2018 and 2017 was $14 million, $28 million and $25 million, respectively. The balance of unamortized RSU expense as of December 31, 2019 was $17 million, which is expected to be recognized over a weighted-average period of 0.4 years.
The exercise price of options represents the closing price of the company's common stock on the date of grant. The options granted in 2019, 2018 and 2017 vest over three years and expire 10 years after the grant date. Stock option expense during 2019, 2018 and 2017 included in corporate G&A totaled $4 million, $4 million and $12 million, respectively. Stock option expense during 2017 included in discontinued operations totaled $1 million. Stock option expense during 2019 and 2018 included in "Net earnings from discontinued operations" was immaterial. The aggregate intrinsic value of stock options exercised during 2019, 2018 and 2017 was $0.3 million, $2 million and $2 million, respectively. The balance of unamortized stock option expense as of December 31, 2019 was $6 million, which is expected to be recognized over a weighted-average period of 0.7 years.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The grant date fair value of options and other significant assumptions follow:

	January 1 - September 30, 2019	October 1 - December 31, 2019	2018	2017
Weighted average grant date fair value	$7.99	$6.93	$14.87	$14.23
Expected life of options (in years)	5.6	5.4	5.3	5.8
Risk-free interest rate	2.6%	1.7%	2.7%	2.3%
Expected volatility	33.3%	46.6%	28.2%	27.8%
Expected annual dividend per share	$0.84	$0.40	$0.84	$0.84

The computation of the expected volatility assumption used in the Black-Scholes calculations is based on a 50/50 blend of historical and implied volatility.
Information related to options outstanding as of December 31, 2019 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share
$19.25 - $29.50	1,192,108	9.7	$22.47	—	—	$—
$42.75 - $62.50	3,354,168	5.2	56.47	3,005,028	5.0	56.58
$70.76 - $79.19	835,201	3.4	77.03	835,201	3.4	77.03
	5,381,477	5.9	$52.13	3,840,229	4.6	$61.03

As of December 31, 2019, there was no aggregate intrinsic value for both options outstanding and options exercisable.
During 2019, 2018 and 2017, VDI units totaling 350,532; 206,598; and 249,204, respectively, were awarded to executives. These awards vest after a period of approximately three years and contain annual performance conditions for each of the three years of the vesting period. The performance targets for each year are generally established in the first quarter of that year. Performance-based awards are not deemed granted for accounting purposes until performance targets have been established. Accordingly, only one-third of the units awarded in any given year are deemed to be granted each year of the 3 year vesting period. During 2019, the following units were granted:

	VDI Units Granted in 2019	Weighted Average Grant Date Fair Value Per Share
2019 VDI Plan	116,844	$39.72
2018 VDI Plan	68,866	$42.24
2017 VDI Plan	83,068	$35.18

For awards granted under the 2019, 2018 and 2017 VDI plans, the number of units are adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the VDI award agreements. VDI units granted under the 2017 plan are subject to a post-vest holding period of three years.
Compensation expense of $1 million, $9 million and $8 million related to stock-based VDI units was included in corporate G&A in 2019, 2018 and 2017, respectively. The balance of unamortized compensation expense associated with VDI units as of December 31, 2019 was $0.1 million, which is expected to be recognized over a weighted-average period of 1.2 years. During 2019 and 2017, we paid $8 million and $26 million for fully vested VDI awards granted in 2016 and 2014, respectively, that were settled in cash.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	Retirement Plans
Defined Contribution Retirement Plans
Domestic and international defined contribution retirement plans are available to eligible salaried and craft employees. Contributions to defined contribution retirement plans are based on a percentage of the employee's eligible compensation. We recognized expense of $115 million, $150 million and $165 million associated with contributions to our defined contribution retirement plans during 2019, 2018 and 2017, respectively, of which $30 million, $36 million and $21 million was included in discontinued operations during 2019, 2018 and 2017, respectively.
Defined Benefit Pension Plans ("DB Plans")
Certain DB plans are available to eligible international salaried employees. Contributions to DB plans are at least the minimum amounts required by applicable regulations. Benefit payments under these plans are generally based upon length of service and/or a percentage of qualifying compensation.
In 2018, we executed a buy-in policy contract with an insurance company to fully insure the benefits of the DB plan in the United Kingdom ("U.K. plan"). In 2019, we approved the termination of the U.K. plan effective December 27, 2019 and the U.K. plan moved from "buy-in" to "buy-out" status, at which point the remaining benefit obligations were transferred to the insurer and the company was relieved of any further obligation. During 2019, we recorded a loss on pension settlement of $138 million, which consisted primarily of unrecognized actuarial losses included in AOCI. The settlement of the plan did not have an impact on our cash position.
During 2018, lump-sum distributions to participants of the U.K. plan exceeded the sum of the service and interest cost components of net periodic pension cost. As a result, we recorded a loss on partial pension settlement of $22 million.
Net periodic pension expense for our DB plans included the following components:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Service cost	$15,750	$17,999	$18,780
Interest cost	19,617	21,820	22,525
Expected return on assets	(32,645)	(38,064)	(40,272)
Amortization of prior service credit	(886)	(935)	(828)
Recognized net actuarial loss	10,303	8,368	7,890
Loss on settlement	137,898	21,900	184
Net periodic pension expense	$150,037	$31,088	$8,279

As a result of the adoption of ASU 2017-07 in 2018, the service cost component of net periodic pension expense has been presented in “Cost of revenue” and the other components of net periodic pension expense have been presented in “Corporate G&A” and "Loss on pension settlement" during 2019 and 2018. Amounts in 2017 have not been reclassified to conform to the new presentation as the impact was not material.

The ranges of assumptions indicated below cover DB plans in the Netherlands, the United Kingdom, Germany and the Philippines and are based on the economic environment in each host country at the end of each reporting period. The discount rates for the DB plans were determined primarily based on a hypothetical yield curve developed from the yields on high quality corporate and government bonds with durations consistent with the pension obligations in those countries. As a result of the buy-in exercise in 2018, the discount rate for the U.K. plan was determined based on the value of the buy-in policy (and corresponding benefit obligation) as of December 31, 2018. The expected long-term rate of return on asset assumptions utilizing historical returns, correlations and investment manager forecasts are established for all relevant asset classes including international equities and government, corporate and other debt securities.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31,
	2019	2018	2017
For determining projected benefit obligation ("PBO") at year-end:
Discount rates	1.20-4.75%	1.80-7.25%	1.90-5.50%
Rates of increase in compensation levels	2.25-6.00%	2.25-7.00%	2.25-7.00%
For determining net periodic cost for the year:
Discount rates	1.80-7.25%	1.90-5.50%	1.90-5.00%
Rates of increase in compensation levels	2.25-7.00%	2.25-7.00%	2.25-7.00%
Expected long-term rates of return on assets	1.80-8.20%	1.90-7.00%	1.90-7.40%

We evaluate the funded status of each of our DB plans using the above assumptions and determines the appropriate funding level in light of applicable regulatory requirements, tax deductibility, reporting considerations and other factors. The funding status of the plans is sensitive to changes in long-term interest rates and returns on plan assets, and funding obligations could increase substantially if interest rates fall dramatically or returns on plan assets are below expectations. Assuming no changes in current assumptions, we expect to contribute up to $15 million to our DB plans in 2020, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities would increase by approximately $40 million.
The following table sets forth the target and actual allocations of plan assets:

		December 31,
	2019 Target Allocation	2019	2018
Asset category:
Debt securities	50% - 60%	60%	41%
Equity securities	30% - 40%	31%	16%
Other	0% - 10%	9%	43%
Total		100%	100%

Our investment strategy is to maintain asset allocations that appropriately manage risk within the context of seeking adequate returns. Investment allocations are determined by each plan's governing body. Asset allocations may be affected by local regulations. Long-term allocation guidelines are established with a target range allocation for each asset class. Short-term deviations from these allocations may exist from time to time for tactical investment or strategic implementation purposes.
Investments in debt securities are used to provide stable investment returns while protecting the funding status of the plans. Investments in equity securities are utilized to generate long-term capital appreciation to mitigate the effects of increases in benefit obligations resulting from inflation, longer life expectancy and salary growth. While most of our plans may invest in the company's securities, there are no such direct investments at the present time.
Plan assets included investments in common or collective trusts ("CCTs"), which offer efficient access to diversified investments across various asset categories. The estimated fair value of the investments in the CCTs represents the net asset value of the shares or units of such funds as determined by the issuer. A redemption notice period of no more than 30 days is required for the plans to redeem certain investments in CCTs. At the present time, there are no other restrictions on how the plans may redeem their investments.
Debt securities are comprised of corporate bonds, government securities, repurchase agreements (2018 only) and CCTs with underlying investments in corporate bonds, government and asset backed securities and interest rate swaps. Corporate bonds primarily consist of investment-grade rated bonds and notes, of which no significant concentration exists in any one rating category or industry. Government securities include international government bonds, some of which are inflation-indexed. Corporate bonds and government securities are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.
Equity securities span various industries and are comprised of common stocks of international companies as well as CCTs with underlying investments in common and preferred stocks. Publicly traded corporate equity securities are valued based on

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the closing price of an active market or exchange. Inactive securities are valued at the last reported bid price. As of both December 31, 2019 and 2018, direct investments in equity securities were concentrated in international securities.
Other plan assets include guaranteed investment contracts, foreign currency contracts, CCTs, short-term investment funds and the buy-in insurance policy (2018 only). Guaranteed investment contracts are insurance contracts that guarantee a principal repayment and a stated rate of interest. The estimated fair value of these insurance contracts, which are Level 3 assets, represents the discounted value of guaranteed benefit payments. The estimated fair value of foreign currency contracts is determined from broker quotes. CCTs hold underlying investments in a variety of asset classes including commodities and foreign currency contracts. The initial fair value of the buy-in insurance policy, which was a Level 3 asset, was equal to the premium paid to secure the policy (i.e., the fair value of the plan assets plus additional funding to execute the buy-in). The fair value of the policy mirrored the related benefit obligation, and was adjusted each reporting period based on benefits paid during the year and changes in prevailing market conditions (e.g., inflation, GILT yields) until the settlement of the plan on December 27, 2019.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table delineates the fair value of the plan assets and liabilities of our DB plans:

	December 31, 2019				December 31, 2018
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Equity securities:
Common stock	$5,346	$5,346	$—	$—	$4,390	$4,390	$—	$—
CCTs	215,904	—	215,904	—	—	—	—	—
Debt securities:
Corporate bonds	493	—	493	—	475	—	475	—
Government securities	12,962	—	12,962	—	9,709	—	9,709	—
Repurchase agreements	—	—	—	—	835	—	835	—
CCTs	412,416		412,416		—	—	—	—
Other:
Guaranteed investment contracts	19,650	—	—	19,650	19,302	—	—	19,302
Buy-in insurance policy	—	—	—	—	355,422	—	—	355,422
CCTs	43,302		43,302		—	—	—	—
Plan assets measured at fair value, net	$710,073	$5,346	$685,077	$19,650	$390,133	$4,390	$11,019	$374,724
Plan assets measured at net asset value:
CCTs — equity securities(1)	—				152,663
CCTs — debt securities(1)	—				386,212
CCTs — other(1)	—				32,563
Plan assets not measured at fair value, net	590				2,718
Total plan assets, net	$710,663				$964,289

(1)
In 2019, we adopted ASU 2018-09, "Codification Improvements," and concluded that the net asset value of the shares or units in the CCTs in the table above is the readily determinable fair value. The provisions of ASU 2018-09 related to CCTs are required to be applied prospectively. Therefore, amounts in 2018 have not been reclassified to conform to the new presentation.

The following table presents information about Level 3 fair value measurements:

(in thousands)	2019	2018
Balance at beginning of year	$374,724	$21,030
Actual return on plan assets:
Assets still held at reporting date	1,609	(23,246)
Assets sold during the period	49,524	—
Purchases	187	381,906
Settlements	(406,394)	(4,966)
Balance at end of year	$19,650	$374,724

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents expected future benefit payments related to our DB plans:

Year Ended December 31,	(in thousands)
2020	$21,906
2021	30,630
2022	20,116
2023	20,381
2024	21,080
2025 — 2029	114,494

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The measurement date for our DB plans is December 31. The following table sets forth the change in PBO, plan assets and funded status of the plans:

	December 31,
(in thousands)	2019	2018
Change in PBO:
Benefit obligation at beginning of year	$1,020,633	$1,098,093
Service cost	15,750	17,999
Interest cost	19,617	21,820
Employee contributions	3,382	3,487
Currency translation	(2,794)	(57,179)
Actuarial (gain) loss	117,549	23,077
Benefits paid	(27,362)	(27,051)
Divestitures	(1,669)	—
Settlements	(396,322)	(59,613)
PBO at end of year	748,784	1,020,633
Change in plan assets:
Plan assets at beginning of year	964,289	1,086,206
Actual return on plan assets	153,033	(28,742)
Company contributions	14,591	44,977
Employee contributions	3,382	3,487
Currency translation	(948)	(54,975)
Benefits paid	(27,362)	(27,051)
Settlements	(396,322)	(59,613)
Plan assets at end of year	710,663	964,289
Funded Status — (Under)/overfunded	$(38,121)	$(56,344)
Amounts recognized in the Consolidated Balance Sheet:
Pension assets included in other assets	$1,349	$2,409
Pension liabilities included in other accrued liabilities	(2,041)	(1,647)
Pension liabilities included in noncurrent liabilities	(37,429)	(57,106)
AOCI (pre-tax)	$130,619	$280,707
Plans with PBO in excess of plan assets:
PBO	$78,961	$665,211
Plan assets	39,491	606,458
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$73,865	$70,092
Plan assets	39,491	35,786

During 2020, approximately $5 million of the amount of AOCI shown above is expected to be recognized in net periodic pension expense.
The total accumulated benefit obligation for all DB plans as of December 31, 2019 and 2018 was $681 million and $959 million, respectively.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Multiemployer Pension Plans
In addition to our DB plans discussed above, we participate in multiemployer pension plans for unionized construction and maintenance craft employees. Company contributions are based on the hours worked by employees covered under various collective bargaining agreements and totaled $32 million, $30 million and $118 million during 2019, 2018 and 2017, respectively, of which $5 million, $2 million and $46 million were attributable to discontinued operations, respectively. The significant decrease in contributions during 2018 primarily resulted from the cancellation of two nuclear power plant projects in the U.S. in 2017 and the substantial completion of three Energy & Chemicals projects in Canada by the end of 2017, all of which had substantial craft employees. We are not aware of any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants. None of these multiemployer pension plans are individually significant to us. The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because we are not responsible for the current or future funded status of these plans.

21.	Other Noncurrent Liabilities
We have deferred compensation plans and other retirement arrangements for certain executives which generally provide for payments upon retirement, death or termination of employment. As of December 31, 2019 and 2018, the obligations related to these plans totaled $320 million and $318 million, respectively, within noncurrent liabilities including $19 million and $16 million, respectively, within current liabilities held for sale. To fund these obligations, we have established non-qualified trusts, which are included in noncurrent assets. These trusts hold life insurance policies and marketable securities. These trusts were valued at $341 million and $329 million as of December 31, 2019 and 2018, respectively. Periodic changes in the value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate changes to the obligations which are also reflected in earnings.
We maintain appropriate levels of insurance for business risks, including workers compensation and general liability. Insurance coverages contain various retention amounts for which we provide accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. As of December 31, 2019 and 2018, insurance liabilities of $80 million and $56 million, respectively, were included in noncurrent liabilities.

22.	Leases
On January 1, 2019, we adopted ASC Topic 842, “Leases”. Under the new guidance, we recognized right-of-use assets and lease liabilities for leases with terms greater than 12 months or leases that contain a purchase option that is reasonably certain to be exercised. Lessees are now required to classify leases as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

We elected to utilize the following practical expedients:

(1) We did not reassess whether any expired or existing contracts are or contain leases upon adoption;
(2) We retained the classification of leases (e.g., operating or finance lease) existing as of the date of adoption;
(3) We did not reassess initial direct costs for any existing leases upon adoption;
(4) We did not evaluate whether existing land easements not previously accounted for as leases contain a lease under ASC 842; and
(5) We have chosen to account for each separate lease component of a contract and its associated nonlease components as a single lease component.

We adopted ASC 842 using the modified retrospective method, and accordingly, the new guidance was applied retrospectively to leases that existed as of January 1, 2019 (the date of initial application). As a result, we have recorded total right-of-use assets of $282 million, total current lease liabilities of $72 million, total noncurrent lease liabilities of $222 million and a cumulative effect adjustment to increase retained earnings by $21 million (net of deferred taxes of $6 million) as of January 1, 2019. The increase in retained earnings primarily resulted from the recognition of previously deferred gains associated with two sale and leaseback transactions. The adoption otherwise did not have a material impact on our results of operations or any impact on our cash flows.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes lease expense:

	Year Ended December 31, 2019
Lease Expense / (Sublease Income)	Continuing Operations	Discontinued Operations
(in thousands)
Operating lease cost	$85,729	$5,670
Finance lease cost
Amortization of right-of-use assets	1,394	27
Interest on lease liabilities	65	2
Variable lease cost (1)	19,231	—
Short-term lease cost	112,392	51,153
Sublease income	(8,865)	(25,872)
Total lease expense	$209,946	$30,980

(1)	Primarily relates to rent escalation due to cost of living indexation and payments for property taxes, insurance or common area maintenance based on actual assessments.

Information related to our right-of use assets and lease liabilities follows:

		December 31, 2019
Lease Assets / Liabilities	Balance Sheet Classification	Continuing Operations	Discontinued Operations
(in thousands)
Right-of-use assets
Operating lease assets	Other assets	$246,865	$—
Operating lease assets	Current assets held for sale	13,123	15,563
Finance lease assets	Other assets	937	—
Finance lease assets	Current assets held for sale	—	181
Total right-of-use assets		$260,925	$15,744
Lease liabilities
Operating lease liabilities, current	Other accrued liabilities	$61,334	$—
Operating lease liabilities, noncurrent	Noncurrent liabilities	209,947	—
Operating lease liabilities	Current liabilities held for sale	13,123	17,111
Finance lease liabilities, current	Other accrued liabilities	906	—
Finance lease liabilities, noncurrent	Noncurrent liabilities	8	—
Finance lease liabilities	Current liabilities held for sale	—	191
Total lease liabilities		$285,318	$17,302

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental information related to our leases follows:

	Year Ended December 31, 2019
	Continuing Operations	Discontinued Operations
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$86,552	$5,543
Operating cash flows from finance leases	65	3
Financing cash flows from finance leases	1,547	25
Right-of-use assets obtained in exchange for new operating lease liabilities	91,098	6,432
Right-of-use assets obtained in exchange for new finance lease liabilities	—	222
Weighted-average remaining lease term - operating leases	6.6 years	3.9 years
Weighted-average remaining lease term - finance leases	2.2 years	3.5 years
Weighted-average discount rate - operating leases	3.33%	3.45%
Weighted-average discount rate - finance leases	3.38%	2.64%

The remaining lease payments under our operating and finance leases follows:

	Continuing Operations		Discontinued Operations
Year Ended December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
(in thousands)
2020	$71,567	$594	$5,969	$63
2021	59,714	194	3,913	55
2022	47,122	86	3,409	55
2023	36,188	79	3,219	27
2024	29,936	—	1,416	—
Thereafter	72,194	—	485	—
Total lease payments	$316,721	$953	$18,411	$200
Less: Interest	(32,416)	(39)	(1,195)	(9)
Present value of lease liabilities	$284,305	$914	$17,216	$191

Net rental expense amounted to $360 million and $144 million during 2018 and 2017, respectively (including $23 million and $22 million from discontinued operations during 2018 and 2017, respectively). We recognized $4 million of deferred gains during both 2018 and 2017 associated with a sale-leaseback transaction involving two office buildings. These gains were included in corporate G&A. The remaining deferred gain was recognized as part of the cumulative effect adjustment to retained earnings on January 1, 2019, upon the adoption of ASC 842.

23.	Derivatives and Hedging
Derivatives Designated as Hedges
As of December 31, 2019, we had total gross notional amounts of $713 million of foreign currency contracts outstanding (primarily related to the British Pound, Euro, Kuwaiti Dinar, Indian Rupee, Philippine Peso, South Korean Won, Canadian Dollar and Chinese Yuan) and $2 million of commodity contracts outstanding that were designated as hedging instruments. The foreign currency contracts are of varying duration, none of which extend beyond March 2022. The commodity contracts expired in January 2020.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of derivatives designated as hedging instruments follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	December 31, 2019	December 31, 2018	Balance Sheet Location	December 31, 2019	December 31, 2018
Foreign currency contracts	Other current assets	$2,871	$12,861	Other accrued liabilities	$1,585	$16,582
Commodity contracts	Other current assets	10	—	Other accrued liabilities	—	—
Foreign currency contracts	Other assets	3,757	2,669	Noncurrent liabilities	4,747	1,698
Total		$6,638	$15,530		$6,332	$18,280

The gains and losses associated with fair value hedges were not material during 2019, 2018 and 2017.
The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with derivative instruments designated as cash flow hedges follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI				After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
Cash Flow Hedges (in thousands)	2019	2018	2017	Location of Gain (Loss)	2019	2018	2017
Foreign currency contracts	$1,043	$(5,207)	$5,455	Cost of revenue	$(1,041)	$(4,432)	$1,805
Commodity contracts	460	—	44	Cost of revenue	453	—	52
Interest rate contracts	—	—	—	Interest expense	(1,049)	(1,049)	(1,049)
Total	$1,503	$(5,207)	$5,499		$(1,637)	$(5,481)	$808

Derivatives Not Designated as Hedges
As of December 31, 2019, we also had total gross notional amounts of $91 million of foreign currency contracts and $21 million of commodity contracts that were not designated as hedging instruments. The foreign currency contracts primarily related to contract obligations denominated in nonfunctional currencies. As of December 31, 2019, we had total gross notional amounts of $19 million associated with contractual foreign currency payment provisions that were deemed embedded derivatives. The gains and losses associated with derivatives not designated as hedges and embedded derivatives were not material during 2019, 2018 and 2017.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.	Other Comprehensive Income (Loss)
The components of OCI follow:

				As Restated
	Year Ended December 31,
	2019			2018			2017
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$101,096	$(35,596)	$65,500	$(116,775)	$16,214	$(100,561)	$109,990	$(35,867)	$74,123
Ownership share of equity method investees' OCI	(15,630)	3,846	(11,784)	12,118	(3,176)	8,942	(1,163)	462	(701)
Defined benefit pension and postretirement plan adjustments	150,427	(44,975)	105,452	(59,920)	7,329	(52,591)	22,052	(6,443)	15,609
Unrealized gain (loss) on derivative contracts	4,734	(1,594)	3,140	1,490	(1,216)	274	7,593	(2,850)	4,743
Unrealized gain (loss) on available-for-sale securities	—	—	—	1,134	(425)	709	(711)	267	(444)
Total OCI	240,627	(78,319)	162,308	(161,953)	18,726	(143,227)	137,761	(44,431)	93,330
Less: OCI attributable to NCI	(1,350)	—	(1,350)	(2,239)	—	(2,239)	(796)	—	(796)
OCI attributable to Fluor Corporation	$241,977	$(78,319)	$163,658	$(159,714)	$18,726	$(140,988)	$138,557	$(44,431)	$94,126

The changes in AOCI balances follow:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' OCI	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated OCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2018 (As restated)	$(309,800)	$(23,672)	$(204,649)	$(5,410)	$—	$(543,531)
OCI before reclassifications	19,957	(12,304)	4,006	1,503	—	13,162
Amounts reclassified from AOCI	46,893	520	101,446	1,637	—	150,496
Net OCI	66,850	(11,784)	105,452	3,140	—	163,658
Balance as of December 31, 2019	$(242,950)	$(35,456)	$(99,197)	$(2,270)	$—	$(379,873)
Attributable to NCI:
Balance as of December 31, 2018	$(3,701)	$—	$—	$—	$—	$(3,701)
OCI before reclassifications	(1,350)	—	—	—	—	(1,350)
Amount reclassified from AOCI	—	—	—	—	—	—
Net OCI	(1,350)	—	—	—	—	(1,350)
Balance as of December 31, 2019	$(5,051)	$—	$—	$—	$—	$(5,051)

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As Restated					As Restated
(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' OCI	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated OCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2017	$(211,478)	$(32,614)	$(152,058)	$(5,684)	$(709)	$(402,543)
OCI before reclassifications	(98,322)	7,986	(77,209)	(5,207)	—	(172,752)
Amounts reclassified from AOCI	—	956	24,618	5,481	709	31,764
Net OCI	(98,322)	8,942	(52,591)	274	709	(140,988)
Balance as of December 31, 2018	$(309,800)	$(23,672)	$(204,649)	$(5,410)	$—	$(543,531)
Attributable to NCI:
Balance as of December 31, 2017	$(1,462)	$—	$—	$—	$—	$(1,462)
OCI before reclassifications	(2,239)	—	—	—	—	(2,239)
Amount reclassified from AOCI	—	—	—	—	—	—
Net OCI	(2,239)	—	—	—	—	(2,239)
Balance as of December 31, 2018	$(3,701)	$—	$—	$—	$—	$(3,701)

	As Restated					As Restated
(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' OCI	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Unrealized Gain (Loss) on Available- for-Sale Securities	Accumulated OCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2016	$(286,449)	$(31,913)	$(167,667)	$(10,375)	$(265)	$(496,669)
OCI before reclassifications	74,971	(2,001)	11,456	5,499	(497)	89,428
Amounts reclassified from AOCI	—	1,300	4,153	(808)	53	4,698
Net OCI	74,971	(701)	15,609	4,691	(444)	94,126
Balance as of December 31, 2017	$(211,478)	$(32,614)	$(152,058)	$(5,684)	$(709)	$(402,543)
Attributable to NCI:
Balance as of December 31, 2016	$(614)	$—	$—	$(52)	$—	$(666)
OCI before reclassifications	(848)	—	—	13	—	(835)
Amount reclassified from AOCI	—	—	—	39		39
Net OCI	(848)	—	—	52	—	(796)
Balance as of December 31, 2017	$(1,462)	$—	$—	$—	$—	$(1,462)

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of AOCI follow:

	Location in Consolidated Statement of Operations	Year Ended December 31,
(in thousands)		2019	2018	2017
Component of AOCI:
Foreign currency translation adjustment	Impairment, restructuring & other exit costs	$(84,286)	$—	$—
Income tax benefit	Income tax expense	37,393	—	—
Net of tax		$(46,893)	$—	$—

Ownership share of equity method investees' OCI	Cost of revenue	$(695)	$(1,297)	$(1,713)
Income tax benefit	Income tax expense	175	341	413
Net of tax		$(520)	$(956)	$(1,300)

Defined benefit pension plan adjustments	Various accounts(1)	$(146,579)	$(28,730)	$(6,638)
Income tax benefit	Income tax expense	45,133	4,112	2,485
Net of tax		$(101,446)	$(24,618)	$(4,153)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Various accounts(2)	$(1,370)	$(6,540)	$2,956
Interest rate contracts	Interest expense	(1,678)	(1,678)	(1,678)
Income tax benefit (expense)	Income tax expense	1,411	2,737	(509)
Net of tax:		(1,637)	(5,481)	769
Less: NCI	Net earnings attributable to NCI	—	—	(39)
Net of tax and NCI		$(1,637)	$(5,481)	$808

Unrealized loss on available-for-sale securities	Corporate G&A	$—	$(1,134)	$(85)
Income tax benefit	Income tax expense	—	425	32
Net of tax		$—	$(709)	$(53)

(1)	Defined benefit pension plan adjustments were reclassified to "Corporate G&A" and "Loss on pension settlement".

(2)	Gains and losses on commodity and foreign currency derivative contracts were reclassified to "Cost of revenue" and "Corporate G&A".
As a result of the Tax Cuts and Jobs Act, certain income tax effects related to items in AOCI have been stranded in AOCI, and we did not elect to reclassify these stranded tax effects to retained earnings. The tax effects remaining in AOCI are released only when all related units of account are liquidated, sold or extinguished (i.e., the portfolio approach).
25. Discontinued Operations
In the third quarter of 2019, management committed to a plan to sell substantially all of our government and AMECO equipment businesses, while retaining two lump-sum projects previously included in the government segment and a few small international components of AMECO. We initially expected to complete the sale of both businesses within one year. Management concluded that these disposal groups met the criteria to be classified as held for sale, and as a result, the assets and liabilities of the government and AMECO businesses were classified as held for sale as of December 31, 2019 and 2018. These operations are reported as discontinued operations, net of tax, for all years presented.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first quarter of 2020, we determined that we would no longer sell our government business, and as a result, its results will be included in continuing operations beginning in 2020.

	Year Ended December 31, 2019				Year Ended December 31, 2018				Year Ended December 31, 2017
(in thousands)	Govern- ment	AMECO	Other	Total	Govern- ment	AMECO	Other	Total	Govern- ment	AMECO	Other	Total
Revenue	$2,969,266	$260,276	$—	$3,229,542	$3,678,555	$253,130	$—	$3,931,685	$4,447,453	$248,709	$—	$4,696,162
Cost of revenue	2,761,018	277,420	—	3,038,438	3,477,419	222,139	—	3,699,558	4,194,822	199,857	—	4,394,679
Corporate general and administrative expense	4,279	239	(21,152)	(16,634)	3,711	282	4,792	8,785	4,475	221	2,184	6,880
Interest expense (income), net	(1,236)	(341)	—	(1,577)	(325)	(354)	—	(679)	(148)	(30)	—	(178)
Total cost and expenses	2,764,061	277,318	(21,152)	3,020,227	3,480,805	222,067	4,792	3,707,664	4,199,149	200,048	2,184	4,401,381
Earnings (loss) before taxes from discontinued operations	205,205	(17,042)	21,152	209,315	197,750	31,063	(4,792)	224,021	248,304	48,661	(2,184)	294,781
Income tax expense (benefit)	44,248	(3,938)	4,447	44,757	41,081	6,901	(1,064)	46,918	88,342	17,933	(805)	105,470
Net earnings (loss) from discontinued operations	160,957	(13,104)	16,705	164,558	156,669	24,162	(3,728)	177,103	159,962	30,728	(1,379)	189,311
Less: Net earnings (loss) attributable to NCI from discontinued operations	10,492	(2)	—	10,490	12,829	—	—	12,829	8,564	(4)	—	8,560
Net earnings (loss) attributable to Fluor Corporation from discontinued operations	$150,465	$(13,102)	$16,705	$154,068	$143,840	$24,162	$(3,728)	$164,274	$151,398	$30,732	$(1,379)	$180,751

Revenue from work performed for various agencies of the U.S. government included in discontinued operations was $2.6 billion, $3.5 billion and $3.0 billion during 2019, 2018 and 2017, respectively.
During the third quarter, we entered into a settlement agreement in connection with legal matters related to a previously divested business. The resulting gain on settlement as well as all legal fees associated with this matter were reported in discontinued operations under "Other".
During the fourth quarter of 2019, we entered into a settlement agreement with a client in connection with the cancellation of two subcontracts to manage the construction workforce at nuclear power plant projects in South Carolina and Georgia. On March 29, 2017, that client filed for Chapter 11 bankruptcy protection. The settlement agreement resolves our project claims prior to the date of the bankruptcy petition. Proceeds from the settlement were received during the fourth quarter. As a result of the settlement, we cleared our outstanding pre-petition accounts receivables of $68 million and also recorded $89 million of previously unrecognized service fee revenue.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts of the major classes of assets and liabilities included as part of discontinued operations and classified as held for sale as of December 31, 2019 and 2018 were as follows:

	December 31, 2019						December 31, 2018
(in thousands)	Government	AMECO	Other	Total from Discontinued Operations	Other Assets and Liabilities from Continuing Operations (2)	Total	Government	AMECO	Total from Discontinued Operations
Accounts and notes receivable, net	$142,210	$69,126	$15,925	$227,261	$17,513	$244,774	$202,837	$95,652	$298,489
Contract assets	356,143	3,497	—	359,640	3,779	363,419	463,538	2,285	465,823
Other current assets	30,194	54,116	—	84,310	8,112	92,422	15,077	58,018	73,095
Current assets held for sale	528,547	126,739	15,925	671,211	29,404	700,615	681,452	155,955	837,407

Property, plant and equipment, net	9,816	232,792	—	242,608	106,762	349,370	10,714	257,077	267,791
Goodwill	58,029	12,338	—	70,367	9,295	79,662	58,029	12,338	70,367
Investments	26,393	—	—	26,393	7,293	33,686	35,354	—	35,354
Other assets	13,301	5,868	—	19,169	12,654	31,823	2,021	1,066	3,087
Noncurrent assets held for sale (1)	107,539	250,998	—	358,537	136,004	494,541	106,118	270,481	376,599
Total assets held for sale	$636,086	$377,737	$15,925	$1,029,748	$165,408	$1,195,156	$787,570	$426,436	$1,214,006

Trade accounts payable	$189,091	$24,692	—	$213,783	$6,702	$220,485	$217,617	$20,608	$238,225
Contract liabilities	37,551	4,466	—	42,017	25	42,042	51,129	4,280	55,409
Accrued salaries, wages and benefits	68,070	8,913	—	76,983	919	77,902	64,387	7,182	71,569
Other accrued liabilities	17,765	9,451	—	27,216	11,562	38,778	10,473	3,139	13,612
Current liabilities held for sale	312,477	47,522	—	359,999	19,208	379,207	343,606	35,209	378,815

Noncurrent liabilities held for sale(1)	26,939	4,272	—	31,211	11,320	42,531	16,113	1,385	17,498
Total liabilities held for sale	$339,416	$51,794	—	$391,210	$30,528	$421,738	$359,719	$36,594	$396,313

(1)
Noncurrent assets and liabilities held for sale as of December 31, 2019 were classified as current on the Consolidated Balance Sheet as we expected to complete the sale of both the government and AMECO businesses within one year.

(2)	Other assets and liabilities held for sale from continuing operations were not recast as of December 31, 2018 because the balances were not significant.
Our cash flow information for 2019, 2018 and 2017 included the following activities related to discontinued operations:

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
(in thousands)	Government	AMECO	Total	Government	AMECO	Total	Government	AMECO	Total
Depreciation of fixed assets	$3,962	$44,295	$48,257	$3,625	$72,137	$75,762	$2,624	$80,571	$83,195
Amortization of stock-based awards	2,313	123	2,436	1,810	103	1,913	2,537	126	2,663
Capital expenditures	(2,978)	(68,048)	(71,026)	(6,927)	(40,856)	(47,783)	(3,880)	(128,949)	(132,829)

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26.	Quarterly Financial Data (Unaudited)

	As Restated
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2019
Revenue	$3,377.5	$3,424.5	$3,910.4	$3,635.6
Cost of revenue	3,356.5	3,884.4	3,843.8	3,690.7
Earnings (loss) from continuing operations before taxes	(68.6)	(540.1)	(282.7)	(385.3)
Net earnings (loss) from continuing operations	(74.9)	(457.9)	(772.5)	(412.5)
Amounts attributable to Fluor Corporation:
Net earnings (loss) from continuing operations	(95.4)	(416.9)	(782.7)	(381.3)
Net earnings from discontinued operations	26.5	2.9	39.6	85.1
Net earnings (loss)	$(68.9)	$(414.0)	$(743.1)	$(296.2)
Basic earnings (loss) per share attributable to Fluor Corporation:
Net earnings (loss) from continuing operations	$(0.68)	$(2.97)	$(5.58)	$(2.72)
Net earnings from discontinued operations	0.19	0.02	0.28	0.61
Net earnings (loss)	$(0.49)	$(2.95)	$(5.30)	$(2.11)
Diluted earnings (loss) per share attributable to Fluor Corporation:
Net earnings (loss) from continuing operations	$(0.68)	$(2.97)	$(5.58)	$(2.72)
Net earnings from discontinued operations	0.19	0.02	0.28	0.61
Net earnings (loss)	$(0.49)	$(2.95)	$(5.30)	$(2.11)

	As Restated
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2018
Revenue	$3,445.5	$3,939.3	$3,841.2	$3,946.5
Cost of revenue	3,483.3	3,843.3	3,653.4	3,823.2
Earnings (loss) from continuing operations before taxes	(106.7)	72.5	112.1	110.1
Net earnings (loss) from continuing operations	(87.7)	55.0	84.6	3.9
Amounts attributable to Fluor Corporation:
Net earnings (loss) from continuing operations	(90.9)	45.9	65.3	(11.1)
Net earnings from discontinued operations	64.6	31.5	8.8	59.4
Net earnings (loss)	$(26.3)	$77.4	$74.1	$48.2
Basic earnings (loss) per share attributable to Fluor Corporation:
Net earnings (loss) from continuing operations	$(0.65)	$0.33	$0.46	$(0.08)
Net earnings from discontinued operations	0.46	0.22	0.07	0.42
Net earnings (loss)	$(0.19)	$0.55	$0.53	$0.34
Diluted earnings (loss) per share attributable to Fluor Corporation:
Net earnings (loss) from continuing operations	$(0.65)	$0.33	$0.46	$(0.08)
Net earnings from discontinued operations	0.46	0.22	0.06	0.42
Net earnings (loss)	$(0.19)	$0.55	$0.52	$0.34

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant items affecting 2019 earnings included the following:

•	Charges totaling $31 million from the resolution of certain close-out matters with a customer during the first quarter of 2019.

•
Charges totaling $61 million, $179 million and $20 million from late design changes, schedule-driven cost growth including liquidated damages, and subcontractor negotiations on a lump-sum, offshore project during the first, second and fourth quarters of 2019, respectively.

•
Charges totaling $26 million and $109 million, including the settlement of client disputes, as well as cost growth related to certain close-out matters, on three lump-sum, gas-fired power plant projects during the first and second quarters of 2019, respectively.

•	Charges totaling $26 million from the write-off of pre-contract costs during the second quarter of 2019.

•
Charges totaling $87 million from schedule-driven cost growth and client and subcontractor negotiations on two lump-sum, downstream projects and scope reductions on a large upstream project during the second quarter of 2019.

•
Charges totaling $55 million and $78 million from late engineering changes and schedule-driven cost growth, as well as negotiations with clients and subcontractors on pending change orders, for several infrastructure projects during the second and fourth quarters of 2019, respectively.

•	Charges totaling $4 million, $57 million and $21 million for late engineering changes and cost growth related to the Radford project during the first, second and third quarters of 2019, respectively.

•	Gains of $13 million and $18 million resulting from the favorable resolution of a longstanding customer dispute during the second and third quarters of 2019, respectively.

•	Charges totaling $59 million for cost growth on the Warren project during the third quarter of 2019.

•	Charges totaling $546 million and $185 million related to establishing a valuation allowance against deferred tax assets during the third and fourth quarters of 2019, respectively.

•	Impairment, restructuring and other exit costs totaling $27 million, $27 million, $334 million and $145 million during the first, second, third and fourth quarters of 2019, respectively.

•	Loss on pension settlement of $138 million during the fourth quarter of 2019.

•	Gain of $89 million related to the settlement agreement with Westinghouse during the fourth quarter of 2019.
Significant items affecting 2018 earnings included the following:

•
Charges totaling $125 million, $16 million, $35 million and $12 million for estimated cost growth at a lump-sum, gas-fired power plant project during the first, second, third and fourth quarters of 2018, respectively.

•
Charges totaling $11 million, $10 million, $11 million and $23 million for late engineering changes and cost growth related to the Radford project during the first, second, third and fourth quarters of 2018, respectively.

•	Charges totaling $67 million, $46 million and $20 million for estimated cost and schedule impacts on a lump-sum, downstream project during the second, third and fourth quarters of 2018, respectively.

•	Charges totaling $20 million and $20 million for estimated cost growth on a lump-sum, offshore project during the second and fourth quarters of 2018, respectively.

•	A gain of $125 million from the sale of a joint venture interest in the United Kingdom during the third quarter of 2018.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have restated our financial statements as of and for the quarterly periods ended March 31, 2019 and 2018, June 30, 2019 and 2018, September 30, 2019 and 2018 and December 31, 2018 to correct misstatements, as further discussed in the note describing the restatement of annual periods.
The values as previously reported as of and for the quarterly periods ended March 31, 2019, June 30, 2019, and September 30, 2019 were derived from our Quarterly Reports on Form 10-Q filed on May 2, 2019, August 1, 2019 and October 31, 2019, respectively, and the values as previously reported as of and for the quarterly periods ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018 were derived from our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 21, 2019, in each case adjusted to reflect discontinued operations and assets and liabilities held for sale.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the impact of the restatement on our unaudited financial statements:

	For the Three Months Ended March 31, 2019
		Project - Related
(in thousands, except per share amounts)	As Previously Reported	Radford Adjustments	Infrastructure Adjustments	Energy & Chemicals Adjustments	Other Adjustments	As Restated
Revenue	$3,374,853	$(9,472)	$14,099	$(1,976)	$—	$3,377,504
Cost of revenue	3,356,379	(5,139)	—	5,224	—	3,356,464
Other (income) and expenses	—	—	—	—	—
Corporate general and administrative expense	56,383	—	—	—	—	56,383
Impairment, restructuring and other exit costs	27,368	—	—	—	—	27,368
Loss on pension settlement	—	—	—	—	—	—
Interest expense	18,629	—	—	—	—	18,629
Interest income	(12,722)	—	—	—	—	(12,722)
Total cost and expenses	3,446,037	(5,139)	—	5,224	—	3,446,122
Earnings (loss) from continuing operations before taxes	(71,184)	(4,333)	14,099	(7,200)	—	(68,618)
Income tax expense (benefit)	1,967	(997)	1,291	(1,246)	5,255	6,270
Net earnings (loss) from continuing operations	(73,151)	(3,336)	12,808	(5,954)	(5,255)	(74,888)
Net earnings from discontinued operations	29,843	—	—	—	—	29,843
Net earnings (loss)	(43,308)	(3,336)	12,808	(5,954)	(5,255)	(45,045)
Less: Net earnings (loss) attributable to NCI from continuing operations	11,788	—	8,741	—	—	20,529
Net earnings (loss) attributable to Fluor Corporation from continuing operations	(84,939)	(3,336)	4,067	(5,954)	(5,255)	(95,417)
Less: Net earnings attributable to NCI from discontinued operations	3,330	—	—	—	—	3,330
Net earnings attributable to Fluor Corporation from discontinued operations	26,513	—	—	—	—	26,513
Net earnings (loss) attributable to Fluor Corporation	$(58,426)	$(3,336)	$4,067	$(5,954)	$(5,255)	$(68,904)

Amounts attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(84,939)	$(3,336)	$4,067	$(5,954)	$(5,255)	$(95,417)
Net earnings from discontinued operations	26,513	—	—	—	—	26,513
Net earnings (loss)	$(58,426)	$(3,336)	$4,067	$(5,954)	$(5,255)	$(68,904)

Basic earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(0.61)	$(0.02)	$0.03	$(0.04)	$(0.04)	$(0.68)
Net earnings from discontinued operations	0.19	—	—	—	—	0.19
Net earnings (loss)	$(0.42)	$(0.02)	$0.03	$(0.04)	$(0.04)	$(0.49)

Diluted earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(0.61)	$(0.02)	$0.03	$(0.04)	$(0.04)	$(0.68)
Net earnings from discontinued operations	0.19	—	—	—	—	0.19
Net earnings (loss)	$(0.42)	$(0.02)	$0.03	$(0.04)	$(0.04)	$(0.49)

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2019
		Project - Related
(in thousands, except per share amounts)	As Previously Reported	Radford Adjustments	Energy & Chemicals Adjustments	As Restated
Revenue	$3,309,640	$112,872	$1,976	$3,424,488
Cost of revenue	3,951,823	(62,236)	(5,224)	3,884,363
Other (income) and expenses
Corporate general and administrative expense	48,681	—	—	48,681
Impairment, restructuring and other exit costs	26,671	—	—	26,671
Loss on pension settlement	—	—	—	—
Interest expense	18,876	—	—	18,876
Interest income	(14,009)	—	—	(14,009)
Total cost and expenses	4,032,042	(62,236)	(5,224)	3,964,582
Earnings (loss) from continuing operations before taxes	(722,402)	175,108	7,200	(540,094)
Income tax expense (benefit)	(123,755)	40,275	1,246	(82,234)
Net earnings (loss) from continuing operations	(598,647)	134,833	5,954	(457,860)
Net earnings from discontinued operations	5,161	—	—	5,161
Net earnings (loss)	(593,486)	134,833	5,954	(452,699)
Less: Net earnings (loss) attributable to NCI from continuing operations	(40,966)	—	—	(40,966)
Net earnings (loss) attributable to Fluor Corporation from continuing operations	(557,681)	134,833	5,954	(416,894)
Less: Net earnings attributable to NCI from discontinued operations	2,288	—	—	2,288
Net earnings attributable to Fluor Corporation from discontinued operations	2,873	—	—	2,873
Net earnings (loss) attributable to Fluor Corporation	$(554,808)	$134,833	$5,954	$(414,021)

Amounts attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(557,681)	$134,833	$5,954	$(416,894)
Net earnings from discontinued operations	2,873	—	—	2,873
Net earnings (loss)	$(554,808)	$134,833	$5,954	$(414,021)

Basic earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(3.98)	$0.97	$0.04	$(2.97)
Net earnings from discontinued operations	0.02	—	—	0.02
Net earnings (loss)	$(3.96)	$0.97	$0.04	$(2.95)

Diluted earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(3.98)	$0.97	$0.04	$(2.97)
Net earnings from discontinued operations	0.02	—	—	0.02
Net earnings (loss)	$(3.96)	$0.97	$0.04	$(2.95)

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2019
		Project - Related
(in thousands, except per share amounts)	As Previously Reported	Radford Adjustments	Other Adjustments	As Restated
Revenue	$3,937,707	$(27,282)	$—	$3,910,425
Cost of revenue	3,869,606	(26,366)	554	3,843,794
Other (income) and expenses
Corporate general and administrative expense	10,362	—	(15)	10,347
Impairment, restructuring and other exit costs	333,988	—	—	333,988
Loss on pension settlement	—	—	—	—
Interest expense	18,984	—	—	18,984
Interest income	(13,965)	—	—	(13,965)
Total cost and expenses	4,218,975	(26,366)	539	4,193,148
Earnings (loss) from continuing operations before taxes	(281,268)	(916)	(539)	(282,723)
Income tax expense (benefit)	490,077	(211)	(130)	489,736
Net earnings (loss) from continuing operations	(771,345)	(705)	(409)	(772,459)
Net earnings from discontinued operations	41,806	—	—	41,806
Net earnings (loss)	(729,539)	(705)	(409)	(730,653)
Less: Net earnings (loss) attributable to NCI from continuing operations	10,260	—	—	10,260
Net earnings (loss) attributable to Fluor Corporation from continuing operations	(781,605)	(705)	(409)	(782,719)
Less: Net earnings attributable to NCI from discontinued operations	2,185	—	—	2,185
Net earnings attributable to Fluor Corporation from discontinued operations	39,621	—	—	39,621
Net earnings (loss) attributable to Fluor Corporation	$(741,984)	$(705)	$(409)	$(743,098)

Amounts attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(781,605)	$(705)	$(409)	$(782,719)
Net earnings from discontinued operations	39,621	—	—	39,621
Net earnings (loss)	$(741,984)	$(705)	$(409)	$(743,098)

Basic earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(5.57)	$(0.01)	$—	$(5.58)
Net earnings from discontinued operations	0.28	—	—	0.28
Net earnings (loss)	$(5.29)	$(0.01)	$—	$(5.30)

Diluted earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(5.57)	$(0.01)	$—	$(5.58)
Net earnings from discontinued operations	0.28	—	—	0.28
Net earnings (loss)	$(5.29)	$(0.01)	$—	$(5.30)

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31, 2018
		Project - Related
(in thousands, except per share amounts)	As Previously Reported	Radford Adjustments	As Restated
Revenue	$3,455,599	$(10,107)	$3,445,492
Cost of revenue	3,482,164	1,185	3,483,349
Other (income) and expenses
Corporate general and administrative expense	59,041	—	59,041
Impairment, restructuring and other exit costs	—	—	—
Loss on pension settlement	—	—	—
Interest expense	17,111	—	17,111
Interest income	(7,347)	—	(7,347)
Total cost and expenses	3,550,969	1,185	3,552,154
Earnings (loss) from continuing operations before taxes	(95,370)	(11,292)	(106,662)
Income tax expense (benefit)	(16,325)	(2,597)	(18,922)
Net earnings (loss) from continuing operations	(79,045)	(8,695)	(87,740)
Net earnings from discontinued operations	66,984	—	66,984
Net earnings (loss)	(12,061)	(8,695)	(20,756)
Less: Net earnings (loss) attributable to NCI from continuing operations	3,167	—	3,167
Net earnings (loss) attributable to Fluor Corporation from continuing operations	(82,212)	(8,695)	(90,907)
Less: Net earnings attributable to NCI from discontinued operations	2,362	—	2,362
Net earnings attributable to Fluor Corporation from discontinued operations	64,622	—	64,622
Net earnings (loss) attributable to Fluor Corporation	$(17,590)	$(8,695)	$(26,285)

Amounts attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(82,212)	$(8,695)	$(90,907)
Net earnings from discontinued operations	64,622	—	64,622
Net earnings (loss)	$(17,590)	$(8,695)	$(26,285)

Basic earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(0.59)	$(0.06)	$(0.65)
Net earnings from discontinued operations	0.46	—	0.46
Net earnings (loss)	$(0.13)	$(0.06)	$(0.19)

Diluted earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(0.59)	$(0.06)	$(0.65)
Net earnings from discontinued operations	0.46	—	0.46
Net earnings (loss)	$(0.13)	$(0.06)	$(0.19)

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2018
		Project - Related
(in thousands, except per share amounts)	As Previously Reported	Radford Adjustments	Infrastructure Adjustments	Energy & Chemicals Adjustments	Other Adjustments	As Restated
Revenue	$3,970,471	$(9,447)	$(11,328)	$(2,136)	$(8,282)	$3,939,278
Cost of revenue	3,822,639	252	—	18,492	1,918	3,843,301
Other (income) and expenses
Corporate general and administrative expense	12,734	—	—	—	—	12,734
Impairment, restructuring and other exit costs	—	—	—	—	—	—
Loss on pension settlement	1,893	—	—	—	—	1,893
Interest expense	16,783	—	—	—	—	16,783
Interest income	(7,925)	—	—	—	—	(7,925)
Total cost and expenses	3,846,124	252	—	18,492	1,918	3,866,786
Earnings (loss) from continuing operations before taxes	124,347	(9,699)	(11,328)	(20,628)	(10,200)	72,492
Income tax expense (benefit)	26,876	(2,231)	(1,249)	(3,569)	(2,297)	17,530
Net earnings (loss) from continuing operations	97,471	(7,468)	(10,079)	(17,059)	(7,903)	54,962
Net earnings from discontinued operations	33,692	—	—	—	—	33,692
Net earnings (loss)	131,163	(7,468)	(10,079)	(17,059)	(7,903)	88,654
Less: Net earnings (loss) attributable to NCI from continuing operations	14,163	—	(5,098)	—	—	9,065
Net earnings (loss) attributable to Fluor Corporation from continuing operations	83,308	(7,468)	(4,981)	(17,059)	(7,903)	45,897
Less: Net earnings attributable to NCI from discontinued operations	2,169	—	—	—	—	2,169
Net earnings attributable to Fluor Corporation from discontinued operations	31,523	—	—	—	—	31,523
Net earnings (loss) attributable to Fluor Corporation	$114,831	$(7,468)	$(4,981)	$(17,059)	$(7,903)	$77,420

Amounts attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$83,308	$(7,468)	$(4,981)	$(17,059)	$(7,903)	$45,897
Net earnings from discontinued operations	31,523	—	—	—	—	31,523
Net earnings (loss)	$114,831	$(7,468)	$(4,981)	$(17,059)	$(7,903)	$77,420

Basic earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$0.60	$(0.05)	$(0.04)	$(0.13)	$(0.05)	$0.33
Net earnings from discontinued operations	0.22	—	—	—	—	0.22
Net earnings (loss)	$0.82	$(0.05)	$(0.04)	$(0.13)	$(0.05)	$0.55

Diluted earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$0.59	$(0.05)	$(0.04)	$(0.12)	$(0.05)	$0.33
Net earnings from discontinued operations	0.22	—	—	—	—	0.22
Net earnings (loss)	$0.81	$(0.05)	$(0.04)	$(0.12)	$(0.05)	$0.55

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2018
		Project - Related
(in thousands, except per share amounts)	As Previously Reported	Radford Adjustments	Infrastructure Adjustments	Energy & Chemicals Adjustments	As Restated
Revenue	$3,842,235	$(11,822)	$11,328	$(522)	$3,841,219
Cost of revenue	3,654,952	(368)	—	(1,229)	3,653,355
Other (income) and expenses
Corporate general and administrative expense	42,418	—	—	—	42,418
Impairment, restructuring and other exit costs	—	—	—	—	—
Loss on pension settlement	18,641	—	—	—	18,641
Interest expense	24,238	—	—	—	24,238
Interest income	(9,504)	—	—	—	(9,504)
Total cost and expenses	3,730,745	(368)	—	(1,229)	3,729,148
Earnings (loss) from continuing operations before taxes	111,490	(11,454)	11,328	707	112,071
Income tax expense (benefit)	28,710	(2,634)	1,249	123	27,448
Net earnings (loss) from continuing operations	82,780	(8,820)	10,079	584	84,623
Net earnings from discontinued operations	13,245	—	—	—	13,245
Net earnings (loss)	96,025	(8,820)	10,079	584	97,868
Less: Net earnings (loss) attributable to NCI from continuing operations	14,199	—	5,098	—	19,297
Net earnings (loss) attributable to Fluor Corporation from continuing operations	68,581	(8,820)	4,981	584	65,326
Less: Net earnings attributable to NCI from discontinued operations	4,481	—	—	—	4,481
Net earnings attributable to Fluor Corporation from discontinued operations	8,764	—	—	—	8,764
Net earnings (loss) attributable to Fluor Corporation	$77,345	$(8,820)	$4,981	$584	$74,090

Amounts attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$68,581	$(8,820)	$4,981	$584	$65,326
Net earnings from discontinued operations	8,764	—	—	—	8,764
Net earnings (loss)	$77,345	$(8,820)	$4,981	$584	$74,090

Basic earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$0.48	$(0.06)	$0.04	$—	$0.46
Net earnings from discontinued operations	0.07	—	—	—	0.07
Net earnings (loss)	$0.55	$(0.06)	$0.04	$—	$0.53

Diluted earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$0.49	$(0.07)	$0.04	$—	$0.46
Net earnings from discontinued operations	0.06	—	—	—	0.06
Net earnings (loss)	$0.55	$(0.07)	$0.04	$—	$0.52

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended December 31, 2018
		Project - Related
(in thousands, except per share amounts)	As Previously Reported	Radford Adjustments	Infrastructure Adjustments	Energy & Chemicals Adjustments	Other Adjustments	As Restated
Revenue	$3,966,611	$(16,009)	$(14,099)	$2,658	$7,305	$3,946,466
Cost of revenue	3,836,204	7,166	—	(17,263)	(2,879)	3,823,228
Other (income) and expenses
Corporate general and administrative expense	4,241	—	—	—	(4)	4,237
Impairment, restructuring and other exit costs	—	—	—	—	—	—
Loss on pension settlement	1,366	—	—	—	—	1,366
Interest expense	19,013	—	—	—	—	19,013
Interest income	(11,476)	—	—	—	—	(11,476)
Total cost and expenses	3,849,348	7,166	—	(17,263)	(2,883)	3,836,368
Earnings (loss) from continuing operations before taxes	117,263	(23,175)	(14,099)	19,921	10,188	110,098
Income tax expense (benefit)	102,616	(5,330)	(1,291)	3,446	6,753	106,194
Net earnings (loss) from continuing operations	14,647	(17,845)	(12,808)	16,475	3,435	3,904
Net earnings from discontinued operations	63,184	—	—	—	—	63,184
Net earnings (loss)	77,831	(17,845)	(12,808)	16,475	3,435	67,088
Less: Net earnings (loss) attributable to NCI from continuing operations	23,768	—	(8,741)	—	—	15,027
Net earnings (loss) attributable to Fluor Corporation from continuing operations	(9,121)	(17,845)	(4,067)	16,475	3,435	(11,123)
Less: Net earnings attributable to NCI from discontinued operations	3,817	—	—	—	—	3,817
Net earnings attributable to Fluor Corporation from discontinued operations	59,367	—	—	—	—	59,367
Net earnings (loss) attributable to Fluor Corporation	$50,246	$(17,845)	$(4,067)	$16,475	$3,435	$48,244

Amounts attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(9,121)	$(17,845)	$(4,067)	$16,475	$3,435	$(11,123)
Net earnings from discontinued operations	59,367	—	—	—	—	59,367
Net earnings (loss)	$50,246	$(17,845)	$(4,067)	$16,475	$3,435	$48,244

Basic earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(0.06)	$(0.13)	$(0.03)	$0.12	$0.02	$(0.08)
Net earnings from discontinued operations	0.42	—	—	—	—	0.42
Net earnings (loss)	$0.36	$(0.13)	$(0.03)	$0.12	$0.02	$0.34

Diluted earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(0.06)	$(0.13)	$(0.03)	$0.12	$0.02	$(0.08)
Net earnings from discontinued operations	0.42	—	—	—	—	0.42
Net earnings (loss)	$0.36	$(0.13)	$(0.03)	$0.12	$0.02	$0.34

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of March 31, 2019
		Project - Related
(in thousands, except share and per share amounts)	As Previously Reported	Radford Adjustments	Energy & Chemicals Adjustments	Other Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$1,805,777	$—	$—	$—	$1,805,777
Marketable securities	98,733	—	—	—	98,733
Accounts and notes receivable, net	1,176,709	—	—	1,397	1,178,106
Contract assets	1,137,953	(66,396)	—	10,640	1,082,197
Other current assets	291,303	—	—	—	291,303
Current assets held for sale	732,134	—	—	—	732,134
Total current assets	5,242,609	(66,396)	—	12,037	5,188,250
Noncurrent assets
Property, plant and equipment, net	717,738	—	—	—	717,738
Goodwill	464,684	—	—	3,233	467,917
Investments	903,108	—	—	—	903,108
Deferred taxes	363,873	42,596	1,230	(12,225)	395,474
Deferred compensation trusts	354,961	—	—	—	354,961
Other assets	603,740	—	—	—	603,740
Noncurrent assets held for sale	391,002	—	—	—	391,002
Total other assets	3,799,106	42,596	1,230	(8,992)	3,833,940
TOTAL ASSETS	$9,041,715	$(23,800)	$1,230	$3,045	$9,022,190

LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$1,317,785	$—	$—	$—	$1,317,785
Short-term borrowings	35,155	—	—	—	35,155
Contract liabilities	819,043	111,713	7,112	(3,020)	934,848
Accrued salaries, wages and benefits	590,081	—	—	9,575	599,656
Other accrued liabilities	402,445	—	—	(5,694)	396,751
Current liabilities held for sale	363,382	—	—	—	363,382
Total current liabilities	3,527,891	111,713	7,112	861	3,647,577

Long-term debt	1,650,927	—	—	—	1,650,927
Deferred taxes	—	—	—	—	—
Other noncurrent liabilities	719,588	—	—	—	719,588
Noncurrent liabilities related to assets held for sale	27,382	—	—	—	27,382

Contingencies and commitments

Equity
Shareholders' equity
Preferred stock	—	—	—	—	—
Common stock	1,399	—	—	—	1,399
Additional paid-in capital	94,456	—	—	—	94,456
Accumulated OCI	(497,892)	—	72	(801)	(498,621)
Retained earnings	3,354,352	(135,513)	(5,954)	2,985	3,215,870
Total shareholders' equity	2,952,315	(135,513)	(5,882)	2,184	2,813,104
NCI	163,612				163,612
Total equity	3,115,927	(135,513)	(5,882)	2,184	2,976,716
Total liabilities and equity	$9,041,715	$(23,800)	$1,230	$3,045	$9,022,190

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of June 30, 2019
		Project - Related
(in thousands, except share and per share amounts)	As Previously Reported	Radford Adjustments	Other Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$1,857,285	$—	$—	$1,857,285
Marketable securities	73,098	—	—	73,098
Accounts and notes receivable, net	1,245,165	—	1,397	1,246,562
Contract assets	820,323	(1)	10,396	830,718
Other current assets	364,904	—	—	364,904
Current assets held for sale	796,777	—	—	796,777
Total current assets	5,157,552	(1)	11,793	5,169,344
Noncurrent assets
Property, plant and equipment, net	677,011	—	—	677,011
Goodwill	464,034	—	3,233	467,267
Investments	850,317	—	—	850,317
Deferred taxes	513,306	2,321	(12,168)	503,459
Deferred compensation trusts	356,727	—	—	356,727
Other assets	604,897	—	—	604,897
Noncurrent assets held for sale	350,030	—	—	350,030
Total other assets	3,816,322	2,321	(8,935)	3,809,708
TOTAL ASSETS	$8,973,874	$2,320	$2,858	$8,979,052

LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$1,317,013	$—	$—	$1,317,013
Short-term borrowings	40,810	—	—	40,810
Contract liabilities	1,363,414	3,000	(2,951)	1,363,463
Accrued salaries, wages and benefits	540,852	—	9,575	550,427
Other accrued liabilities	410,469	—	(5,694)	404,775
Current liabilities held for sale	385,136	—	—	385,136
Total current liabilities	4,057,694	3,000	930	4,061,624

Long-term debt	1,657,246	—	—	1,657,246
Deferred taxes	—	—	—	—
Other noncurrent liabilities	733,433	—	—	733,433
Noncurrent liabilities related to assets held for sale	28,011	—	—	28,011

Contingencies and commitments

Equity
Shareholders' equity
Preferred stock	—	—		—
Common stock	1,399	—		1,399
Additional paid-in capital	113,043	—		113,043
Accumulated OCI	(510,009)	—	(1,057)	(511,066)
Retained earnings	2,769,805	(680)	2,985	2,772,110
Total shareholders' equity	2,374,238	(680)	1,928	2,375,486
NCIs	123,252	—	—	123,252
Total equity	2,497,490	(680)	1,928	2,498,738
Total liabilities and equity	$8,973,874	$2,320	$2,858	$8,979,052

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of September 30, 2019
		Project - Related
(in thousands, except share and per share amounts)	As Previously Reported	Radford Adjustments	Other Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$1,805,104	$—	$—	$1,805,104
Marketable securities	47,873	—	—	47,873
Accounts and notes receivable, net	1,045,749	—	1,397	1,047,146
Contract assets	930,554	(1)	10,082	940,635
Other current assets	345,653	—	—	345,653
Current assets held for sale	1,147,955	—	—	1,147,955
Total current assets	5,322,888	(1)	11,479	5,334,366
Noncurrent assets
Property, plant and equipment, net	571,214	—	—	571,214
Goodwill	439,576	—	3,233	442,809
Investments	626,043	—	—	626,043
Deferred taxes	70,538	2,532	(11,967)	61,103
Deferred compensation trusts	359,304	—	—	359,304
Other assets	494,144	—	—	494,144
Noncurrent assets held for sale	—	—	—	—
Total other assets	2,560,819	2,532	(8,734)	2,554,617
TOTAL ASSETS	$7,883,707	$2,531	$2,745	$7,888,983

LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$1,298,054	$—	$—	$1,298,054
Short-term borrowings	45,240	—	—	45,240
Contract liabilities	1,095,889	3,916	(2,862)	1,096,943
Accrued salaries, wages and benefits	579,592	—	9,575	589,167
Other accrued liabilities	419,351	—	(5,155)	414,196
Current liabilities held for sale	412,243	—	—	412,243
Total current liabilities	3,850,369	3,916	1,558	3,855,843

Long-term debt	1,636,905	—	—	1,636,905
Deferred taxes	—	—	—	—
Other noncurrent liabilities	712,500	—	—	712,500
Noncurrent liabilities related to assets held for sale	—	—	—	—

Contingencies and commitments

Equity
Shareholders' equity
Preferred stock	—	—	—	—
Common stock	1,399	—	—	1,399
Additional paid-in capital	111,857	—	—	111,857
Accumulated OCI	(551,903)	—	(1,388)	(553,291)
Retained earnings	1,998,144	(1,385)	2,575	1,999,334
Total shareholders' equity	1,559,497	(1,385)	1,187	1,559,299
NCIs	124,436	—	—	124,436
Total equity	1,683,933	(1,385)	1,187	1,683,735
Total liabilities and equity	$7,883,707	$2,531	$2,745	$7,888,983

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of March 31, 2018
		Project - Related
(in thousands, except share and per share amounts)	As Previously Reported	Radford Adjustments	Other Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$1,685,954	$—	$—	$1,685,954
Marketable securities	142,503	—	—	142,503
Accounts and notes receivable, net	1,256,586	—	1,550	1,258,136
Contract assets	902,634	—	11,493	914,127
Other current assets	499,137	—	—	499,137
Current assets held for sale	1,207,948	—	—	1,207,948
Total current assets	5,694,762	—	13,043	5,707,805
Noncurrent assets
Property, plant and equipment, net	776,467	—	—	776,467
Goodwill	510,932	—	3,587	514,519
Investments	876,401	—	(2,041)	874,360
Deferred taxes	435,675	31,404	(2,715)	464,364
Deferred compensation trusts	345,799	—	—	345,799
Other assets	367,515	—	—	367,515
Noncurrent assets held for sale	417,675	—	—	417,675
Total other assets	3,730,464	31,404	(1,169)	3,760,699
TOTAL ASSETS	$9,425,226	$31,404	$11,874	$9,468,504

LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$1,189,964	$—	$—	$1,189,964
Short-term borrowings	28,808	—	—	28,808
Contract liabilities	1,152,626	129,446	(5,993)	1,276,079
Accrued salaries, wages and benefits	652,201	—	10,491	662,692
Other accrued liabilities	389,141	—	(5,033)	384,108
Current liabilities held for sale	665,567	—	—	665,567
Total current liabilities	4,078,307	129,446	(535)	4,207,218

Long-term debt	1,607,653	—	—	1,607,653
Deferred taxes	—	—	—	—
Other noncurrent liabilities	594,429	—	—	594,429
Noncurrent liabilities related to assets held for sale	15,531	—	—	15,531

Contingencies and commitments

Equity
Shareholders' equity
Preferred stock	—	—	—	—
Common stock	1,406	—	—	1,406
Additional paid-in capital	99,028	—	—	99,028
Accumulated OCI	(372,961)	—	(300)	(373,261)
Retained earnings	3,268,837	(98,042)	12,709	3,183,504
Total shareholders' equity	2,996,310	(98,042)	12,409	2,910,677
NCIs	132,996	—	—	132,996
Total equity	3,129,306	(98,042)	12,409	3,043,673
Total liabilities and equity	$9,425,226	$31,404	$11,874	$9,468,504

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of June 30, 2018
		Project - Related
(in thousands, except share and per share amounts)	As Previously Reported	Radford Adjustments	Infrastructure Adjustments	Energy & Chemicals Adjustments	Other Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$1,681,960	$—	$—	$—	$—	$1,681,960
Marketable securities	101,124	—	—	—	—	101,124
Accounts and notes receivable, net	1,233,034	—	—	—	1,550	1,234,584
Contract assets	898,248	(9,683)	—	—	10,805	899,370
Other current assets	458,427	—	—	—	—	458,427
Current assets held for sale	1,083,043	—	—	—	—	1,083,043
Total current assets	5,455,836	(9,683)	—	—	12,355	5,458,508
Noncurrent assets
Property, plant and equipment, net	753,885	—	—	—	—	753,885
Goodwill	487,942	—	—	—	3,587	491,529
Investments	873,293	—	—	—	(9,541)	863,752
Deferred taxes	426,669	33,635	1,249	3,533	(254)	464,832
Deferred compensation trusts	349,651	—	—	—	—	349,651
Other assets	366,373	—	—	—	—	366,373
Noncurrent assets held for sale	405,567	—	—	—	—	405,567
Total other assets	3,663,380	33,635	1,249	3,533	(6,208)	3,695,589
TOTAL ASSETS	$9,119,216	$23,952	$1,249	$3,533	$6,147	$9,154,097

LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$1,388,113	$—	$—	$—	$—	$1,388,113
Short-term borrowings	80,561	—	—	—	—	80,561
Contract liabilities	902,856	129,463	11,328	20,419	(3,067)	1,060,999
Accrued salaries, wages and benefits	553,449	—	—	—	10,491	563,940
Other accrued liabilities	385,583	—	—	—	(5,033)	380,550
Current liabilities held for sale	441,085	—	—	—	—	441,085
Total current liabilities	3,751,647	129,463	11,328	20,419	2,391	3,915,248

Long-term debt	1,575,370	—	—	—	—	1,575,370
Deferred taxes	—	—	—	—	—	—
Other noncurrent liabilities	590,645	—	—	—	—	590,645
Noncurrent liabilities related to assets held for sale	16,714	—	—	—	—	16,714

Contingencies and commitments

Equity
Shareholders' equity
Preferred stock	—	—	—	—	—	—
Common stock	1,406	—	—	—	—	1,406
Additional paid-in capital	111,368	—	—	—	—	111,368
Accumulated OCI	(422,595)	—	—	173	(1,050)	(423,472)
Retained earnings	3,353,175	(105,511)	(4,981)	(17,059)	4,806	3,230,430
Total shareholders' equity	3,043,354	(105,511)	(4,981)	(16,886)	3,756	2,919,732
NCIs	141,486	—	(5,098)	—	—	136,388
Total equity	3,184,840	(105,511)	(10,079)	(16,886)	3,756	3,056,120
Total liabilities and equity	$9,119,216	$23,952	$1,249	$3,533	$6,147	$9,154,097

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of September 30, 2018
		Project - Related
(in thousands, except share and per share amounts)	As Previously Reported	Radford Adjustments	Energy & Chemicals Adjustments	Other Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$1,679,796	$—	$—	$—	$1,679,796
Marketable securities	243,048	—	—	—	243,048
Accounts and notes receivable, net	1,403,503	—	—	1,550	1,405,053
Contract assets	938,963	(33,832)	—	10,680	915,811
Other current assets	403,751	—	—	—	403,751
Current assets held for sale	915,100	—	—	—	915,100
Total current assets	5,584,161	(33,832)	—	12,230	5,562,559
Noncurrent assets
Property, plant and equipment, net	748,494	—	—	—	748,494
Goodwill	482,928	—	—	3,587	486,515
Investments	827,943	—	—	(9,541)	818,402
Deferred taxes	425,312	36,269	3,462	(225)	464,818
Deferred compensation trusts	361,740	—	—	—	361,740
Other assets	331,591	—	—	—	331,591
Noncurrent assets held for sale	385,807	—	—	—	385,807
Total other assets	3,563,815	36,269	3,462	(6,179)	3,597,367
TOTAL ASSETS	$9,147,976	$2,437	$3,462	$6,051	$9,159,926

LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	$1,365,169	$—	$—	$—	$1,365,169
Short-term borrowings	56,945	—	—	—	56,945
Contract liabilities	839,928	116,768	20,013	(3,032)	973,677
Accrued salaries, wages and benefits	604,535	—	—	10,491	615,026
Other accrued liabilities	391,540	—	—	(5,033)	386,507
Current liabilities held for sale	403,986	—	—	—	403,986
Total current liabilities	3,662,103	116,768	20,013	2,426	3,801,310

Long-term debt	1,667,359	—	—	—	1,667,359
Deferred taxes	—	—	—	—	—
Other noncurrent liabilities	600,074	—	—	—	600,074
Noncurrent liabilities related to assets held for sale	18,512	—	—	—	18,512

Contingencies and commitments

Equity
Shareholders' equity
Preferred stock	—	—	—	—	—
Common stock	1,407	—	—	—	1,407
Additional paid-in capital	122,267	—	—	—	122,267
Accumulated OCI	(482,178)	—	(76)	(1,181)	(483,435)
Retained earnings	3,401,528	(114,331)	(16,475)	4,806	3,275,528
Total shareholders' equity	3,043,024	(114,331)	(16,551)	3,625	2,915,767
NCIs	156,904	—	—	—	156,904
Total equity	3,199,928	(114,331)	(16,551)	3,625	3,072,671
Total liabilities and equity	$9,147,976	$2,437	$3,462	$6,051	$9,159,926

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31, 2019
		Project - Related
(in thousands)	As Previously Reported	Radford Adjustments	Infrastructure Adjustments	Energy & Chemicals Adjustments	Other Adjustments	As Restated
OPERATING CASH FLOW
Net earnings (loss)	$(43,308)	$(3,336)	$12,808	$(5,954)	$(5,255)	$(45,045)
Adjustments to reconcile net earnings (loss) to operating cash flow:
Depreciation	45,264	—	—	—	—	45,264
Amortization of intangibles	4,567	—	—	—	—	4,567
(Earnings) loss from equity method investments, net of distributions	2,115	—	—	—	—	2,115
(Gain) loss on sales of property, plant and equipment	(1,858)	—	—	—	—	(1,858)
Amortization of stock-based awards	13,242	—	—	—	—	13,242
Deferred compensation trust	(26,145)	—	—	—	—	(26,145)
Deferred compensation obligation	28,584	—	—	—	—	28,584
Deferred taxes	(25,549)	(997)	1,291	(1,230)	5,311	(21,174)
Net retirement plan accrual (contributions)	(3,577)	—	—	—	—	(3,577)
Changes in assets and liabilities	(13,928)	4,333	(14,099)	7,184	(56)	(16,566)
Other	3,117	—	—	—	—	3,117
Operating cash flow	$(17,476)	$—	$—	$—	$—	$(17,476)

	For the Six Months Ended June 30, 2019
		Project - Related
(in thousands)	As Previously Reported	Radford Adjustments	Infrastructure Adjustments	Other Adjustments	As Restated
OPERATING CASH FLOW
Net earnings (loss)	$(636,794)	$131,497	$12,808	$(5,255)	$(497,744)
Adjustments to reconcile net earnings (loss) to operating cash flow:
Depreciation	87,871	—	—	—	87,871
Amortization of intangibles	9,043	—	—	—	9,043
(Earnings) loss from equity method investments, net of distributions	7,891	—	—	—	7,891
(Gain) loss on sales of property, plant and equipment	(3,552)	—	—	—	(3,552)
Loss on impairment	39,115	—	—	—	39,115
Amortization of stock-based awards	29,803	—	—	—	29,803
Deferred compensation trust	(34,412)	—	—	—	(34,412)
Deferred compensation obligation	36,593	—	—	—	36,593
Deferred taxes	(173,488)	39,278	1,291	5,255	(127,664)
Net retirement plan accrual (contributions)	(1,827)	—	—	—	(1,827)
Changes in assets and liabilities	726,415	(170,775)	(14,099)	—	541,541
Other	4,777	—	—	—	4,777
Operating cash flow	$91,435	$—	$—	$—	$91,435

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2019
		Project - Related
(in thousands)	As Previously Reported	Radford Adjustments	Infrastructure Adjustments	Other Adjustments	As Restated
OPERATING CASH FLOW
Net earnings (loss)	$(1,366,333)	$130,792	$12,808	$(5,664)	$(1,228,397)
Adjustments to reconcile net earnings (loss) to operating cash flow:
Depreciation	129,014	—	—	—	129,014
Amortization of intangibles	13,032	—	—	—	13,032
(Earnings) loss from equity method investments, net of distributions	6,510	—	—	—	6,510
(Gain) loss on sales of property, plant and equipment	5,690	—	—	—	5,690
Loss on impairment	347,411	—	—	—	347,411
Amortization of stock-based awards	27,513	—	—	—	27,513
Deferred compensation trust	(36,989)	—	—	—	(36,989)
Deferred compensation obligation	34,827	—	—	—	34,827
Deferred taxes	270,996	39,068	1,291	5,052	316,407
Net retirement plan accrual (contributions)	(1,821)	—	—	—	(1,821)
Changes in assets and liabilities	627,009	(169,860)	(14,099)	612	443,662
Other	10,039	—	—	—	10,039
Operating cash flow	$66,898	$—	$—	$—	$66,898

	For the Three Months Ended March 31, 2018
		Project - Related
(in thousands)	As Previously Reported	Radford Adjustments	As Restated
OPERATING CASH FLOW
Net earnings (loss)	$(12,061)	$(8,695)	$(20,756)
Adjustments to reconcile net earnings (loss) to operating cash flow:
Depreciation	51,907	—	51,907
Amortization of intangibles	4,747	—	4,747
(Earnings) loss from equity method investments, net of distributions	1,854	—	1,854
(Gain) loss on sales of property, plant and equipment	(2,153)	—	(2,153)
Amortization of stock-based awards	13,917	—	13,917
Deferred compensation trust	1,025	—	1,025
Deferred compensation obligation	930	—	930
Deferred taxes	(37,920)	(2,597)	(40,517)
Net retirement plan accrual (contributions)	(5,235)	—	(5,235)
Changes in assets and liabilities	(151,051)	11,292	(139,759)
Other	(1,962)		(1,962)
Operating cash flow	$(136,002)	$—	$(136,002)

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2018
		Project - Related
(in thousands)	As Previously Reported	Radford Adjustments	Infrastructure Adjustments	Energy & Chemicals Adjustments	Other Adjustments	As Restated
OPERATING CASH FLOW
Net earnings (loss)	$119,103	$(16,163)	$(10,079)	$(17,059)	$(7,903)	$67,899
Adjustments to reconcile net earnings (loss) to operating cash flow:
Depreciation	102,503	—	—	—	—	102,503
Amortization of intangibles	9,403	—	—	—	—	9,403
(Earnings) loss from equity method investments, net of distributions	1,919	—	—	—	—	1,919
(Gain) loss on sales of property, plant and equipment	(7,347)	—	—	—	—	(7,347)
Loss on impairment	—	—	—	—	—	—
Amortization of stock-based awards	23,990	—	—	—	—	23,990
Deferred compensation trust	(2,826)	—	—	—	—	(2,826)
Deferred compensation obligation	3,145	—	—	—	—	3,145
Deferred taxes	15,619	(4,828)	(1,249)	(3,533)	(2,461)	3,548
Net retirement plan accrual (contributions)	(3,056)	—	—	—	—	(3,056)
Changes in assets and liabilities	(394,362)	20,991	11,328	20,592	10,364	(331,087)
Other	(691)	—	—	—	—	(691)
Operating cash flow	$(132,600)	$—	$—	$—	$—	$(132,600)

	For the Nine Months Ended September 30, 2018
		Project - Related
(in thousands)	As Previously Reported	Radford Adjustments	Energy & Chemicals Adjustments	Other Adjustments	As Restated
OPERATING CASH FLOW
Net earnings (loss)	$215,128	$(24,983)	$(16,475)	$(7,903)	$165,767
Adjustments to reconcile net earnings (loss) to operating cash flow:
Depreciation	150,592	—	—	—	150,592
Amortization of intangibles	14,327	—	—	—	14,327
(Earnings) loss from equity method investments, net of distributions	506	—	—	—	506
Gain on sale of joint venture interest	(124,942)	—	—	—	(124,942)
(Gain) loss on sales of property, plant and equipment	(15,595)	—	—	—	(15,595)
Amortization of stock-based awards	34,735	—	—	—	34,735
Deferred compensation trust	(14,915)	—	—	—	(14,915)
Deferred compensation obligation	19,320	—	—	—	19,320
Deferred taxes	30,969	(7,461)	(3,462)	(2,490)	17,556
Net retirement plan accrual (contributions)	(16,552)	—	—	—	(16,552)
Changes in assets and liabilities	(305,467)	32,444	19,937	10,393	(242,693)
Other	609	—	—	—	609
Operating cash flow	$(11,285)	$—	$—	$—	$(11,285)

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27.	Subsequent Events
Certain of our businesses have been adversely affected by the economic impacts of the outbreak of the novel strain of coronavirus ("COVID-19") and the steep decline in commodity prices that occurred in the early part of 2020. Both of these events have created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business operations. We have experienced, and may continue to experience, reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial conditions or financial distress, as well as governmental budget constraints. These impacts are expected to continue or worsen if stay-at-home, social distancing, travel restrictions and other similar orders or restrictions remain in place for an extended period of time or are re-imposed after being lifted or eased. Because of these events, we performed interim impairment testing of our goodwill, intangible assets and investments. We also evaluated the impact of these events on our reserves for credit risk and the fair value of our assets held for sale. While significant uncertainty exists concerning the magnitude of the impact and duration of these events, we expect to recognize losses ranging from $450 million to $475 million during the first quarter of 2020, for such matters.