Form 10-K/A
period 2019-12-31
FLUOR CORP
filed 2020-10-14
CIK 1124198

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 28, 2019, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4.7 billion based on the closing sale price as reported on the New York Stock Exchange.

As of August 31, 2020, 140,565,020 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2019, originally filed on September 25, 2020 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we did not file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2019. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filings of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occured at a date subsequent to the filing of the Original Filing.

Except as the context otherwise requires, the terms "Fluor" or the "Registrant" as used herein are references to Fluor Corporation and its predecessors and references to the "company," "we," "us," or "our" as used herein shall include Fluor Corporation, its consolidated subsidiaries and joint ventures.

Forward-Looking Information

From time to time, Fluor® Corporation makes certain comments and disclosures in reports and statements, including in this Amendment, or statements are made by its officers or directors, that, while based on reasonable assumptions, may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a "safe harbor" may be provided to us for certain of these forward-looking statements. We wish to caution readers that forward-looking statements, including disclosures which use words such as the company "will, "may," "could," "should" "believes," "anticipates," "plans," "expects," "intends," "estimates," "projects," "potential," "continue" and similar statements are subject to various risks and uncertainties which could cause actual results of operations to differ materially from expectations.

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

These factors include those referenced or described in the Original Filing (including in "Item 1A. — Risk Factors"). We cannot control all risks and uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

FLUOR CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year Ended December 31, 2019

1

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The information required by Paragraph (b) of Item 401 of Regulation S-K, as well as the information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers, is set forth in Part I, Item 1 of the Original Filing under the heading "Information about our Executive Officers."

Directors

Background and Qualifications

The terms of each of our current directors will expire at the 2020 annual meeting of stockholders. Each of Alan M. Bennett, Rosemary T. Berkery, Alan L. Boeckmann, David E. Constable, H. Paulett Eberhart, Peter J. Fluor, James T. Hackett, Carlos M. Hernandez, Thomas C. Leppert, Teri P. McClure, Armando J. Olivera and Matthew K. Rose has been nominated for election at the 2020 annual meeting to serve a one-year term expiring at the annual meeting in 2021 and until his or her respective successor is elected and qualified. Mr. Peter K. Barker and Ms. Deborah D. McWhinney will be retiring from the Board of Directors (the “Board”) effective upon the expiration of their terms at the 2020 annual meeting. Accordingly, the Board has set the number of directors at twelve, effective as of the 2020 annual meeting.

The table below shows the name and age of each current director and director nominee for our 2020 annual meeting, as well as current chairs and memberships of each committee, and the independence status of each director and director nominee.

Director	Age	Independent	Audit Committee	Commercial Strategies and Operational Risk Committee	Executive Committee	Governance Committee	Organization and Compensation Committee
Peter K. Barker	71	✓	●				●
Alan M. Bennett	70	✓	C		●		●
Rosemary T. Berkery	67	✓	●		●	C
Alan L. Boeckmann	72				C
David E. Constable	58	✓		C	●	●
H. Paulett Eberhart	67
Peter J. Fluor*	73	✓			●
James T. Hackett	66	✓		●	●		C
Carlos M. Hernandez	66				●
Thomas C. Leppert	66	✓		●		●
Teri P. McClure	56	✓	●			●
Deborah D. McWhinney	65	✓	●			●
Armando J. Olivera	71	✓		●			●
Matthew K. Rose	61	✓	●				●

* Lead Independent Director C Chair   ●  Member

Peter K. Barker. Mr. Barker has been a member of the Board since 2007. Mr. Barker will retire from the Board upon the expiration of his term at the 2020 annual meeting of stockholders. He was California Chairman of JPMorgan Chase & Co., a global financial services firm, from September 2009 until his retirement in January 2013; and Partner at Goldman Sachs & Co., a global investment banking firm, until his retirement in May 2002. He joined Goldman Sachs & Co. in November 1971. Mr. Barker also serves as a director of Avery Dennison Corporation and Franklin Resources, Inc.

Mr. Barker’s vast experience in international financial and banking matters at JPMorgan Chase and Goldman Sachs makes him a valued member of our Board and Audit Committee. His more than 40 years of experience allow him to share insights with the Board on matters such as capital structure, mergers, acquisitions, financings and strategic planning as well as with regard to general business trends and accounting and financial matters.

Alan M. Bennett. Mr. Bennett has been a member of the Board since 2011. He was President and Chief Executive Officer of H&R Block, Inc., a publicly traded entity providing tax, banking and business and consulting services, from 2010 until his retirement in 2011; Interim Chief Executive Officer of H&R Block from 2007 to 2008; and Senior Vice President and Chief Financial Officer of Aetna Inc., a provider of health care benefits, from 2001 to 2007. Mr. Bennett also serves as a director of Halliburton Company and The TJX Companies, Inc.

Mr. Bennett brings to the Board a deep understanding of business operations, finance, sales and marketing, developed through his experience as a former Chief Executive Officer, Chief Financial Officer and Vice President of Sales and Marketing. His leadership roles at H&R Block and Aetna provide the Board with valuable public company insights into business strategy and financial planning. In addition, he brings almost 40 years of experience in accounting and financial matters to our Audit Committee.

Rosemary T. Berkery. Ms. Berkery has been a member of the Board since 2010. She was Vice Chair of UBS Wealth Management Americas and Chair of UBS Bank USA, each a wealth management banking business, from 2010 until her retirement in April 2018; and Vice Chairman, Executive Vice President and General Counsel of Merrill Lynch & Co., Inc., a global securities and financial services business, from 2001 to 2008. She joined Merrill Lynch in 1983. Ms. Berkery also serves as a director of Mutual of America Life Insurance Company and The TJX Companies, Inc.

Ms. Berkery’s broad range of experience in financial, business and legal matters makes her a valued member of the Board. Her experience leading a $50 billion wealth management bank allows her to provide valued counsel on matters such as finance, banking arrangements, global business strategies, marketing and market risks. In addition, her 35 years in the legal field make her an excellent resource to the Governance Committee and the Board on legal and compliance matters.

Alan L. Boeckmann. Mr. Boeckmann has been our Executive Chairman and a member of the Board since 2019, with previous service from 2001 to 2012. Previously he was non-executive Chairman of Fluor from 2011 until his retirement in 2012; and Chairman and Chief Executive Officer of Fluor Corporation from February 2002 until his retirement in 2011. He joined Fluor in 1979 with previous service from 1974 to 1977. Mr. Boeckmann also serves as a director of Sempra Energy and is a former director of Archer-Daniels-Midland Company and BP p.l.c.

Mr. Boeckmann’s experience as former Chairman and Chief Executive Officer of the Company, along with his 36 years of experience with the Company, give him a deep knowledge of the industries in which the Company operates as well as the Company’s opportunities, challenges and operations. Additionally, his service as a director of other global public companies allows him to bring a diverse knowledge of strategy, finance and operations to our Board.

David E. Constable. Mr. Constable has been a member of the Board since 2019. He was Chief Executive Officer (from 2011) and President (from 2014) of Sasol Limited, a publicly traded integrated chemicals and energy company, until his retirement in 2016. Prior to that he was Group President, Project Operations at Fluor from 2009 to 2011; and Group President, Power at Fluor from 2005 to 2009. He joined Fluor in 1982. Mr. Constable is also a director of ABB Ltd., Rio Tinto Limited and Rio Tinto plc, and a former director of Anadarko Petroleum Corporation.

Mr. Constable’s 30 years of service at Fluor, including as Group President of both Project Operations and Power, and his perspective as a client earned during his role as Chief Executive Officer of Sasol, provide the Board with a unique perspective of the Company and its industry. In addition, his roles as a director at other public companies within the industries we operate give him the experience to provide valuable advice on commercial strategies and operational risk.

H. Paulett Eberhart. Ms. Eberhart is a nominee for director at the 2020 annual meeting of stockholders. She previously served on the Board from 2010 to 2011. She has been Chairman and Chief Executive Officer of HMS Ventures, a privately-held business involved with technology services and the acquisition and management of real estate, since 2014. Previously, she was President and Chief Executive Officer of CDI Corp., a provider of engineering and information technology outsourcing and professional staffing services, from 2011 through 2014; Chairman and Chief Executive Officers of HMS Ventures from 2009 to 2011; and President and Chief Executive Officer from Invensys Process Systems, Inc., a process automation company, from 2007 to 2009. Ms. Eberhart is also a director of LPL Financial Holdings Inc. and Valero Energy Corporation, and a former director of Anadarko Petroleum Corporation and Cameron International Corporation

Ms. Eberhart’s qualifications to serve on the Board include her many years of service as a Chief Executive Officer at both private and public companies. Her board service at other companies, including as a lead director at a public company, provides the Board with valuable corporate governance experience. In addition, her many years of service as an executive at Electronic Data Systems Corporation bring valuable operational, financial and accounting expertise to the Board.

Peter J. Fluor. Mr. Fluor has been a member of the Board since 1984. He has been Chairman and Chief Executive Officer of Texas Crude Energy, LLC, an international oil and gas exploration and production company, since 2001; and President and Chief Executive Officer of Texas Crude Energy from 1980 to 2001. He joined Texas Crude Energy in 1972. Mr. Fluor is also a former director of Anadarko Petroleum Corporation and Cameron International Corporation.

Mr. Fluor has more than 45 years of experience in the energy industry, currently serving as Chairman and Chief Executive Officer of Texas Crude Energy. His vast knowledge of the global oil and gas industry and his experience managing international businesses allow him to provide trusted counsel to our Board. In addition, his unique heritage and understanding of our Company’s legacy, together with his extensive knowledge of our business operations, clients and executives, make him an invaluable asset to our Board.

James T. Hackett. Mr. Hackett has been a member of the Board since 2016, with previous service from 2001 to 2015. He has been President of Tessellation Services, LLC, a privately-held consulting services firm, since 2020. Previously, he was Executive Chairman of Alta Mesa Resources, Inc., an onshore oil and gas acquisition, exploration and production company, from 2018 to 2020; Interim Chief Executive Officer of Alta Mesa from 2018 to 2019; Partner of Riverstone Holdings LLC, an energy and power focused private investment firm, from 2013 to 2018; Executive Chairman of Anadarko Petroleum Corporation from 2012 to 2013; and Chief Executive Officer of Anadarko from 2003 to 2012. In September 2019, Alta Mesa Resources, Inc. and certain of its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code while Mr. Hackett was Executive Chairman. Mr. Hackett is also a director of Enterprise Products Holdings LLC and National Oilwell Varco, Inc., and a former director of Alta Mesa Resources, Inc. and Cameron International Corporation.

Mr. Hackett has extensive knowledge of the global oil and gas industry. His several decades of executive experience, as well as his experience serving on other public company boards and as a former Chairman of the Board of the Federal Reserve Bank of Dallas, enable him to provide respected guidance on business strategy and financial matters, as well as perspective about the oil and gas and power markets.

Carlos M. Hernandez. Mr. Hernandez has been our Chief Executive Officer and a member of the Board since 2019. Previously he was Chief Legal Officer and Secretary of Fluor from 2007 to 2019; General Counsel and Secretary for ArcelorMittal Americas, a major steel producer which is part of the ArcelorMittal steel group from 2005 to 2007; and General Counsel and Secretary of International Steel Group (ISG), Inc., prior to its acquisition by Mittal Steel Company from 2004 to 2005.

Mr. Hernandez brings to the Board extensive leadership experience with, and knowledge of, the Company’s business and strategy. His 13 years of senior leadership experience with the Company provide the Board with perspective on the development of the Company’s operations, strategy and risk management. In addition, his background in the legal field brings to the Board valuable insight into legal and compliance matters.

Thomas C. Leppert. Mr. Leppert has been a member of the Board since 2019. He was Chief Executive Officer of Kaplan, Inc. a provider of education services to colleges, universities and businesses from 2014 until his retirement in 2015; President and Chief Operating Officer of Kaplan from 2013 to 2014; Mayor of the City of Dallas from 2007 to 2011; and Chairman and Chief Executive Officer of The Turner Corporation from 1999 to 2006, one of the largest construction services companies in the U.S. He is also a former director of Tutor Perini Corporation and W.S. Atkins PLC.

Mr. Leppert’s diverse leadership background in the public and private sectors, both as a corporate chief executive officer and elected political official, provide him with valuable experience in business, strategy, project management and governance. His prior service as Chief Executive Officer of The Turner Corporation, one of the nation’s largest general building companies, provide the Board with unique insight and experience in the construction services industry.

Teri P. McClure. Ms. McClure has been a member of the Board since 2020. She was Chief Human Resources Officer and Senior Vice President, Labor at United Parcel Service, Inc., the world’s largest package delivery company and provider of global supply chain management services, from 2016 until her retirement in 2019; Senior Vice President, Legal, Compliance & Public Affairs, General Counsel & Secretary at UPS from 2006 to 2016; and General Counsel at UPS from 2006 to 2006. She joined UPS in 1995. Ms. McClure is also a director of GMS, Inc., JetBue Airways Corporation and Lennar Corporation.

Ms. McClure’s long tenure as a senior executive of a Fortune 500 company make her a valued member of our Board. Her broad experience and expertise provide the Board with unique experience and knowledge in human capital strategy and executive compensation, as well as compliance and regulatory, corporate governance and legal matters.

Deborah D. McWhinney. Ms. McWhinney has been a member of the Board since 2015. Ms. McWhinney will retire from the Board upon the expiration of her term at the 2020 annual meeting of stockholders She was Chief Executive Officer (September 2013 to January 2014) and Chief Operating Officer (February 2011 to September 2013) of Global Enterprise Payments at Citigroup Inc., a global financial services company, until her retirement in January 2014; former President, Personal Banking and Wealth Management at Citigroup Inc. from May 2009 to February 2011; former President of Schwab Institutional, a division of Charles Schwab, Inc., from 2001 to 2007; and chair of the Global Risk Committee of Charles Schwab from 2004-2007. Ms. McWhinney is also a director of Focus Financial Partners Inc., BorgWarner Inc. and is a trustee of certain Franklin Templeton funds.

Ms. McWhinney’s leadership experience, with more than 35 years in the finance industry, makes her a valued member of our Board. Her skills as a former executive for Citi and other banking institutions provide our Board with special insight on matters relating to business strategy, finance, investments and treasury management. In addition, her prior roles on the risk committees at both Citi and Charles Schwab allow her to counsel our Board on risk-related matters.

Armando J. Olivera. Mr. Olivera has been a member of the Board since 2012. He has been Senior Advisor, Ridge-Lane Limited Partners, a strategic advisory firm, since 2017 and Partner in the Ridge-Lane Sustainability Practice since 2018. Previously, he was President (from 2003) and Chief Executive Officer (from 2008) of Florida Power & Light Company, an electric utility that is a subsidiary of a publicly traded energy company, until his retirement in 2012. He joined Florida Power & Light in 1972. He is also a director of Consolidated Edison, Inc. and Lennar Corporation, and a former director of AGL Resources, Inc.

Mr. Olivera’s tenure as the former President and Chief Executive Officer of one of the largest electric utilities in the United States provides him with extensive knowledge of financial and accounting matters, as well as a keen understanding of the power industry and its regulations. Additionally, his experience as a consultant and his role as a director of other public companies gives him the experience to provide valuable advice to our Board and its committees from a governance, sustainability and risk perspective.

Matthew K. Rose. Mr. Rose has been a member of the Board since 2014. He has been an Advisor to BDT Capital Partners, LLC, an investment and advisory firm specializing in family and founder-led companies, since 2019. Previously, he was Executive Chairman, Burlington Northern Santa Fe, LLC, a subsidiary of Berkshire Hathaway Inc. (and former public company) and one of the largest freight rail systems in North America (“BNSF”), from 2014 until his retirement in 2019; and Chairman and Chief Executive Officer of BNSF from 2002 to 2014. He joined BNSF in 1993. Mr. Rose is also a director of AT&T Inc.

Mr. Rose’s qualifications to serve on the Board include his extensive leadership experience obtained from overseeing a large, complex and highly regulated organization, his considerable knowledge of operations management and business strategy and his deep understanding of public company oversight. In addition, his experience serving on other public company boards, as well as the board of the Federal Reserve Bank of Dallas, makes him a valuable member of our Board.

Audit Committee

The Audit Committee, which has been established in accordance with Section 3(a)(58) of the Securities and Exchange Act of 1934 (the “Exchange Act”), currently consists of Peter K. Barker, Alan M. Bennett, Rosemary T. Berkery, Teri P. McClure, Deborah D. McWhinney and Matthew K. Rose, each of whom is “independent” as such term is defined for audit committee members by the New York Stock Exchange (the “NYSE”). Mr. Bennett is the chair of the Audit Committee. The Board has determined that each of Mr. Bennett, Mr. Barker and Mr. Rose is an “audit committee financial expert” as defined by SEC rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of Fluor common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. In addition to requiring prompt disclosure of open-market purchases or sales of our shares, Section 16(a) applies to technical situations. We maintain and regularly review procedures to assist us in identifying reportable transactions and assist our directors and executive officers in preparing reports regarding their ownership and changes in ownership of our securities and filing those reports with the SEC on their behalf. Based solely upon a review of filings with the SEC, a review of our records and written representations by our directors and executive officers, we believe that all Section 16(a) filing requirements were complied with for the year 2019, except for the following: (i) James F. Brittain filed one late Form 4 relating to a single transaction for the withholding of shares to satisfy tax withholding obligations upon the vesting of Restricted Stock Units and (ii) each of Ray Barnard, Jose Bustamante, Carlos M. Hernandez, David T. Seaton and Bruce Stanski filed a Form 4 amendment relating to dividend accruals on stock performance awards that were inadvertently omitted from earlier filings due to administrative error.

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

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the principles, objectives and features of our compensation program, as well as the decisions made under this program for 2019, for our named executive officers (referred to herein as the “named executives”). For 2019, our named executives were:

Name	Position
Carlos M. Hernandez	Chief Executive Officer (effective May 1, 2019)
D. Michael Steuert	Executive Vice President and Chief Financial Officer (effective June 1, 2019)[1]
Alan L. Boeckmann	Executive Chairman (effective May 1, 2019)
Garry W. Flowers	Executive Vice President, Construction, HSE and Risk
Taco de Haan	Group President, Diversified Services
David T. Seaton	Former Chairman and Chief Executive Officer (through April 30, 2019)
Bruce A. Stanski	Former Executive Vice President and Chief Financial Officer (through May 31, 2019)

(1)	Mr. Steuert retired from his position as Chief Financial Officer in July 2020.

Executive Summary

Overview of 2019 Business Results

In response to the Company’s performance and changing industry dynamics, in 2019 the Company initiated a comprehensive operational and strategic review that focused on cash generation and de-risking our project portfolio. We had several leadership changes and implemented new project pursuit criteria to improve execution and build a stronger backlog. We have also made progress reducing overhead expenses, closing offices, and continuing the process of exiting certain of our businesses.

New Awards and Backlog. In 2019, new awards were $10.6 billion and ending consolidated backlog was $28.4 billion (excluding backlog associated with discontinued operations).

Cash Flow From Operations and Earnings. In 2019, we remained focused on generating positive cash flow from operations to present the financial strength necessary to compete in our businesses. At the end of 2019, we had $2.0 billion in cash and marketable securities after returning $118 million in dividends to stockholders. Net losses attributable to Fluor from continuing operations were $1.7 billion, or $11.97 per diluted share, in 2019, compared to earnings from continuing operations of $9.2 million, or $0.07 per share for 2018.

Restatement of Previously Issued Financial Statements. In 2020, a Special Committee of independent members of the Board, along with its independent external advisors and financial experts, led a review of our previously issued financial information. As a result of this review, we restated annual financial results for 2016, 2017, and 2018, and for each of the interim previously issued quarterly periods for 2018 and 2019. Please refer to the Original Filing for a full explanation of the restatement. The effects of the restatement are reflected in the 2017 and 2018 achievement and performance ratings of the long-term incentive awards that were granted in 2017 and that are discussed below.

Performance-Based Compensation

For 2019, our long-term incentives included a mix of restricted stock units (“RSUs”), stock-based performance awards under our Value Driver Incentive (“VDI”) plan and stock option grants to certain of our named executives. The VDI awards are settled in stock and are earned based on achievement of performance targets over a three-year period tied to average annual new awards gross margin dollars and percentage, and average annual return on operating assets employed. The number of earned VDI units for the named executives is further adjusted based on the Company’s total shareholder return (“TSR”) relative to a select group of peers. These performance objectives focus named executives on the creation of long-term Company value for the benefit of our stockholders.

Our annual incentives are paid in cash and are based primarily on the achievement of pre-established financial, operational, strategic and performance goals as well as safety measures.

Real Pay Delivery and Performance Alignment

Our executive compensation program is designed to align the interests of named executives with those of our stockholders, motivate excellent performance and link pay with Company performance. In 2019, we incurred execution challenges on a number of projects, resulting in our performance not meeting our targets for the year. This is reflected in the payouts for the named executives’ annual incentive awards, which averaged 46% of target, and the settlement of the 2017 VDI awards (for which the performance period ended on December 31, 2019), under which payouts were 39% of target. The dollar value realized on vesting of the 2017 VDI awards was 7% of the grant date target value. Consistent with our philosophy of aligning named executive and stockholder interests as well as linking pay with performance, below-target performance in 2019 will also negatively impact future payouts for the VDI awards granted in 2018 and 2019 (which include fiscal year 2019 in the performance period) when payouts for those awards are determined at the end of the applicable three-year performance period. These actual and potential payouts, as well as the realizable pay analysis below, demonstrate our pay-for-performance alignment and commitment.

Realizable Pay for our CEO

The chart below illustrates our CEO’s average “realizable” compensation as compared to his target total direct compensation (“TDC”) over the last three fiscal years. While Mr. Hernandez only became CEO in 2019, he has been a named executive in each of the last three fiscal years and participated in the executive compensation program during that period. Realizable compensation shows the value of the compensation our CEO actually earned or could expect to earn as of the end of 2019, while target TDC represents his target compensation opportunity at the time of grant.

While both target TDC and realizable compensation include actual base salaries, realizable compensation reflects both (i) actual performance against goals that impacts the funding of annual incentives and VDI awards and (ii) changes in stock price from the grant date. Over the last three years, our annual incentives have paid out below target as a result of our performance falling short of goals. In addition, the realizable value of our long-term equity is significantly below the target opportunity due to both performance and stock price. Taking into account the Company’s stock price at the time of vesting, the value realized on the 2017 VDI awards was 7% of the grant date target value. As of December 31, 2019, none of the options granted to named executives in the last three years were in-the-money and the value of each of the RSU awards granted to named executives in the last three years was below their grant date value. As shown in the graph below, average realizable compensation for our Chief Executive Officer for 2017 to 2019 was equal to 45% of his target TDC, which we believe demonstrates strong pay for performance alignment.

(1)	Target TDC consists of actual base salary, target annual incentive and the value of all long-term incentives on the date of grant.

(2)	Realizable pay includes: (i) actual base salary; (ii) actual annual incentive paid; (iii) the value of options on the date of exercise (if exercised), or on December 31, 2019 (if unexercised); and (iv) the value of other long-term incentive awards on the vesting date (if vested) or on December 31, 2019 (if unvested), as further discussed in the Outstanding Equity Awards at 2019 Fiscal Year End table below. Unvested VDI awards do not reflect the impact of any modifiers that are to be applied at the end of the applicable performance period.

Leadership Changes

The Company’s leadership team experienced several changes in 2019. Mr. Hernandez, previously our Chief Legal Officer, was promoted to Chief Executive Officer effective May 1, 2019. Mr. Boeckmann was appointed as Executive Chairman on the same date. In addition, Mr. Steuert was appointed as our new Chief Financial Officer, effective June 1, 2019. As part of these leadership transitions, the Company approved new compensation packages for each of Messrs. Hernandez, Boeckmann and Steuert, which are described below.

New Chief Executive Officer Compensation. In connection with his appointment as CEO on May 1, 2019, the Board approved the following compensation for Mr. Hernandez:

•	Base salary. Mr. Hernandez’s 2019 annualized base salary was increased from $688,000 to $1,100,000, pro-rated from his appointment as CEO on May 1, 2019.

•	Annual incentive. Mr. Hernandez’s 2019 annual incentive program target award was increased from 100% to 150% of base salary, pro-rated from his appointment as CEO on May 1, 2019.

•	Initial equity awards. In addition to the 2019 annual awards granted under our long-term incentive program described below, Mr. Hernandez received a one-time grant of equity awards with a value at grant of $2,000,000 on May 16, 2019 reflecting his expanded role and responsibilities, half of which was granted in the form of RSUs and half of which was granted in the form of stock options, and each of which vests in three equal annual installments beginning one year from grant

•	Retention award. In 2019, Mr. Hernandez received a cash retention award in the amount of $1,750,000, which will vest in its entirety in November 2022, subject to continued employment.

New Executive Chairman Compensation. In connection with his appointment as Executive Chairman on May 1, 2019, the Board approved the following compensation for Mr. Boeckmann:

•	Base salary. Mr. Boeckmann’s 2019 annualized base salary was set at $500,000, pro-rated from his appointment as Executive Chairman on May 1, 2019.

•	Annual incentive. Given his start date, Mr. Boeckmann did not participate in the 2019 annual incentive program. He will begin participating in the 2020 annual incentive program with a target annual incentive set at 100% of his base salary. In lieu of participation in the annual incentive program, Mr. Boeckmann received a cash bonus equal to $335,000 for his extraordinary efforts in 2019.

•	Initial equity awards. In connection with his appointment, Mr. Boeckmann received a one-time grant of equity awards with a value at grant of $2,700,000 on May 16, 2019, half of which was granted in the form of RSUs, and half of which was granted in the form of stock options, and each of which vests in three equal annual installments beginning one year from grant.

•	Retention award. In 2019, Mr. Boeckmann received a cash retention award in the amount of $1,750,000, which will vest in its entirety in November 2022, subject to continued employment.

New Chief Financial Officer Compensation. In connection with his appointment as Chief Financial Officer on June 1, 2019, the Organization and Compensation Committee (the “Committee”) approved the following compensation for Mr. Steuert:

•	Base salary. Mr. Steuert’s 2019 annualized base salary was set at $830,000, pro-rated from his appointment as Chief Financial Officer on June 1, 2019.

•	Annual incentive. Given his start date, Mr. Steuert did not participate in the 2019 annual incentive program. In lieu of participation in the annual incentive program, Mr. Steuert received a cash bonus equal to $316,700 for his extraordinary efforts in 2019.

•	Initial equity awards. In connection with his appointment, Mr. Steuert received a one-time grant of equity awards with a value at grant of $2,059,200 on June 1, 2019, of which $1,271,700 was granted in the form of RSUs, and $787,500 was granted in the form of stock options, and each of which vests in three equal annual installments beginning one year from grant.

•	Retention award and subsequent retirement. In 2019, Mr. Steuert received an equity retention award of $1,000,000 in RSUs vesting on December 31, 2021. This award was forfeited by Mr. Steuert upon his retirement in July 2020. Mr. Steuert did not participate in the 2020 annual incentive award program.

Separation Arrangements with Departing Executives. In 2019, by mutual agreement with the Company, each of Mr. Seaton and Mr. Stanski separated from the Company. In connection with their respective departures, the Company entered into separation agreements with each of Mr. Seaton and Mr. Stanski. Each of these agreements contains customary confidentiality and cooperation covenants, a release of claims, and non-competition and non-solicitation restrictions that bind the departing executives and protect the Company.

•	Mr. Seaton. On September 10, 2019, the Company entered into an agreement under which Mr. Seaton terminated employment with the Company effective as of September 13, 2019. Pursuant to this agreement, Mr. Seaton received a lump sum payment of $1,334,000, which is equal to one year of Mr. Seaton’s base salary, and his outstanding RSU awards, VDI awards, and non-qualified stock options that were granted at least one year prior to his last day of employment remained eligible for continued vesting in accordance with their terms. All equity awards granted after September 13, 2018 were forfeited and Mr. Seaton did not receive any portion of his 2019 annual incentive award. The grant date fair value of Mr. Seaton’s forfeited awards was $6,257,508.

•	Mr. Stanski. On October 24, 2019, the Company entered into an agreement with Mr. Stanski. Under this agreement, Mr. Stanski agreed to provide non-executive transitional services to the Company through February 28, 2020, and received the following payments and benefits: (1) a lump sum payment of $463,692, paid following completion of the transitional services; (2) a cash payment of $75,000 to cover Mr. Stanski’s relocation costs to move back to his home state; (3) a prorated portion of his 2019 annual incentive award for the period between January 1, 2019 and October 11, 2019; and (4) his outstanding RSUs, VDI awards, and non-qualified stock options remained eligible for continued vesting in accordance with their terms, subject to Mr. Stanski’s continued employment through the transition period.

Changes to Executive Compensation for 2020

In 2020, due to the delayed filing of the Company’s 2019 Form 10-K, as well as the ongoing impact of the COVID-19 pandemic, the Committee determined that for 2020 only, the weightings of the performance measures for annual incentive awards for named executives will be: (i) 90% strategic performance and (ii) 10% safety. The strategic performance portion of the award will be based on the Committee’s evaluation of each named executive’s achievement of six strategic objectives that have been set by the Committee for all executive officers.

Effective in 2020, the Company’s VDI awards will be renamed Performance Awards. The number of earned shares under the Performance Awards will be determined based on the Company’s performance using two equally rated measures: (i) return on invested capital (“ROIC”) and (ii) earnings per share (“EPS”). The number of earned shares will be modified based on the Company’s three-year cumulative total shareholder return relative to companies in the S&P 500 on the date of grant (“Relative TSR”). If the Company’s Relative TSR is in the bottom 1/3 of the S&P 500, the earned shares will be decreased by 30%. If the Company’s Relative TSR is in the top 1/3 of the S&P 500, the earned shares will be increased by 30%. No adjustment will be made if the Company’s Relative TSR is in the middle 1/3.

In April 2020, in response to the business environment as impacted by the COVID-19 pandemic, executive officers voluntarily agreed to a temporary 20% reduction in base pay. This temporary reduction in base pay ended in September 2020.

Governance Highlights

Our executive compensation policies reflect our strong focus on sound governance. As in prior years, the following practices and policies were in effect during 2019:

What we do	What we do not do
Maintain robust stock ownership guidelines, including a 6x base salary requirement for the CEO	No single trigger change in control agreements

Maintain a clawback policy for performance-based compensation	No excise tax gross-ups in change in control agreements

Provide a balanced program design that does not encourage behavior that could create material adverse risks to our business; and conduct an annual compensation risk assessment	No repricing of stock options without stockholder approval

Engage an independent compensation consultant for our fully independent Committee	No payments of dividends or dividend equivalents on unvested stock awards

Prohibit hedging, pledging and short-term trading of Company stock	No individual employment agreements for our executive officers

How Named Executive Compensation is Tied to Performance

We use a balanced approach to compensation with a variety of pay elements to support the attraction and retention of key executive talent necessary to run our business, and reward the achievement of both short-term and long-term goals, the majority of which are directly linked to performance as described in the table below:

Component	Primary Purpose	Linkage to Performance
Base Salaries	Provide a market competitive, stable level of income to attract and retain top talent	• Individual responsibility, performance and contributions to the Company, overall salary movements in the Compensation Peer Group and internal pay equity are considered by the Board or the Committee, as applicable, in determining initial salary levels and appropriate salary adjustments each year
Annual Incentive Awards	Provide annual cash compensation for achievement of annual performance goals

•      Pays out based on Company achievement of near-term objectives that support long-term Company value creation, including net earnings, cash flow from operations and safety, as well as achievement of identified strategic goals

•      Completely at-risk, depending on the level of actual performance against the established criteria

Long-Term Incentives
Value Driver Incentive Performance Units	Provide a stock-based incentive and retention vehicle that is linked to performance measures that focus named executives on the creation of long-term value

•      Units are earned based on performance against new project awards and return on assets criteria, on average, over a three-year period, and modified based on the Company’s three-year cumulative TSR relative to peers

•      Vest at the end of the performance period, aligning the interests of named executives with those of long-term stockholders by focusing named executives on the Company’s financial performance over a multi-year period

•      Completely at-risk, depending on actual performance against the relevant measures (and stock price)

Restricted Stock Units	Provide a long-term equity ownership and retention vehicle that is directly linked to stockholder value creation over time

•      Vest in equal thirds over three years, aligning the interests of named executives with those of stockholders by focusing named executives on the Company’s financial performance over a multi-year period

•      Value is at-risk, increasing or decreasing with the stock price over the vesting period

Stock Options (granted to Messrs. Hernandez, Steuert and Boeckmann in 2019)	Provide a long-term vehicle that is directly linked to growing the value of our stock price over time

•      Vest in equal thirds over three years and have a ten-year term, aligning the interests of named executives with those of stockholders by focusing named executives on long-term stockholder value creation

•      Completely at-risk, attaining value only if the stock price grows over the initial grant price

Components of 2019 Named Executive Compensation

Base Salaries

The Company provides named executives with base salaries that provide a competitive, stable level of income, since most other elements of their compensation are at-risk based on Company performance. The Committee reviews base salaries for named executives annually and upon a change in responsibilities.

In establishing and annually evaluating base salary levels, the Committee and, with respect to the CEO and Executive Chairman, the independent directors of the Board, consider the following factors:

•	the recommendations of the CEO with respect to the base salary levels of the named executives other than the CEO and Executive Chairman;

•	Compensation Peer Group data and general industry survey data for comparable positions;

•	individual level of responsibility, performance and contributions to the Company;

•	internal pay equity based on relative duties and responsibilities; and

•	the Company’s annual salary budget.

Following the annual review at the beginning of 2019, the base salaries of Messrs. Hernandez, Flowers, de Haan and Stanski increased between 3.0% and 5.0%. Mr. Seaton’s base salary remained unchanged from 2018. In May 2019, Mr. Hernandez’s base salary was subsequently increased at the time of his promotion to Chief Executive Officer. The 2019 annualized base salaries for the named executives as of December 31, 2019 (or for Mr. Seaton, his last day of employment) were as follows:

Named Executive	2019 Base Salary
Carlos M. Hernandez	$1,100,000
D. Michael Steuert	$830,000
Alan L. Boeckmann	$500,000
Garry W. Flowers	$562,400
Taco de Haan	$486,700
David T. Seaton	$1,334,000
Bruce A. Stanski	$753,500

For 2019, the base salaries for each of our named executives generally approximated or were lower than the median of the Compensation Peer Group.

Annual Incentive Awards

Cash-based annual incentives are provided to motivate and reward named executives for achieving annual performance objectives. In 2019, Messrs. Hernandez, Flowers, de Haan, Seaton and Stanski each participated in the annual incentive award program and had a target annual incentive amount, established as a percentage of annual base salary. This percentage reflects each named executive’s respective organizational level, position and responsibility for achievement of the Company’s strategic goals, and aligns with market practice.

The 2019 target annual incentives for each of our named executives who participated in the 2019 annual incentive award program are shown below. Messrs. Steuert and Boeckmann did not participate in the annual incentive award program and had alternative arrangements which are described above under “Leadership Changes.” The final target annual incentives for Messrs. Hernandez, Flowers, de Haan, Seaton and Stanski were as follows:

Named Executive	Percentage of Base Salary		Target Annual Incentive Amount
Carlos M. Hernandez	121%[1]		$1,332,600
Garry W. Flowers	95%		$534,400
Taco de Haan	85%		$413,700
David T. Seaton	150	%2	$2,001,000
Bruce A. Stanski	100%		$633,000	[3]

(1)	Mr. Hernandez’s target annual percentage and incentive amount was prorated to reflect 100% of his base salary prior to his appointment as CEO, and 150% of his base salary from and after his appointment as CEO.

(2)	Mr. Seaton forfeited his 2019 annual incentive in connection with his termination of employment effective September 13, 2019.

(3)	Mr. Stanski’s target annual incentive award was pro-rated for the period between January 1, 2019 and October 11, 2019 and paid out based on actual achievement of performance measures, but assuming a performance rating of 1.0 for the strategic portion of the award.

A named executive could receive from zero to 200% of the target annual incentive amount, depending on the extent to which the Company and the named executive met, failed to meet or exceeded certain performance measures relating to overall Company performance, achievement of certain strategic goals and, for Mr. de Haan, the performance of the Diversified Services business that he oversees. The types of measures and relative weightings of those measures are determined by the Committee each year and are tailored to the named executive’s position and organizational responsibility. The performance measures have remained fairly consistent over the past five years, however the Committee has adjusted the relative weightings of each measure from time to time to reflect the Company’s operational and strategic priorities.

When determining the performance measures and the target achievement levels, the Committee considers the Company’s annual operating plan and strategic priorities for the upcoming year, as well as the Company’s performance in the previous year. For 2019, the performance measures were a combination of objective financial targets and strategic and safety performance measures, which were tied to goals established at the beginning of the year. The use of multiple financial and strategic goals prevents an overemphasis on any one financial metric and focuses the named executives on key areas of importance to the Company and its shareholders. The 2019 performance measures, along with their respective weightings, for the named executives who had annual incentive targets were as follows:

2019 Measure	Carlos M. Hernandez	Garry W. Flowers[1]	Taco de Haan	David T. Seaton[2]	Bruce A. Stanski[3]
Corporate Net Earnings	50%	50%	25%	50%	50%
Cash Flow from Operations	15%	15%	10%	15%	15%
Diversified Services EBIT	—	—	30%	—	—
Safety	10%	10%	10%	10%	10%
Strategic Performance	25%	25%	25%	25%	25%

(1)	For Mr. Flowers, the table reflects the performance measures and weightings of his annual incentive for the period from and after his promotion to an executive officer position on July 31, 2019. For the period prior to July 31, 2019, Mr. Flowers’s annual incentive was determined based on a different set of metrics and weightings, which are described below under “Other Compensation Decisions,” and his final annual incentive was prorated accordingly.

(2)	Mr. Seaton forfeited his 2019 annual incentive in connection with his termination of employment effective September 13, 2019.

(3)	Mr. Stanski’s annual incentive award paid out based on actual achievement of performance measures, but assuming a performance rating of 1.0 for the Strategic Performance portion of the award.

Performance Measures for 2019

Corporate Net Earnings. Corporate net earnings is defined as the amount of net earnings attributable to Fluor excluding the following items which are not related to the Company’s ongoing core business operations: earnings for discontinued operations; the financial impact of any acquisition activity (including integration costs and other expenses); expenses associated with reorganization and restructuring programs; merger, acquisition or strategic investment activity and integration costs; dispositions; and pension settlements.

Cash Flow from Operations. Cash flow from operations is defined as total segment profit plus the fiscal year change in the business unit project working capital accounts (accounts receivable, work in progress, advance billings and accounts payable).

Diversified Services EBIT (Segment Profit). Diversified Services Earnings Before Interest and Tax ("EBIT"), the profit measure used for compensation purposes, is typically the same as segment profit, the profit measure reported externally in our financial statements. Segment profit is calculated as revenue less cost of revenue and earnings attributable to noncontrolling interests excluding: corporate general and administrative expense; interest expense; interest income; domestic and foreign income taxes; other non-operating income and expense items; and earnings from discontinued operations. Diversified Services segment profit results can be found on page F-26 of the Original Filing. In 2019, the Diversified Services EBIT goals were reclassified to be consistent with segment reporting changes reflected in our financial statements.

Safety. Safety performance was assessed based on the Company’s overall safety performance using both leading and lagging performance indicators.

Strategic Performance. Strategic performance was measured against qualitative strategic goals identified at the beginning of the year for each named executive, which are outlined below.

2019 Annual Incentive Determination

The performance ranges for the corporate net earnings and cash flow from operations measures, together with the actual achievement of the measures and the resulting performance ratings, are presented in the table below.

2019 Performance Ranges (in millions)
Measure	Min	Target	Max	2019 Actual Achievement		Performance Rating
	(.25 rating)(1)	(1.0 rating)	(2.0 rating)
Corporate Net Earnings	$197.0	$375.0 - $414.0	$591.0	$(982.1)	(2)	0.00
Cash Flow from Operations	$364.0	$692.0 - $765.0	$1,092.0	$370.8	(3)	0.26
Diversified Services EBIT	$62.0	$117.0 - $130.0	$185.0	$(2.6)	(4)	0.00

(1)	The minimum rating level for each goal is required to be satisfied before there is any payout for that specific performance measure.

(2)	The amount shown is for net earnings attributable to Fluor, excluding certain items discussed above under “— Performance Measures for 2019 — Corporate Net Earnings.”

(3)	Cash Flow from Operations is defined above under “— Performance Measures for 2019 — Cash Flow from Operations.”

(4)	Diversified Services EBIT is defined above under “— Performance Measures for 2019 — Diversified Services EBIT (Segment Profit).”

Pursuant to the terms of the agreement described above under “Leadership Changes,” Mr. Stanski’s annual incentive award paid out based on actual achievement of the performance measures, but assuming a performance rating of 1.0 for the Strategic Performance portion of the award. Mr. Seaton forfeited his 2019 annual incentive in connection with his termination of employment. The Committee set the same strategic objectives for all executive officers in 2019. The 2019 strategic objectives and key achievements for each named executive participating in the 2019 annual incentive program were as follows:

Named Executive	Strategic Goals		Key Achievements
Carlos M. Hernandez	✓	Position Fluor and each business segment for versatility, diversification and growth.	✓	Made changes to project pursuit and risk criteria to position the Company for sustainable growth.
	✓	Drive improvements in the cost of doing business.	✓	Identified opportunities for overhead reduction and made progress towards Company’s overhead reduction goals.
	✓	Strengthen our customer confidence, talent development and succession planning at all leadership levels.	✓	Made changes to executive leadership team to empower the Company to execute its strategic plan.
	✓	Continue to maintain industry leading safety performance.	✓	Championed the Safer Together initiative to continue to drive a culture of safety.
Garry W. Flowers	✓	Position Fluor and each business segment for versatility, diversification and growth.	✓	Took on newly enhanced risk management role with enhanced reporting and accountability.
	✓	Drive improvements in the cost of doing business.	✓	Assumed responsibility for the execution of challenging projects.
	✓	Continue to maintain industry leading safety performance.	✓	Championed the Safer Together initiative to continue to drive a culture of safety.
Taco de Haan	✓	Position Fluor and each business segment for versatility, diversification and growth.	✓	Led restructuring of Stork and the strategic realignment of Stork’s portfolio of businesses.
	✓	Strengthen our customer confidence, talent development and succession planning at all leadership levels.	✓	Reviewed and revised succession plans to align with the restructuring of Stork.
	✓	Continue to maintain industry leading safety performance.	✓	Focused on maintaining safety while completing consolidation, restructuring and divestment plans within the segment.

Achievement of the strategic performance measure varied among the named executives because of the differences in responsibilities and individual accomplishments. No named executive received a rating higher than 1.40 because none of the financial performance measures achieved target performance.

Each named executive’s strategic performance rating, other than the CEO and Mr. Stanski’s, was determined based on evaluations and recommendations by the CEO that were assessed and subsequently approved by the Committee. In the case of the CEO, strategic performance was assessed by the independent directors of the Board after consideration of a recommendation from the Committee.

Achievement of the safety performance measure was determined using management’s assessment of the overall safety performance of the Company, which was reviewed and approved by the Committee. The safety performance measure was not a significant factor in determining compensation, and no named executive’s aggregate compensation was materially affected by the level of achievement of this measure.

Once the level of achievement for each measure was determined, each named executive’s overall performance rating was calculated by multiplying each measure’s rating (which can range from 0.00 to 2.00) by its relative weighting, and then aggregating those amounts. The overall performance rating was then multiplied by the individual’s target annual incentive amount to determine the annual incentive payment for each named executive. Based on performance, annual incentive award cash payouts averaged 46% of target for the named executives.

Other than respect to Mr. Seaton who forfeited his 2019 annual incentive in connection with his termination of employment, the 2019 target annual incentive percentages and amounts for each named executive who participated in the 2019 annual incentive program, as well as the actual annual incentive amounts to be paid, were as follows:

Named Executive	Percentage of Base Salary	Target Annual Incentive Amount		X	Overall Performance Rating	=	Annual Incentive Amount
Carlos M. Hernandez	121%[1]	$1,332,600		X	0.44	=	$586,400
Garry W. Flowers	95%	$534,400		X	0.61	=	$366,800	[3]
Taco de Haan	85%	$413,700		X	0.34	=	$140,700
Bruce A. Stanski	100%	$633,000	[2]	X	0.39	=	$247,000

(1)	Mr. Hernandez’s target annual percentage and incentive amount was prorated to reflect 100% of his base salary prior to his appointment as CEO, and 150% of his base salary from and after his appointment as CEO.

(2)	Mr. Stanski’s target annual incentive award was pro-rated for the period between January 1, 2019 and October 11, 2019.

(3)	Mr. Flowers’s annual incentive amount reflects a portion attributable to his annual incentive earned prior to his promotion to an executive officer position on July 31, 2019.

Long-Term Incentives

The stockholder-approved 2017 Performance Incentive Plan allows the Committee to grant various forms of long-term equity incentives. The Committee’s objectives in granting long-term equity awards are to motivate named executives and reward the achievement of superior operating results and stock price appreciation, facilitate the attraction and retention of key management personnel and align the interests of management and stockholders through equity ownership.

As discussed earlier, our compensation program is designed to align pay with performance. Named executives receive target long-term incentive grants that reflect potential pay, based on market considerations as well as individual contributions, experience, advancement potential and internal pay equity. In 2019, when initially determining the compensation for Messrs. Hernandez, de Haan, Seaton and Stanski, the Committee determined to maintain performance-based VDI awards as 50% of the long-term incentive grant to named executives, and to provide the remaining 50% as RSUs. Mr. Flowers, who was not an executive officer when the long-term incentive awards for the named executives were established in 2019, participated in different long-term incentive arrangements that are described below under “Other Compensation Decisions.”

The Committee believes that the mix of long-term incentive components aligns the interests of named executives with those of stockholders by encouraging named executives to focus on long-term growth of the Company, while also providing named executives with a balanced pay package similar to many of our peers. In determining the relevant allocations, VDI awards were valued at the target performance level (and converted into performance units based on the closing stock price on the 2019 grant date) and RSUs were valued at the fair market value (closing stock price) on the date of grant.

The 2019 target annual long-term incentive award values approved by the Committee were as follows:

Named Executive	VDI Award Value	RSU Award Value	Total Long-Term Incentive Award Value
Carlos M. Hernandez	$1,625,000	$1,625,000	$3,250,000
Taco de Haan	$600,000	$600,000	$1,200,000
David T. Seaton	$4,650,000	$4,650,000	$9,300,000
Bruce A. Stanski	$1,425,000	$1,425,000	$2,850,000

The total value of the initial 2019 long-term incentive awards for these named executives increased from 2018 levels by between 5.0% and 14.3% in order to align award values with competitive market levels and support retention.

The Committee determines the dollar value of long-term incentive awards for named executives at the first regularly scheduled meeting of the Committee each year, which is typically held in January or February. The determinations are made at that time to coincide with the annual performance review, when prior year performance information is available. The equity awards are then granted on the third business day following the publication of our annual results, based on the closing stock price on that date. RSUs vest one-third per year in each of the years following the grant date.

During the course of 2019, Mr. Hernandez received additional RSU awards and stock options upon his promotion to CEO. In addition, Messrs. Steuert and Boeckmann, who were not employed by the company when the Committee determined 2019 compensation for the other named executives, each received RSU awards and stock options upon their appointments as Chief Financial Officer and Executive Chairman, respectively. These awards are described separately above under “Leadership Changes.”

VDI Awards Granted in 2019

The VDI awards granted to the named executives in 2019 are subject to a three-year performance period, which started on January 1, 2019 and ends on December 31, 2021. The awards will be earned based upon actual performance for each year during the three-year performance period and will vest and be payable in shares in March 2022, subject to continued employment and performance achievement. Upon vesting, additional shares will be issued equal to the amount of any accrued dividends paid by the Company with respect to shares actually earned.

The Committee established the following 2019 performance criteria and relative weightings for the 2019 VDI awards for named executives:

•	40% of the total award is based on average annual new awards gross margin percentage (“NAGM %”);

•	30% of the total award is based on average annual new awards gross margin dollars (“NAGM $”); and

•	30% of the total award is based on average annual return on operating assets employed (“ROAE”).

The number of earned shares for all named executives will be modified based on the Company’s three-year cumulative TSR relative to the engineering and construction peers included in the Compensation Peer Group (“Relative TSR”). If the Company’s Relative TSR is in the bottom third of the group, the earned shares will be decreased by 25%. If the Company’s Relative TSR is in the top third of the group, the earned shares will be increased by 25%. No adjustment will be made if the Company’s Relative TSR is in the middle third. In no event will the number of earned shares exceed two times the target number of shares.

New awards gross margin dollars measures the total amount of project gross margin that the Company expects to receive as a result of projects awarded within the performance period. New awards gross margin percentage is the total amount of gross margin the Company expects to receive as a result of projects awarded within the performance period as a percentage of expected revenue from those projects. When determining whether the new awards performance goals have been met, the Committee takes into account any changes affecting project gross margin backlog (e.g., scope changes, adjustments or cancellations) that occurred during the year. ROAE is calculated by dividing full-year corporate net earnings (excluding the items noted above under “Annual Incentive Awards – Corporate Net Earnings” and after-tax interest expense) by average net assets employed for the previous five quarters. Net assets employed is defined as total assets (excluding excess cash and current and non-current marketable securities) minus current liabilities (excluding non-recourse debt).

In the first quarter of 2019, the Committee set minimum (paid at 25% of target), target (paid at 100% of target), upper target (paid at 150% of target) and maximum (paid at 200% of target) performance levels for the portion of the 2019 VDI awards that were subject to the 2019 performance goals. Performance goals for 2020 and 2021 will be set in each respective year. The Committee believed that using three annual performance goals instead of a single three-year goal best orients executives to focus on long-term achievements, while avoiding disincentives or windfalls due to volatile economic factors such as commodity prices and currency exchange rates that are difficult to forecast and impact our operating margins and growth. When setting these performance goals, the Committee considered the Company’s past performance, business outlook and other corporate financial measures. The Committee also considered how likely it will be for the Company to achieve the goals. We believe that the target goals have been established at levels that should be appropriately difficult to attain. Goals above target are stretch goals and will require an increasingly challenging level of performance in order to be achieved.

Each year, the Committee determines the actual achievement of the performance measures for the previous year. At the end of the three-year period, the Committee will average the performance from each year and determine the number of earned units by multiplying the number of target units by the average of the three annual performance ratings (ranging from 0.00 to 2.00). The Committee will then apply the Relative TSR modifier, which may increase or decrease the number of earned units; however, the final number of earned units may not exceed two times the target number of units. The final number of units earned, and related dividend shares, vest in full approximately three years from the date of grant. The three-year performance period and vesting are intended to facilitate retention of the participating executives and to link the value of the awards to long-term stock price performance. A named executive’s unvested award is subject to risk of forfeiture if, prior to vesting, the named executive’s employment with the Company is terminated for any reason other than retirement, death, disability or a qualifying termination within two years after a change in control of the Company.

The eventual determination of the payout of 2019 VDI awards for the named executives is illustrated below:

Achievement for VDI Awards Granted in 2017

In 2017, the Committee granted VDI awards to certain of the named executives, which were subject to a three-year performance period. The performance criteria and relative weightings for the 2017 VDI awards for named executives were the same as the 2019 VDI Awards, i.e. 40% of the total award was based on average annual new awards gross margin percentage, 30% of the total award was based on average annual new awards gross margin dollars and 30% of the total award was based on ROAE. The performance targets were set at the beginning of each year during the performance period. Following each year of the performance period, the Committee determined the actual achievement of the performance measures for the previous year. At the end of the three-year period, the Committee averaged the performance outcomes and determined the number of earned units by multiplying the number of target units granted in 2017 by the average of the three annual performance ratings (which could range from 0.00 to 2.00). The Committee then applied the Relative TSR modifier in the same manner as set forth above for the 2019 VDI awards. The performance metrics were also the same as set forth above for the 2019 VDI awards.

Based on the Company’s performance over the performance period, the named executives each earned 39% of their target VDI units granted in 2017, as reflected in the Outstanding Equity Awards at 2019 Fiscal Year End table below. The earned units are subject to a three-year post-vest holding period. During the post-vest holding period, named executives may not sell or otherwise transfer the underlying shares of Company common stock (except in the case of death).

The 2017 VDI award for Mr. de Haan, who was not an executive officer in 2017, was based on the same performance measures as the other named executives, calculated over a one-year period (the 2017 calendar year) with a three-year vesting period, and payable in cash. Except for this single year performance period, the performance criteria, relative weightings and 2017 performance targets for Mr. de Haan were the same as those of the other named executives, including being subject to adjustment using a Relative TSR modifier measured over the 2017 fiscal year.

The performance targets for each year of the performance period, together with the actual achievement and performance ratings, are set forth below.

	Performance Ranges
Measure	Min	Target	Max	Actual Achievement	Performance Rating
	(.25 rating)	(1.0 rating)	(2.0 rating)
FY 2017 Targets
NAGM%	4.1%	7.4%	10.3%	15.6%	2.00
NAGM$	$876.4	$1,548.6	$2,190.9	$774.7	0.00
ROAE	6.3%	11.1%	15.7%	5.1%	0.00
FY 2018 Targets
NAGM%	3.7%	7.4%	11.1%	6.3%	0.71
NAGM$	$785.0	$1,568.0	$2,352.0	$1,747.0	1.23
ROAE	5.0%	9.0%	16.0%	5.6%	0.31
FY 2019 Targets
NAGM%	4.0%	8.0%	12.0%	(5.2)%	0.00
NAGM$	$805.2	$1,608.4	$2,412.6	$(467.7)	0.00
ROAE	4.8%	9.7%	14.5%	(24.1)%	0.00

Other Compensation Decisions

Pre-Executive Officer Compensation

Mr. Flowers was not an executive officer of the Company when the compensation levels and opportunities for the named executives were established in 2019. As a result, he participated in different compensation arrangements than the other named executives. As noted above, for 2019, Mr. Flowers’ base salary was $562,400 and his target annual incentive was $534,400, or 95% of his base salary. Mr. Flowers was appointed as an executive officer on July 31, 2019. Following his appointment, his target annual incentive remained the same. However, the performance measures for his annual incentive award were revised for the period of time from and after his promotion to be in line with the other named executives, and his final annual incentive was prorated accordingly. The performance measures for the portion of Mr. Flowers’ annual incentive earned prior to his appointment as an executive officer consisted of corporate net earnings (30%); cash flow from operations (10%); overhead spend (10%); new awards gross margin dollars (10%); days away, restricted and transfer incidence rate (3%); total case incidence rate (3%); health, safety and environmental audit score (4%); and individual performance (30%). Based on performance against both these pre- and post-executive officer appointment objectives, Mr. Flowers’ annual incentive award cash payout was 69% of his target. Mr. Flowers’ total target 2019 long-term incentive award value was $1,625,000, with the awards delivered in the same mix as the named executives, with 50% granted in the form of RSUs and 50% granted in the form of VDI awards. His 2019 VDI award is based on the same performance measures as the other named executives, including the Relative TSR modifier, but is calculated over a one-year performance period (the 2019 calendar year) with a three-year vesting period and payable in cash. Mr. Flowers earned 50% of his target 2019 VDI award, which vests in full in 2022.

Retention Awards

We periodically grant cash or equity retention awards to reflect competitive market situations, address specific project objectives or reinforce succession planning objectives. In 2019, we granted cash retention awards to Messrs. Hernandez and Boeckmann, each in the amount of $1,750,000, which will vest in their entirety in November 2022, subject to continued employment. We also granted equity retention awards to Messrs. Steuert, Flowers and de Haan in the form of RSUs as follows: Mr. Steuert, $1,000,000 in RSUs vesting on December 31, 2021; for Mr. Flowers, $1,000,000 in RSUs vesting on November 11, 2021; and for Mr. de Haan, $1,500,000 in RSUs vesting on November 11, 2022, in each case subject to continued employment. Mr. Steuert’s retention award was forfeited upon his retirement in 2020. For further detail on the equity retention awards, see the footnotes to the Summary Compensation Table and Grants of Plan-Based Awards table below.

In 2017, Mr. Flowers received a cash retention award in order to retain his services for key projects. A total of $150,000 of that award vested and was paid in 2019, and none of the award remains further outstanding. For further detail, see the footnotes to the Summary Compensation Table below.

Other Elements of Named Executive Compensation

Perquisites

In 2019, in lieu of reimbursement of typical perquisites, each of the named executives was paid a taxable monthly allowance as set forth in the All Other Compensation table below. The Committee believes that these allowances are reasonable costs and are justified by the perceived value to the named executives. The allowances are intended to provide convenience in light of the demands on the named executives and are considered an important part of a competitive compensation package. We do not pay for items such as tax and financial planning, and club membership dues, which are items that are typically reimbursed or paid directly by our peers. When determining the allowance amounts, the Committee considered the value of perquisites provided to similarly situated executives in our Compensation Peer Group. In addition, named executives are required to have a physical examination each year that is paid for by the Company. Named executives may have spousal travel paid for by the Company only when it is for an approved business purpose, in which case a related tax gross-up is provided. In 2019, the Company did not provide any tax gross-ups other than for spousal business travel. Named executives can make personal use of charter aircraft in conjunction with a business purpose, but the named executive is required to reimburse the Company for the incremental operational cost of such personal use. Our 2019 perquisite costs, which are small in relation to total direct compensation, approximated the median of the Compensation Peer Group.

Executive Deferred Compensation Program

The named executives are eligible to participate in Fluor’s Executive Deferred Compensation Program. The Company offers this program to provide retirement and tax planning flexibility and to remain competitive with other companies within our Compensation Peer Group and general industry. Please refer to the discussion in the Nonqualified Deferred Compensation section for a more detailed discussion of this program.

Severance and Change in Control Benefits

The Company provides each of the named executives with cash severance in the event of a termination of employment by the Company without cause. The Company believes its severance policy assists in attracting and retaining qualified executives. The level of any cash severance payment is based upon base salary and years of service at the time of separation. In addition, each named executive has a change in control agreement that provides additional payments and other benefits if the executive is terminated without cause or if the named executive terminates employment for good reason within two years following a change in control of the Company. The change in control agreements are designed to reinforce and encourage the continued attention and dedication of the executives without distraction in the face of potentially disruptive circumstances arising from the possibility of a change in control and to serve as an incentive to their continued commitment to, and employment with, the Company. All of the potential change in control payments are “double trigger,” meaning a named executive must incur a qualifying termination of employment following a change in control in order to be eligible for these payments. In addition, if any excise taxes are triggered in connection with a change in control, our change in control agreements do not provide for a tax gross-up. The Company will, instead, automatically reduce any payments under the agreement to the extent necessary to prevent payments from being subject to those excise taxes, but only if by reason of the reduction, the executive’s after-tax benefit of the reduced payments exceeds the after-tax benefit if such reduction were not made.

Please refer to the discussion under “Potential Payments Upon Termination or Change in Control” below for a more detailed discussion of these arrangements. Severance and change in control benefits are provided to be competitive with the Compensation Peer Group.

Establishing Executive Compensation

Compensation Philosophy, Objectives and Risk Assessment

The Committee has responsibility for establishing and implementing the Company’s executive compensation philosophy. The Committee reviews and determines all components of named executives’ compensation (other than with respect to the compensation of our CEO and Executive Chairman, which the Committee reviews and recommends for approval by our independent directors), including making individual compensation decisions and reviewing and revising the Company’s compensation program and practices.

The Committee has established the following compensation philosophy and objectives for the Company’s named executives:

•	Align the interests of named executives with those of the stockholders. The Committee believes it is appropriate to tie a significant portion of executive compensation to the value of the Company’s stock in order to closely align the interests of named executives with those of our long-term stockholders. The Committee also believes that executives should have a meaningful ownership interest in the Company and as such maintains and regularly reviews executive stock ownership guidelines.

•	Have a significant portion of pay that is performance-based. Fluor expects superior performance. Our executive compensation programs are designed to reward executives when performance results for the Company and the executive meet or exceed stated objectives. The Committee believes that compensation paid to executives should be closely aligned with the performance of the Company relative to these objectives.

•	Provide competitive compensation. The Company’s executive compensation programs are designed to attract, retain and motivate highly qualified executives critical to achieving Fluor’s strategic objectives and building stockholder value.

The Committee reviews the Company’s compensation philosophy and objectives each year to determine if revisions are necessary in light of market conditions, the Company’s strategic goals or other relevant factors. In each of the last five years, the Committee determined that no revisions to the executive compensation philosophy and objectives were necessary, although the Committee has adjusted the specific elements of compensation used to implement its philosophy as the business and operating environment have evolved.

In addition, the Committee reviewed the incentive compensation we provide to our employees, including our named executives, and evaluated the mix of plans and performance criteria, the Committee’s ability to exercise discretion over certain components of compensation and our risk management practices generally. Based on this review, the Committee believes that our compensation program is designed to appropriately align compensation with our business strategy and not to encourage behavior that could create material adverse risks to our business.

Role of Independent Compensation Consultant

The Committee has the authority under its charter to engage, retain and terminate the services of outside legal counsel, compensation consultants and other advisors. In 2019, the Committee again engaged Frederic W. Cook & Co., Inc. (“FW Cook”) to serve as its independent compensation consultant to advise the Committee on all matters related to executive and non-management director compensation. The compensation consultant conducts an annual review of the total compensation program for the CEO and the other named executives.

In 2019, as part of the Committee’s oversight of certain aspects of risk, FW Cook conducted a broad-based review of the Company’s compensation program and discussed its findings with the Committee, indicating that the Company’s compensation programs do not encourage behaviors that would create material risk for the Company. FW Cook also provided written and verbal advice at Committee meetings, attended executive sessions of the Committee to respond to questions, and had individual calls and meetings with the chair of the Committee to provide advice and perspective on executive compensation issues. FW Cook was engaged by, and reports directly to, the Committee and does not perform any other services for the Company. The Committee has determined that none of the work of FW Cook has raised any conflicts of interest.

Peer Group Comparisons

In making compensation decisions, the Committee looks at the practices of our Compensation Peer Group. The Committee annually reviews with FW Cook the composition of the Compensation Peer Group and makes refinements if necessary based on objective criteria established by the Committee.

Since 2009, the Committee has applied a generally consistent process and set of criteria for selection of the Compensation Peer Group. Potential peer companies were identified by applying the following objective selection criteria:

•	Standard & Poor’s Global Industry Classification Standard (GICS) codes for the Company, our direct competitors and key customers (2010 – capital goods, 101010 – energy equipment and services, and 101020 – oil, gas and consumable fuels);

•	Companies commonly identified as peers of direct engineering and construction peers (based on disclosures in their most recent proxy statements);

•	Companies with generally comparable pay models; and

•	Companies with revenues and number of employees ranging from 0.25x to 4.0x of the Company’s revenues and employees, and market capitalization ranging from 0.2x to 5.0x of the Company’s market capitalization, subject to exception for direct competitors and other engineering and construction peers.

For 2019, the Committee determined that the peer group selection criteria should remain unchanged but made changes to the overall peer group where application of the criteria resulted in removing three companies and adding two. Halliburton Company was removed due to falling outside the market capitalization range. Dover Corporation and W.W. Grainger were removed because they were no longer viewed as relevant peer companies. Icahn Enterprises was added to the peer group. In addition, McDermott International was added to the peer group to replace Chicago Bridge & Iron Company, which merged into McDermott International in May 2018.

The companies comprising Fluor’s Compensation Peer Group for purposes of establishing 2019 compensation were:

•	AECOM Technology Corporation*	•	Jacobs Engineering Group Inc.*
•	Cummins Inc.	•	Johnson Controls International plc
•	Deere & Company	•	KBR, Inc.*
•	Eaton Corporation plc	•	L3 Harris Technologies (formerly L-3 Communications Corporation)
•	EMCOR Group*	•	McDermott International*
•	Emerson Electric Co.	•	PACCAR Inc.
•	Icahn Enterprises	•	Parker-Hannifin Corporation
•	Ingersoll-Rand plc	•	Quanta Services, Inc.*

*	Direct competitors and other engineering and construction peers.

The Committee reviews benchmarking comparisons prepared by its compensation consultant for each named executive against similar positions within the Compensation Peer Group.

Role of Company Management in Compensation Decisions

Before the Committee makes decisions on executive compensation, the CEO reviews compensation for the other named executives (other than the Executive Chairman) and makes recommendations to the Committee based on their individual and group performance. At the beginning of the year, the CEO proposes to the Committee current year base salary adjustments, annual incentive award target percentages and long-term incentive grants for each of the other named executives. The Committee reviews and approves the compensation actually paid to the named executives after consideration of the recommendations made by the CEO. The Committee has discretion to modify named executives’ compensation from the CEO’s recommendation, but did not exercise that discretion for the named executives with respect to 2019 compensation.

The independent members of the Board assess the CEO’s performance each year. They also receive input from the Executive Chairman on the CEO’s performance to determine the CEO’s annual incentive payout for the prior year and to set target compensation for the following year, including any base salary adjustment, annual incentive award target percentage and long-term incentive grants. Each year, the independent members of the Board also have a thorough discussion before determining the Executive Chairman’s annual incentive payouts for the prior year and setting target compensation for the following year.

Other Aspects of Our Executive Compensation Program

2019 “Say on Pay” Advisory Vote

We hold an annual “say on pay” advisory vote to approve our named executive compensation. At our 2019 annual meeting of stockholders, the compensation of our named executives was approved by stockholders, with approximately 88% of the votes cast for approval. The Committee evaluated the results of the 2019 advisory vote at its May meeting. The Committee also considered many other factors in evaluating our executive compensation program, including the Committee’s assessment of the interaction of our compensation plans with our corporate business objectives, evaluations of our program by the Committee’s independent compensation consultant, including with respect to “best practices,” and a review of data of our Compensation Peer Group. Taking all of this information into account, the Committee did not make any changes to our executive compensation program and policies as a result of the 2019 “say on pay” advisory vote. However, in response to an evaluation of market practices, the Committee approved changes to the company’s annual incentive and long-term incentive programs as discussed above under “Changes to Executive Compensation for 2020.”

Clawback Policy, Forfeiture and Recovery of Compensation

Pursuant to the Company’s clawback policy in effect through 2019, if the Board determined that any key executive or employee engaged in fraud or willful misconduct that caused or otherwise contributed to a need for a material restatement of the Company’s financial results, the Board would review all performance-based compensation earned by that employee during the fiscal periods materially affected by the restatement. If the Board determined that any such compensation would have been lower if it had been based on the restated results, the Board could, to the extent permitted by applicable law, seek recoupment of such compensation.

This clawback policy was expanded in 2020 to provide the Board or a Board committee with the discretion to recover compensation in the event of any material restatement of financial results, whether or not an executive officer or employee is individually “at fault.” Under the expanded policy, in the event of a material restatement of the Company’s financial results, the Board or a Board committee will evaluate the circumstances and may, in its discretion, recover from any current or former executive officer or employee the portion of any performance-based compensation earned by that executive or employee during the fiscal periods materially affected by the restatement that would not have been earned had performance been measured on the basis of the restated results.

Outside of our clawback policy, we also consider other potential recourse mechanisms as part of our approach to executive compensation. In addition to potential legal remedies and disciplinary or other employment actions that may be available to the Company, named executive compensation may be subject to forfeiture, recovery, or adjustment in a variety of circumstances under our other policies and agreements. These include: (i) our ability to pursue appropriate remedies for violations of our Code of Conduct; (ii) forfeiture of compensation if a named executive’s employment is terminated for “cause” under the terms of our agreements with named executives, which includes, among other things, termination for dishonesty, fraud, willful misconduct, breach of fiduciary duty, conflict of interest, commission of a felony, material failure or refusal to perform job duties in accordance with Company policies, material violation of Company policy that causes harm to the Company or its subsidiaries or other wrongful conduct of a similar nature and degree; (iii) forfeiture and recovery of compensation in the event a named executive breaches applicable restrictive covenants; and (iv) potential downward adjustments by the Committee to pay opportunities or incentive plan payouts.

Stock Ownership Guidelines

Executive officers are required to hold Fluor common stock to align their financial interests with those of our stockholders. The Company maintains stock ownership guidelines for named executives as follows:

Role	Value of Shares or Share Units to be Owned
Chief Executive Officer	6 times base salary
Chief Financial Officer and Executive Chairman	3.5 times base salary
Group President and Executive Vice President	2 times base salary

Named executives may sell shares of Fluor common stock if the guidelines are met and will be met after the sale. To the extent a named executive has not satisfied the guidelines, a named executive may only sell up to 50% of the net shares acquired from the exercise of stock options or the vesting of RSUs and VDI awards. Unvested RSUs and earned but unvested VDI units are considered as owned by the named executive in determining whether the named executive has met the ownership guidelines. As of the date of this report, Messrs. Boeckmann, Flowers and de Haan had met these stock ownership guidelines. The other named executives who have not met these stock ownership guidelines are therefore subject to the holding requirements.

Restrictions on Certain Trading Activities, including Short Sales, Hedging and Pledging

Our insider trading policy prohibits all directors, employees (including executive officers) and contractors of the Company and its subsidiaries from engaging in short term or speculative trading in Company securities. It is against the policy for directors and employees to trade in puts, calls or other publicly traded “over-the-counter” options in Company securities, or to sell Company securities short. In addition, directors and employees are prohibited from engaging in any hedging or monetization transactions involving Company securities (such as zero cost collars and forward sale contracts).

Directors and employees are also prohibited from holding Company securities in a margin account or pledging Company securities as collateral for a loan or otherwise. The policy does not prohibit broker-assisted exercise or settlement of equity awards granted by the Company that may involve an extension of credit only until the sale is settled, provided that any such transaction complies with the terms of the policy.

Tax Implications

The Committee considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code (“Section 162(m)”). However, compensation paid to covered executives subject to Section 162(m) in excess of $1,000,000 generally will not be deductible as a result of 2017 tax reform legislation unless it qualifies as “performance based compensation” (as defined under Section 162(m) prior to 2018) and qualifies for transition relief applicable to certain “grandfathered” arrangements in place as of November 2, 2017. The Committee historically has retained discretion to provide payments not intended to be deductible under Section 162(m) and expects that covered employee compensation for 2019 and future years will not be fully deductible. However, the Committee expects to continue to prioritize performance-based compensation arrangements for our executives, regardless of whether deductible under amended Section 162(m).

Organization and Compensation Committee Report

Management of the Company has prepared the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K, and the Organization and Compensation Committee has reviewed and discussed it with management. Based on this review and discussion, the Committee recommended that the Compensation Discussion and Analysis be included in the proxy statement for the Company’s 2020 annual meeting of stockholders.

The Organization and Compensation Committee

James T. Hackett, Chair
Alan M. Bennett
Peter K. Barker
Armando J. Olivera
Matthew K. Rose

Compensation Committee Interlocks and Insider Participation

During 2019, Mr. Bennett, Mr. Barker, Ms. Berkery, Mr. Fluor, Mr. Hackett, Ms. McWhinney, Mr. Olivera and Mr. Rose served on the Organization and Compensation Committee. During 2019, there were no compensation committee interlocks between the Company and other entities involving the Company’s executive officers and directors.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation earned by or granted to each of the 2019 named executives in the relevant years. The 2019 named executives are the two individuals who held the position of principal executive officer in 2019, the two individuals who held the position of the principal financial officer in 2019, and the three other highest paid executive officers.

(a)	(b)	(c)	(d)		(e)		(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(2)		Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
Carlos M. Hernandez	2019	$949,196	—		$3,836,522		$1,000,008	$586,400	—	$150,121	$6,522,247
Chief Executive Officer	2018	$651,346	—		$2,942,476		—	$334,200	—	$124,827	$4,052,849
(effective May 1, 2019)	2017	$630,032	—		$1,588,728		$643,788	$278,500	—	$117,117	$3,258,165
D. Michael Steuert	2019	$462,898	$316,700	(6)	$2,271,784	(7)	$787,509	—	—	$28,875	$3,867,766
Executive Vice President
and Chief Financial Officer (effective June 1, 2019)
Alan L. Boeckmann	2019	$323,084	$335,000	(8)	$1,350,068		$1,350,013	—	—	$292,818	$3,650,983	(9)
Executive Chairman
(effective May 1, 2019)
Garry W. Flowers	2019	$559,880	$150,000	(10)	$2,007,179	(7)	—	$773,050	—	$101,629	$3,591,738
Executive Vice President	2018	$543,507	$100,000	(10)	$1,440,420		—	$915,925	—	$103,131	$3,102,983
	2017	$530,026	$100,000		$1,044,424		$411,290	$243,300	—	$108,113	$2,437,153
Taco de Haan	2019	$456,610	—		$2,434,588	(7)	—	$140,700	$246,000	$86,460	$3,364,358
Group President, Diversified
Services and President, Stork
David T. Seaton	2019	$974,867	—		$8,363,876		—	—	—	$2,487,599	$11,826,342	(11)
Former Chairman and	2018	$1,328,029	—		$9,606,359		$500,016	$921,000	—	$318,197	$12,673,601
Chief Executive Officer (until April 30, 2019)	2017	$1,295,029	—		$5,626,512		$2,200,021	$836,000	—	$296,225	$10,253,787
Bruce A. Stanski	2019	$747,989	—		$2,422,405		—	$247,000	—	$173,369	$3,590,763
Former Executive Vice	2018	$714,861	—		$2,419,791		—	$373,200	—	$110,713	$3,618,565
President and Chief Financial Officer (until May 31, 2019)	2017	$647,111	$220,000		$1,007,390		$401,257	$291,600	—	$106,183	$2,673,541

(1)	The amounts in column (c) include salary paid, and any time off with pay utilized, during the year.

(2)	The amounts in column (e) represent the aggregate grant date fair value of the RSUs and VDI awards granted in each year, calculated based on the closing price of the Company’s common stock on the NYSE on the date of grant in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). For 2019, this amount includes the value of the shares subject to the third tranche of the 2017 VDI awards, the second tranche of the 2018 VDI awards and the first tranche of the 2019 VDI awards, for each of which the performance objectives were set in 2019. The performance objectives for the first tranche of the 2017 VDI award were set and reported in 2017. The performance objectives for the second tranche of the 2017 VDI award and the first tranche of the 2018 VDI award were set and reported in 2018. Under SEC rules, tranches for which performance objectives have not been set do not have a reportable grant date fair value under ASC 718 and, therefore, are not included in the table above. The performance objectives for the third tranche of the 2018 VDI awards and the second tranche of the 2019 VDI awards will be established in 2020. The performance objectives for the third tranche of the 2019 VDI awards will be established in 2021. Compensation for the remaining tranches of the 2018 and 2019 VDI awards will be reported in future Summary Compensation Tables as compensation for the year in which the performance objectives are established.

The grant date fair value of the 2017 VDI award tranche reflected as compensation for 2019 in the table reflects a liquidity discount of 11.68%, as a result of the three-year post-vest transfer restrictions (the “Post-Vest Holding Period”) imposed by the Company on the common stock issued upon settlement of those awards. In addition, the grant date fair value of the 2017, 2018 and 2019 VDI award tranches reflected as compensation for 2019 were adjusted upward by 7.64%, 14.16% and 3.71%, respectively, based on the Monte Carlo valuation method, to reflect the impact of the relative TSR modifier on those VDI awards.

The chart below details the grant date fair value of the (i) RSUs granted in 2019, (ii) third tranche of the 2017 VDI awards, (iii) second tranche of the 2018 VDI awards, and (iv) first tranche of the 2019 VDI awards, based on target level performance and the assumptions described above, all of which are reported in the table as 2019 compensation. Neither Mr. Steuert nor Mr. Boeckmann, who joined the company in 2019, received VDI grants in 2019. In addition, Mr. Flowers and Mr. de Haan did not receive VDI grants with three-year performance periods when they were not executive officers. Mr. Seaton forfeited his 2019 RSU grant and his 2019 VDI award as a result of his separation from the Company, although the full value of these grants is reflected in the table above and chart below. With respect to each of the 2017, 2018 and 2019 VDI award tranches, the grant date fair value, assuming the highest level of performance is achieved, is equal to two times the value reflected in the chart below.

	Carlos M. Hernandez	D. Michael Steuert	Alan L. Boeckmann	Garry W. Flowers	Taco T. de Haan	David T. Seaton	Bruce A. Stanski
RSUs	$2,625,081	$2,271,784	$1,350,068	$1,812,591	$2,100,025	$4,650,003	$1,425,105
2017 VDI	$304,616	—	—	$194,588	—	$1,040,969	$189,875
2018 VDI	$345,052	—	—	—	$127,140	$1,065,399	$314,767
2019 VDI	$561,773	—	—	—	$207,423	$1,607,505	$492,658
Total	$3,836,522	$2,271,784	$1,350,068	$2,007,179	$2,434,588	$8,363,876	$2,422,405

The 2019 amount in column (e) for Mr. Flowers does not include the grant date fair value of Mr. Flowers’ 2019 VDI award, which is payable in cash and had a one-year performance period beginning January 1, 2019 and ending December 31, 2019. The earned amount of Mr. Flowers’ 2019 VDI award is included in column (g) as described in footnote 4 below.

(3)	The amounts in column (f) represent the aggregate grant date fair value of options granted in each year. The fair value of these awards is based on the Black-Scholes option pricing model on the date of grant in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in the “Stock-Based Plans” footnote to the Consolidated Financial Statements of the Company, as included in the Original Filing.

(4)	The amounts in column (g) represent amounts earned as annual incentive in each year. Mr. Flowers’ 2019 amount also includes $406,250, which represents the earned amount of his 2019 VDI award, which is payable in cash and had a one-year performance period beginning January 1, 2019 and ending December 31, 2019.

(5)	The amounts in column (i) are detailed in a separate All Other Compensation table below.

(6)	This amount reflects a cash bonus of $316,700 paid to Mr. Steuert in lieu of any annual incentive for his extraordinary efforts in 2019. This amount was determined based on his annual target bonus of 100% of his base salary, prorated from his appointment as Chief Financial Officer in June 2019, and the market value of the portion of his target bonus which he received in the form of a grant of RSUs based on the stock price of $9.59 on September 25, 2020.

(7)	These amounts include the grant date fair value of the following retention awards granted in 2019: $1,000,000 in RSUs vesting on December 31, 2021 to Mr. Steuert; $1,000,000 in RSUs vesting on November 11, 2021 to Mr. Flowers; and $1,500,000 in RSUs vesting on November 11, 2022 to Mr. de Haan. Mr. Steuert’s retention award was forfeited upon his retirement in 2020.

(8)	This amount reflects a cash bonus of $335,000 paid to Mr. Boeckmann in lieu of any annual incentive for his extraordinary efforts in 2019. This amount was determined based on his annual target bonus of 100% of his base salary, prorated from his appointment as Executive Chairman in May 2019.

(9)	The present value of accumulated benefits under the US Executives’ Supplemental Benefit Plan for Mr. Boeckmann was $1,735,000 on December 31, 2018 and $1,403,000 on December 31, 2019 which resulted in a change in pension value of ($332,000). This amount is not disclosed in column (h) above as the change in pension value was negative.

(10)	This amount includes the portion of a retention award granted to Mr. Flowers in 2017 that vested on March 31, 2018. Under the terms and conditions of the retention agreement, $250,000 was deposited in Mr. Flowers’ deferred compensation account in 2017. The first $100,000 of that amount vested on March 31, 2018. The remaining $150,000 vested on March 31, 2019. Annual incentive payments appear in column (g).

(11)	Mr. Seaton forfeited his 2019 RSU grant and his 2019 VDI award as a result of his separation from the Company. Excluding his forfeited awards with a value of $6,257,508, Mr. Seaton’s compensation for 2019 would be as set forth in the table below.

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
David T. Seaton	2019	$974,867	—	$2,106,368	—	—	$2,487,599	$5,568,834

ALL OTHER COMPENSATION

The following table describes each component of the All Other Compensation column (column (i)) of the Summary Compensation Table for 2019.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Company Contributions to Qualified and Nonqualified Defined Contribution Plans ($)(1)	Tax Gross-up ($)(2)	Perquisite Allowances ($)(3)	Other Perquisites ($)(4)	Other Payments ($)(5)	Total All Other Compensation ($)(6)
Carlos M. Hernandez	$66,729	$4,425	$62,100	$16,867	—	$150,121
D. Michael Steuert	—	—	$28,875	—	—	$28,875
Alan L. Boeckmann	$13,231	—	$36,000	—	$243,587	$292,818
Garry W. Flowers	$54,486	$1,995	$32,400	$12,748	—	$101,629
Taco de Haan	$57,283	—	$5,752	$23,425	—	$86,460
David T. Seaton	$115,145	$18,904	$29,625	$37,351	$2,286,574	$2,487,599
Bruce A. Stanski	$27,548	$8,209	$41,250	$21,362	$75,000	$173,369

(1)	The amounts in column (b) represent contributions made by the Company to each individual’s account in the Company’s 401(k) plan and amounts credited by the Company into each individual’s account in the Company’s non-qualified deferred compensation plan. Contributions to the 401(k) plan and amounts credited to the non-qualified deferred compensation plan by the Company were made or provided on the same basis as provided to all other eligible salaried employees.

(2)	The amounts in column (c) represent the tax gross-up provided for business-related spousal travel.

(3)	The amounts in column (d) represent the aggregate annual perquisite allowance, which is paid monthly as a substitute for the Company reimbursing or paying for perquisites such as an automobile allowance, tax and financial planning, and club membership dues. To the extent any of the allowance was used for a business purpose, the amount of the allowance shown here was not reduced.

(4)	The amounts in column (e) represent the incremental cost for business-related spousal travel, the cost of business-related physical examinations, the cost of personal use of non-primary country clubs, and the cost of car lease payments for one Europe-based named executive, each of which was less than $25,000. Named executives may also use our corporate travel agency to arrange personal travel, at no incremental cost to the Company.

(5)	The amounts in column (f) represent the following items: (i) for Mr. Seaton, a severance payment equal to one times his base salary of $1,334,000 and a cash payment equal to the value of his unused time-off with pay balance equal to $952,574; (ii) for Mr. Stanski, a relocation payment of $75,000 pursuant to his separation agreement with the Company; and (iii) for Mr. Boeckmann, fees equal to $31,250 in connection with his initial appointment as a non-management director in May 2019 before he was named as Executive Chairman; and monthly distributions of deferred compensation and payments of supplemental benefits totaling $212,337 under arrangements that were previously disclosed and were approved by the Organization and Compensation Committee and the Board's independent directors at the time he previously served as an executive officer and for which he chose annuity payments instead of a lump sum payment.

(6)	The amounts in column (g) represent the totals of columns (b) through (f). Our 2019 perquisite costs approximated the median of the Compensation Peer Group.

GRANTS OF PLAN-BASED AWARDS IN 2019

(a)	(b)		(c)	(d)	(e)	(f)	(g)		(h)	(i)	(j)	(k)	(l)
					Estimated Future Payouts Under Equity Incentive Plan Awards(2)		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Under- lying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Type of Award(1)		Grant Date	Approval Date	Target (#)	Maximum (#)	Target ($)		Maximum ($)	Units (#)(4)	Options (#)(5)	Per Share ($/sh)(6)	Awards ($)
Carlos M. Hernandez	RSU		2/26/2019	2/19/2019	—	—	—		—	42,429	—	—	$1,625,031	(7)
	RSU		5/16/2019	5/16/2019	—	—	—		—	33,900	—	—	$1,000,050	(7)
	SO		5/16/2019	5/16/2019	—	—	—		—	—	123,222	$29.50	$1,000,008	(8)
	2017 VDI		2/19/2019	2/19/2019	8,660	17,320	—		—	—	—	—	$304,616	(9)
	2018 VDI		2/19/2019	2/19/2019	8,169	16,338	—		—	—	—	—	$345,052	(10)
	2019 VDI		2/26/2019	2/19/2019	14,143	28,286	—		—	—	—	—	$561,773	(11)
	AI		N/A	N/A	—	—	$1,332,600		$2,665,200	—	—	—	—
D. Michael Steuert	RSU		6/1/2019	5/22/2019	—	—	—		—	45,879	—	—	$1,271,766	(7)
	RSU		11/11/2019	11/11/2019	—	—	—		—	52,939	—	—	$1,000,018	(7)
	SO		6/1/2019	5/22/2019	—	—	—		—	—	103,269	$27.72	$787,509	(8)
Alan L. Boeckmann	RSU		5/16/2019	5/16/2019	—	—	—		—	45,765	—	—	$1,350,068	(7)
	SO		5/16/2019	5/16/2019	—	—	—		—	—	166,350	$29.50	$1,350,013	(8)
Garry W. Flowers	RSU		2/26/2019	2/19/2019	—	—	—		—	21,216	—	—	$812,573	(7)
	RSU		11/11/2019	11/11/2019	—	—	—		—	52,939	—	—	$1,000,018	(7)
	2017 VDI		2/19/2019	2/19/2019	5,532	11,064	—		—	—	—	—	$194,588	(9)
	2019 Cash VDI	(12)	N/A	N/A	—	—	$812,500		$1,625,000	—	—	—	—
	AI		N/A	N/A	—	—	$534,400		$1,068,800	—	—	—	—
Taco de Haan	RSU		2/26/2019	2/19/2019	—	—	—		—	15,666	—	—	$600,008	(7)
	RSU		11/11/2019	11/11/2019	—	—	—		—	79,408	—	—	$1,500,017	(7)
	2018 VDI		2/19/2019	2/19/2019	3,010	6,020	—		—	—	—	—	$127,140	(10)
	2019 VDI		2/26/2019	2/19/2019	5,222	10,444	—		—	—	—	—	$207,423	(11)
	AI		N/A	N/A	—	—	$413,700		$827,400	—	—	—	—
David T. Seaton	RSU		2/26/2019	2/19/2019	—	—	—		—	121,410	—	—	$4,650,003	(7)
	2017 VDI		2/19/2019	2/19/2019	29,594	59,188	—		—	—	—	—	$1,040,969	(9)
	2018 VDI		2/19/2019	2/19/2019	25,223	50,446	—		—	—	—	—	$1,065,399	(10)
	2019 VDI		2/26/2019	2/19/2019	40,470	80,940	—		—	—	—	—	$1,607,505	(11)
	AI		N/A	N/A	—	—	$2,001,000	(13)	$4,002,000	—	—	—	—
Bruce A. Stanski	RSU		2/26/2019	2/19/2019	—	—	—		—	37,209	—	—	$1,425,105	(7)
	2017 VDI		2/19/2019	2/19/2019	5,398	10,796	—		—	—	—	—	$189,875	(9)
	2018 VDI		2/19/2019	2/19/2019	7,452	14,904	—		—	—	—	—	$314,767	(10)
	2019 VDI		2/26/2019	2/19/2019	12,403	24,806	—		—	—	—	—	$492,658	(11)
	AI		N/A	N/A	—	—	$753,500		$1,507,000	—	—	—	—

(1)	The types of awards reported in this table are as follows: RSUs, Stock Options (“SO”), the third tranche of the 2017 VDI Awards, the second tranche of the 2018 VDI Awards, the first tranche of the 2019 VDI Awards, Mr. Flowers’ 2019 cash VDI award, and Annual Incentive (“AI”).

(2)	Columns (e) and (f) show the target and maximum number of units for each individual under the third tranche of their 2017 VDI awards, the second tranche of their 2018 VDI awards, and the first tranche of their 2019 VDI awards (except with respect to Mr. Flowers whose cash-based 2019 VDI award is reflected in columns (g) and (h)). The Committee has established threshold levels for the 2019 performance goals for each award, but not for the overall award. All potential payouts are performance driven and can be earned from 0 to 200% of target. The performance goals are described in the Compensation Discussion and Analysis. The third tranche of the 2018 VDI award and the second tranche of the 2019 VDI award will be presented in the 2020 table. The third tranche of the 2019 VDI award will be presented in the 2021 table. All three tranches of the 2017, 2018 and 2019 VDI awards, if earned, will vest in full on March 6, 2020, March 6, 2021, and March 6, 2022, respectively.

(3)	Columns (g) and (h) show the target and maximum payouts for each individual of their 2019 annual incentive award. The Committee has established threshold levels for each of the performance goals, but not for the overall award. All potential payouts are performance driven and can be earned from 0 to 200% of target. The performance goals are described in the Compensation Discussion and Analysis.

(4)	The amounts in column (i) represent the number of RSUs granted on February 26, 2019 as part of the 2019 long-term incentive awards. These RSUs vest one-third per year on March 6th in each of the three years following the grant date. This column also includes RSUs granted on May 16, 2019 to Messrs. Boeckmann and Hernandez and RSUs granted on June 1, 2019 to Mr. Steuert. These RSUs vest one-third per year in each of the three years following the grant date. In addition, this column includes the number of RSUs granted on November 11, 2019 to Messrs. Steuert, Flowers and de Haan as part of retention agreements with each individual that vest in full as follows: for Mr. Steuert, on December 31, 2021; for Mr. Flowers, on November 11, 2021; and for Mr. de Haan, on November 11, 2022. Mr. Steuert’s retention award was forfeited upon his retirement in 2020.

(5)	The amounts in column (j) represent the number of nonqualified stock options granted on May 16, 2019 to Messrs. Boeckmann and Hernandez and the number of nonqualified stock options granted on June 1, 2019 to Mr. Steuert. These options vest one-third per year on each of the first three anniversaries of the applicable grant date.

(6)	The amounts in column (k) represent the exercise price of the nonqualified stock options, which was the closing price of the Company’s common stock on the NYSE on the date of grant.

(7)	This amount represents the grant date fair value of RSUs granted as part of 2019 long-term incentive awards. For those RSUs granted on February 26, 2019, the value is computed in accordance with ASC 718, using the grant price of $38.30 per share, which was the closing price of the Company’s common stock on the NYSE on the date of grant. For those RSUs granted on May 16, 2019, the value is computed in accordance with ASC 718, using the grant price of $29.50 per share, which was the closing price of the Company’s common stock on the NYSE on the date of grant. For those RSUs granted on June 1, 2019, the value is computed in accordance with ASC 718, using the grant price of $27.72 per share, which was the closing price of the Company’s common stock on the NYSE on the date of grant. For those RSUs granted on November 11, 2019, the value is computed in accordance with ASC 718, using the grant price of $18.89 per share, which was the closing price of the Company’s common stock on the NYSE on the date of grant.

(8)	This amount represents the grant date fair value of nonqualified stock options granted. For those stock options granted on May 16, 2019, the value is computed in accordance with ASC 718, using a Black Scholes option pricing model value of $8.12 per option. For those stock options on June 1, 2019, the value is computed in accordance with ASC 718, using a Black Scholes option pricing model value of $7.63 per option.

(9)	This amount represents the grant date fair value of the target number of shares subject to the third tranche of the 2017 VDI awards granted on February 19, 2019, using the grant price of $37.00 per unit, which was the closing price of the Company’s common stock on the NYSE on February 19, 2019, the date the 2019 performance goals were approved, less a liquidity discount of 11.68% related to the Post-Vest Holding Period on the common stock underlying these awards, plus an adjustment upward by 7.64% for the Relative TSR modifier derived using a Monte Carlo Simulation approach.

As described in footnote 2 of the Summary Compensation Table, one-third of the shares subject to the 2017 VDI awards have a 2019 grant date fair value under applicable accounting standards and, therefore, are reported as 2019 compensation in the Summary Compensation Table and this Grants of Plans Based Awards Table. The grant date fair value of the first and second tranches of the 2017 VDI award were presented in the 2017 and 2018 tables, respectively.

(10)	This amount represents the grant date fair value of the target number of shares subject to the second tranche of the 2018 VDI awards granted on February 19, 2019, using the grant price of $37.00 per unit, which was the closing price of the Company’s common stock on the NYSE on February 19, 2019, the date the 2019 performance goals were approved, plus an adjustment upward by 14.16% for the Relative TSR modifier derived using a Monte Carlo Simulation approach.

As noted above, one-third of the shares subject to the 2018 VDI awards have a 2019 grant date fair value under applicable accounting standards and, therefore, are reported as 2019 compensation in the Summary Compensation Table and this Grants of Plans Based Awards Table. The grant date fair value of the first tranche of the 2018 VDI award was presented in the 2018 tables; and the grant date fair value of the remaining tranche of the 2018 VDI award will be presented in the 2020 tables.

(11)	This amount represents the grant date fair value of the target number of shares subject to the first tranche of the 2019 VDI awards granted to the named executives on February 26, 2019, using the grant price of $38.30 per unit, which was the closing price of the Company’s common stock on the NYSE on the date of grant, plus an adjustment upward by 3.71% for the Relative TSR modifier derived using a Monte Carlo Simulation approach.

As noted above, only one-third of the shares subject to the 2019 VDI awards granted to the named executives have a 2019 grant date fair value under applicable accounting standards and, therefore, are reported as 2019 compensation in the Summary Compensation Table and this Grants of Plans Based Awards Table. The grant date fair value of the remaining two tranches of the 2019 VDI awards granted to the named executives will be presented in the 2020 and 2021 tables, respectively.

(12)	Mr. Flowers’ 2019 VDI award is payable in cash and had a one-year performance period beginning January 1, 2019 and ending December 31, 2019. Columns (g) and (h) show the target and maximum payouts for Mr. Flowers’ 2019 VDI award. The payout is performance driven, and could be earned from 0 to 200% of target.

(13)	Mr. Seaton forfeited his annual incentive award for 2019 at separation.

OUTSTANDING EQUITY AWARDS AT 2019 FISCAL YEAR END

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	Option Awards(1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
Carlos M. Hernandez	17,067	—	$70.76	2/28/2011	2/28/2021	107,129	$2,022,596	18,953	$357,833
	23,364	—	$62.50	2/27/2012	2/27/2022
	29,028	—	$61.45	2/25/2013	2/25/2023
	28,653	—	$79.19	2/21/2014	2/21/2024
	43,416	—	$59.05	2/23/2015	2/23/2025
	30,160	15,080	$55.35	2/23/2017	2/23/2027
	—	123,222	$29.50	5/16/2019	5/16/2029
D. Michael Steuert	—	103,269	$27.72	6/01/2019	6/01/2029	98,818	$1,865,684	—	—
Alan L. Boeckmann	—	166,350	$29.50	5/16/2019	5/16/2029	45,765	$864,043	—	—
Garry W. Flowers	5,640	—	$70.76	2/28/2011	2/28/2021	92,423	$1,744,946	—	—
	13,350	—	$62.50	2/27/2012	2/27/2022
	20,319	—	$61.45	2/25/2013	2/25/2023
	18,624	—	$79.19	2/21/2014	2/21/2024
	26,640	—	$59.05	2/23/2015	2/23/2025
	19,268	9,634	$55.35	2/23/2017	2/23/2027
Taco de Haan	2,136	—	$70.76	2/28/2011	2/28/2021	102,269	$1,930,839	6,991	$131,990
	2,508	—	$62.50	2/27/2012	2/27/2022
	3,774	—	$61.45	2/25/2013	2/25/2023
	2,823	—	$79.19	2/21/2014	2/21/2024
	6,132	—	$59.05	2/23/2015	2/23/2025
	8,166	—	$46.07	2/23/2016	2/23/2026
	9,136	4,568	$55.35	2/23/2017	2/23/2027
David T. Seaton(6)	29,363	—	$70.76	2/28/2011	2/28/2021	99,869	$1,885,527	29,259	$552,410
	39,492	—	$62.50	2/27/2012	2/27/2022
	105,784	—	$61.45	2/25/2013	9/14/2022
	120,333	—	$79.19	2/21/2014	9/14/2022
	173,655	—	$59.05	2/23/2015	9/14/2022
	103,066	51,533	$55.35	2/23/2017	2/23/2027
	11,205	22,410	$58.15	2/23/2018	2/23/2028
Bruce A. Stanski	13,515	—	$70.76	2/28/2011	2/28/2021	61,128	$1,154,097	16,956	$320,129
	16,689	—	$62.50	2/27/2012	2/27/2022
	23,706	—	$61.45	2/25/2013	2/25/2023
	18,624	—	$79.19	2/21/2014	2/21/2024
	28,614	—	$59.05	2/23/2015	2/23/2025
	18,798	9,399	$55.35	2/23/2017	2/23/2027

(1)	All options expire ten years from the grant date and, if unvested, vest one-third per year in each of the three years following the grant date.

(2)	The amounts in column (g) include RSUs and the earned number of units under 2017 VDI awards that remain subject to vesting based on continued service. The RSUs generally vest one-third per year in each of the three years following the grant date. RSUs granted in November 2019 to Messrs. Steuert, Flowers and de Haan vest in full on December 31, 2021, on November 11, 2021, and November 11, 2022, respectively, in accordance with the terms of their retention agreements. Mr. Steuert’s RSUs granted in November 2019 were forfeited upon his retirement in 2020. The earned number of units under the 2017 VDI awards vest in full approximately three years from the grant date, on March 6, 2020.

(3)	The amounts in column (h) are determined by multiplying the amounts in column (g) by the closing price ($18.88) of the Company’s common stock on the NYSE on December 31, 2019, the last trading day of the fiscal year.

(4)	The amounts in column (i) include (1) the first and second tranches of the 2018 VDI units, reflecting below target performance for 2018 and 2019, and (2) the first tranche of the 2019 VDI units, reflecting below target performance for 2019. The 2018 and 2019 VDI units will be adjusted for actual performance at the end of the corresponding performance period (December 31, 2020 and December 31, 2021, respectively) and will vest in full the following March 6th. The amounts of the 2018 and 2019 VDI units in column (i) do not reflect the impact of the Relative TSR modifier, which will be applied at the end of the corresponding performance periods.

The following table provides the number of unvested VDI units granted in 2018 and 2019, as adjusted for performance through December 31, 2019:

	Unvested VDI Units
Name	2018	2019	Total
Carlos M. Hernandez	9,477	9,476	18,953
D. Michael Steuert	—	—	—
Alan L. Boeckmann	—	—	—
Garry W. Flowers	—	—	—
Taco de Haan	3,492	3,499	6,991
David T. Seaton	29,259	—	29,259
Bruce A. Stanski	8,645	8,311	16,956

(5)	The amounts in column (j) are determined by multiplying the amounts in column (i) by the closing price ($18.88) of the Company’s common stock on the NYSE on December 31, 2019, the last trading day of the fiscal year.

(6)	Awards granted to Mr. Seaton in 2019 were forfeited in connection with his separation from the Company and are not included in the table.

OPTION EXERCISES AND STOCK VESTED IN 2019

(a)	(b)	(c)	(d)	(e)
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Carlos M. Hernandez	—	—	28,393	$1,044,862
D. Michael Steuert	—	—	—	—
Alan L. Boeckmann	—	—	—	—
Garry W. Flowers	—	—	18,406	$677,341
Taco de Haan	—	—	4,927	$181,314
David T. Seaton	—	—	100,828	$3,710,470
Bruce A. Stanski	—	—	20,621	$758,853

A portion of the shares reported under column (d) are withheld or sold on behalf of the individual upon vesting to satisfy tax withholding obligations.

NONQUALIFIED DEFERRED COMPENSATION

All U.S. executives, including the named executive officers, are eligible to defer compensation into the Executive Deferred Compensation Program (“EDCP”), which has a number of components. Executives may defer up to 100% of base salary, annual incentive awards and VDI payments that are paid in cash. The EDCP also allows executives to contribute between 1% and 20% of base salary to the Excess 401(k) portion of the plan, which allows contributions in excess of the Internal Revenue Code (“IRC”) contribution limits for qualified retirement plans (which was $19,000 or $25,000, depending on the participant’s age, in 2019).

In addition, the Company contributes to the Excess 401(k) portion of the plan any amounts that would have been contributed by the Company to the Company’s 401(k) plan as matching or discretionary retirement contributions that are in excess of the IRC compensation limit on contributions ($280,000 in 2019) or were lessened by an IRC limit on participant elective deferrals. In 2019, the Company matched the first 5% of base salary deferred to the 401(k) plan or Excess 401(k) plan and made a discretionary contribution of 2% to 5% of base salary depending on years of service. Most U.S. salaried employees were eligible for the 5% match and most received the 2% to 5% discretionary retirement contribution in 2019. Annual enrollment for the EDCP is in November, and elections are made with respect to compensation to be earned in the following year.

Amounts deferred are adjusted upward or downward based upon the performance of deemed investment choices available to the executives in the EDCP. The Company does not guarantee the rates of return. Executives may change their deemed investment selections on a daily basis.

For amounts deferred on or after January 1, 2005, distribution elections are made in conjunction with the plan year deferral elections. Distributions can be elected as a lump sum payment or in up to ten annual installments. Distribution payments are made in the month following retirement or termination, with the exception of officers of the Company, for whom no distributions will be made prior to six months after retirement or termination. In addition, executives can elect to receive a scheduled in-service distribution as a lump sum or in up to ten annual installments, with the payments commencing no sooner than one year following the end of the plan year of the deferral.

Distributions related to amounts deferred prior to January 1, 2005 are made at the time of retirement or termination and can be elected as a lump sum payment or in up to twenty annual installments. Distributions commence the January following retirement or termination.

The table below shows executive and Company contributions made to the EDCP for each individual, as well as the aggregate earnings and aggregate balance for amounts deferred under the EDCP.

(a)	(b)	(c)	(d)	(e)	(f)
Name	Executive Contributions in 2019 ($)(1)	Company Contributions in 2019($)(2)	Aggregate Earnings (Loss) in 2019($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2019 ($)(4)
Carlos M. Hernandez	$94,920	$45,079	$913,565	—	$4,875,277
D. Michael Steuert	—	—	$4,091	$(12,483)	$29,057
Alan L. Boeckmann	—	—	$209,563	$(504,262)	$1,199,524
Garry W. Flowers	$56,241	$26,985	$460,012	$(4,767)	$2,063,354
Taco de Haan(5)	—	—	—	—	—
David T. Seaton	$115,445	$86,181	$1,096,315	$(4,215,449)	$2,552,454
Bruce A. Stanski	—	$8,469	$6,813	—	$347,078

(1)	The amounts in column (b) represent contributions by each individual in 2019 to the Excess 401(k) portion of the EDCP. All amounts in column (b) are included in the Summary Compensation Table in the Salary column (column (c)) for 2019.

(2)	The amounts in column (c) represent contributions by the Company in 2019 for the individuals and include matching and discretionary contributions into the Excess 401(k) portion of the plan for the portion of base salary that was in excess of the IRC compensation limit on contributions. All amounts in column (c) are reported in the All Other Compensation column (column (i)) of the Summary Compensation Table and in the Company Contributions to Qualified and Nonqualified Defined Contribution Plans column (column (b)) of the All Other Compensation table.

(3)	None of the deemed investment earnings on vested or unvested deferred compensation, represented in column (d), are reflected in the Summary Compensation Table because the Company does not provide above market or preferential returns on nonqualified deferred compensation.

(4)	The amounts in column (f) represent the EDCP balance as of December 31, 2019 for each of the individuals and include amounts deferred and aggregate earnings from previous years. These amounts include contributions reported in the summary compensation tables from 2017 and 2018 as follows: Mr. Seaton, $577,774; Mr. Stanski, $111,437; Mr. Hernandez, $241,839; and Mr. Flowers, $387,704.

(5)	Mr. de Haan is located in the Netherlands and therefore is not eligible to participate in the EDCP.

PENSION BENEFITS

Mr. de Haan holds an accumulated benefit in a defined benefit pension plan for employees in the Netherlands. The Netherlands Pension Plan accrued benefit for Mr. de Haan consists of two components:

•	Component 1: As part of the basic scheme for active Fluor employees with salaries below 57,030 EUR, 1.523% of his pensionable salary (salary minus 19,010 EUR) was accrued each year; and

•	Component 2: As part of the surplus scheme for active Fluor employees with salaries above 57,030 EUR, but capped at 107,593 EUR, an additional 1.195% of his pensionable salary (salary minus 57,030 EUR) was accrued each year.

Payments from this plan begin upon retirement and reaching age 67. The plan additionally offers accrual of a "Partner Pension," which pays to the participant's partner 70% of the participant's accrued benefit upon death of the participant during active service. The present value of Mr. de Haan's benefit under this plan as of December 31, 2019, as detailed in the chart below, was $1,330,000 (1,189,209 EUR), calculated using a discount rate of 1.20% and based on an exchange rate of 1.1184 US Dollars per EUR as of December 31, 2019.

The table below provides certain information on the retirement benefits available under the Netherlands Pension Plan to Mr. de Haan as of December 31, 2019.

(a)	(b)	(c)	(d)	(e)
Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year
Taco de Haan	Netherlands Pension Plan	28.17	$1,330,000	—

(1)	The amounts in column (c) represent Mr. de Haan’s years of service at December 31, 2019.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The tables below reflect the amount of compensation that would have become payable to each of the named executive officers under existing plans and arrangements if the named executive officer’s employment had terminated on December 31, 2019, given their compensation and service levels as of such date and, if applicable, based on the Company’s closing stock price on December 31, 2019. These benefits are in addition to amounts previously earned and to which they are entitled, regardless of the occurrence of any termination of employment, including then-exercisable stock options and vested amounts contributed or credited under the EDCP, as well as benefits generally available to all salaried employees, such as amounts accrued and vested through the Company’s retirement plans and payout of any accrued time off with pay (collectively, the “Pre-Termination Benefits”). The named executive officers are entitled to receive the Pre-Termination Benefits regardless of the manner by which their employment is terminated. As described under the scenarios set forth below, additional amounts may be received upon certain terminations, except upon a termination for cause in which case no additional amounts would be received.

The actual amounts that would be paid upon a named executive officer’s termination of employment can only be determined at the time of such termination and may be higher or lower than as reported below due to, among other things, the time during the year of any such termination, the Company’s stock price and the executive’s age. In addition, the Company may determine to enter into an agreement or to establish an arrangement providing additional benefits or amounts, or to alter the terms of benefits described below, as the Committee determines appropriate.

The tables below do not include Mr. Seaton and Mr. Stanski, who each stepped down from his position as CEO and CFO, respectively, during 2019, and who received payments pursuant to agreements with the Company that are described further under “Leadership Changes.”

Payments Made Upon Voluntary Termination/Retirement

As of December 31, 2019, Messrs. Hernandez, Steuert, Boeckmann and Flowers were eligible for retirement based on the Company’s age and years of service requirements. For these named executive officers, it was assumed that in the case of voluntary termination, they would elect retirement from the Company. Mr. de Haan was not eligible for retirement and would not be entitled to compensation upon voluntary termination, other than his Pre-Termination Benefits.

In the event of the voluntary termination of a named executive officer who is eligible for retirement, in addition to the Pre-Termination Benefits, upon the named executive officer signing a non-competition agreement and assuming the named executive officer has held the award for at least one year from the date of grant, unvested RSUs, options and VDI awards will continue to vest as previously scheduled.

Amounts reported in the tables below assume that the above requirements have been met.

Payments Made Upon Not for Cause Termination

Pursuant to Fluor’s Executive Severance Policy, in the event of the termination without cause of a named executive officer, in addition to the Pre-Termination Benefits and, for retirement eligible named executive officers, the items identified above under the heading “Payments Made Upon Voluntary Termination/Retirement,” the named executive officer will receive a cash severance benefit calculated as two weeks of base pay per year of service, with a minimum severance benefit of eight weeks and a maximum severance benefit of fifty-two weeks. In addition, upon Committee approval, the named executive officer may receive any annual incentive award earned during the fiscal year. Further, for Messrs. Hernandez and Boeckmann, the amount of their cash retention awards would become immediately payable. Amounts reported in the tables below assume that the Committee has approved the annual incentive payment at target, although the Committee retains discretion not to do so.

Payments Made Upon a Termination in Connection with a Change in Control

Pursuant to Fluor’s Change in Control Agreements with our named executives, in the event of a qualifying termination of a named executive officer within two years following a change in control, in addition to the Pre-Termination Benefits:

•	named executive officers will receive a lump sum cash payment equal to 3 times (in the case of Mr. Hernandez) or 2 times (in the case of the other named executive officers) the sum of (i) the named executive officer’s highest annual base salary during the three years immediately preceding termination plus (ii) target annual incentive for the year, determined immediately prior to the date of the change in control or date of termination, whichever yields the higher amount;

•	the named executive officers will receive the annual incentive earned during the fiscal year in which the termination occurs, prorated through the last full month worked by the named executive officer during the year of termination;

•	any equity-based compensation awards, other than performance-based equity awards, will become fully vested and exercisable or settled;

•	any remaining unvested VDI awards granted prior to 2018 will immediately vest at target performance levels; and

•	any remaining unvested VDI awards granted in 2018 or later will immediately vest based on actual results for any performance periods ending prior to the change in control and at target performance levels for any performance periods ending after the change in control.

A qualifying termination, generally, is a termination of the named executive officer without cause or a resignation by the named executive officer for good reason. “Cause” includes the named executive officer’s (i) fraud, (ii) conviction of a felony, (iii) material failure or refusal to perform his job duties in accordance with Company policies or (iv) a material violation of Company policy that causes substantial harm to the Company or its subsidiaries. “Good reason” includes a material diminution of the named executive officer’s aggregate compensation or his authority, duties or responsibilities (including as a result of a material diminution of the budget over which he retains authority), or a material diminution in the authority, duties or responsibilities of the named executive officer’s supervisor, but may also be triggered by a material breach of any agreement (including the change in control agreement) under which he provides services to the Company.

No gross-up for excise taxes, if any, is payable under the change in control agreements. The Company will, however, automatically reduce any payments under the agreement to the extent necessary to prevent payments being subject to the excise tax, but only if by reason of the reduction, the after-tax benefit of the reduced payments to the named executive officer exceeds the after-tax benefit if such reduction were not made.

Further, for Messrs. Hernandez and Boeckmann, the amount of their cash retention awards would become immediately payable.

Payments Made Upon Death or Termination in Connection with Disability

In the event of death of a named executive officer or termination of employment of a named executive officer as a result of total and permanent disability, in addition to the Pre-Termination Benefits, the named executives would be entitled to:

•	the annual incentive earned during the fiscal year in which the termination occurs, prorated through the last full month worked by the named executive officer during the year of termination, and paid upon approval of the Committee;

•	any equity-based compensation awards, other than performance-based equity awards, held for one year or longer will become fully vested and exercisable or settled; and

•	any remaining unvested VDI awards would vest as previously scheduled and be paid at actual performance if held more than one year.

Amounts reported in the tables below assume that the Committee has approved the annual incentive payment at target, although the Committee retains discretion not to do so.

The following tables show the potential payments that would be due to each named executive officer, in addition to the Pre-Termination Benefits, upon a voluntary termination; a termination without cause; a termination in connection with a change in control; and death or termination in connection with a disability occurring on December 31, 2019.

Carlos M. Hernandez Eligible for retirement	Voluntary Termination of Employment/Retirement		Not for Cause Termination of Employment		Termination of Employment in Connection with a Change in Control		Death or Termination due to Disability
Cash Severance Benefit	—	(1)	$507,692	(2)	$7,297,800	(3)	—	(1)
Annual Incentive Award	—	(4)	$1,332,600	(5)	$1,332,600	(6)	$1,332,600	(7)
Long-Term Incentive Awards
Stock Options	—	(8)	—	(8)	—	(9)	—	(10)
Restricted Stock Units	$390,212	(8)	$390,212	(8)	$1,831,303	(9)	$390,212	(10)
Value Driver Incentive (VDI)	$653,984	(8)	$653,984	(8)	$1,295,574	(9)	$653,984	(10)
Retention Award	—	(11)	$1,750,000	(11)	$1,750,000	(11)	$1,750,000	(11)
Total Value of Payments	$1,044,196		$4,634,488		$13,507,277		$4,126,796

D. Michael Steuert Eligible for retirement	Voluntary Termination of Employment/Retirement		Not for Cause Termination of Employment		Termination of Employment in Connection with a Change in Control		Death or Termination due to Disability
Cash Severance Benefit	—	(1)	$415,000	(2)	$1,660,000	(3)	—	(1)
Annual Incentive Award	—	(4)	—	(5)	—	(6)	—	(7)
Long-Term Incentive Awards
Stock Options	—	(8)	—	(8)	—	(9)	—	(10)
Restricted Stock Units	—	(8)	—	(8)	$1,865,684	(9)	—	(10)
Value Driver Incentive (VDI)	—	(8)	—	(8)	—	(9)	—	(10)
Total Value of Payments	—		$415,000		$3,525,684		—

Alan L. Boeckmann Eligible for retirement	Voluntary Termination of Employment/Retirement		Not for Cause Termination of Employment		Termination of Employment in Connection with a Change in Control		Death or Termination due to Disability
Cash Severance Benefit	—	(1)	$500,000	(2)	$1,670,000	(3)	—	(1)
Annual Incentive Award	—	(4)	$335,000	(5)	$335,000	(6)	$335,000	(7)
Long-Term Incentive Awards
Stock Options	—	(8)	—	(8)	—	(9)	—	(10)
Restricted Stock Units	—	(8)	—	(8)	$864,043	(9)	—	(10)
Value Driver Incentive (VDI)	—	(8)	—	(8)	—	(9)	—	(10)
Retention Award	—	(11)	$1,750,000	(11)	$1,750,000	(11)	$1,750,000	(11)
Total Value of Payments	—		$2,585,000		$4,619,043		$2,085,000

Garry W. Flowers Eligible for retirement	Voluntary Termination of Employment/Retirement		Not for Cause Termination of Employment		Termination of Employment in Connection with a Change in Control		Death or Termination due to Disability
Cash Severance Benefit	—	(1)	$562,400	(2)	$2,193,600	(3)	—	(1)
Annual Incentive Award	—	(4)	$534,400	(5)	$534,400	(6)	$534,400	(7)
Long-Term Incentive Awards
Stock Options	—	(8)	—	(8)	—	(9)	—	(10)
Restricted Stock Units	$222,708	(8)	$222,708	(8)	$1,622,755	(9)	$222,708	(10)
Value Driver Incentive (VDI)	$586,817	(8)	$586,817	(8)	$1,184,207	(9)	$586,817	(10)
Total Value of Payments	$809,525		$1,906,325		$5,534,962		$1,343,925

Taco de Haan Not eligible for retirement	Voluntary Termination of Employment/Retirement		Not for Cause Termination of Employment		Termination of Employment in Connection with a Change in Control		Death or Termination due to Disability
Cash Severance Benefit	—	(1)	$449,262	(2)	$1,800,800	(3)	—	(1)
Annual Incentive Award	—	(4)	$413,700	(5)	$413,700	(6)	$413,700	(7)
Long-Term Incentive Awards
Stock Options	—	(8)	—	(8)	—	(9)	—	(10)
Restricted Stock Units	—	(8)	—	(8)	$1,930,839	(9)	$135,842	(10)
Value Driver Incentive (VDI)	—	(8)	—	(8)	$687,051	(9)	$431,786	(10)
Total Value of Payments	—		$862,962		$4,832,390		$981,328

(1)	A severance benefit would not have been paid in the event of voluntary termination/retirement, death or disability.

(2)	The named executive officer would have received a cash severance benefit of two weeks of base salary per year of service upon a termination without cause. The minimum severance benefit is eight weeks and the maximum is 52 weeks of pay. The severance benefit is paid in a lump sum upon termination.

(3)	The named executive officer would have received a lump sum cash payment equal to (x) the sum of (i) the named executive officer’s highest annual base salary during the three years immediately preceding termination plus (ii) target annual incentive for the year, determined immediately prior to the date of the change in control or date of termination, whichever yields the higher amount, (y) multiplied by 3.0 in the case of Mr. Hernandez and 2.0 for other named executive officers.

(4)	The named executive officer would have forfeited any portion of the award earned in the year upon voluntary termination or retirement.

(5)	Upon Committee approval, the named executive officer may receive any annual incentive award earned during the fiscal year. This amount represents the 2019 annual incentive target and assumes approval. The annual incentive target for Mr. Hernandez reflects his prorated annual incentive target for 2019.

(6)	The named executive officer would receive an annual incentive payment earned for the current year, prorated for whole months worked. This amount represents the 2019 annual incentive target.

(7)	Upon approval, the named executive officer may receive any annual incentive award earned during the fiscal year. This amount represents the 2019 annual incentive target and assumes approval. The annual incentive target for Mr. Hernandez reflects his prorated annual incentive target for 2019.

(8)	For Messrs. Hernandez, Steuert, Boeckmann, and Flowers who are retirement eligible, this amount represents the value of unvested options, RSUs, 2017 VDI units (based on actual performance) and 2018 VDI units (at target) that they would have received if their voluntary retirement had occurred on December 31, 2019, with the reported value being based on the closing price of the Company’s common stock on December 31, 2019 ($18.88). For Mr. Flowers, this amount includes the value of 2018 VDI cash awards (based on actual performance). The value of the long-term incentive awards granted in 2019 is not included in this amount because the awards would have been forfeited if Messrs. Hernandez, Steuert, Boeckmann, and Flowers had retired on or before the first anniversary of the awards’ grant date.

The value of such 2019 awards (at target for VDI awards) as of December 31, 2019 is shown below:

Name	Stock Options	RSUs	VDI Units	VDI Cash
Carlos M. Hernandez	—	$1,441,092	$801,060	—
D. Michael Steuert	—	$1,865,684	—	—
Alan L. Boeckmann	—	$864,043	—	—
Garry W. Flowers	—	$1,400,046	—	$812,500

In the case of Mr. de Haan, pursuant to the terms of the applicable plan(s), he would have forfeited any unvested options, RSUs and VDI units because he is not retirement eligible.

(9)	This amount represents the value of unvested options, RSUs and VDI units and VDI cash awards that would have become vested assuming a change in control and a qualifying termination on December 31, 2019, based on the closing price of the Company’s common stock on December 31, 2019 ($18.88). Remaining unvested 2017 VDI units and VDI cash awards are reflected at target. Remaining unvested 2018 VDI awards are reflected at actual performance levels for the 2018 and 2019 performance period and at target for the 2020 performance period. Remaining unvested 2019 VDI awards are reflected at actual performance levels for the 2019 performance period and at target for the 2020 and 2021 performance periods. Remaining unvested 2018 and 2019 VDI cash awards are reflected at actual performance levels for the 2018 and 2019 one-year performance periods, respectively.

(10)	This amount represents the value of unvested options, RSUs, 2017 VDI units (based on actual performance) and 2018 VDI units (at target) as of December 31, 2019, which would have become vested assuming death or termination due to total and permanent disability on such date, based on the closing price of the Company’s common stock on December 31, 2019 ($18.88). Any remaining unvested 2018 VDI cash awards would have been paid out at the Committee-approved performance ratings. The values of the long-term incentive awards granted in 2019 are not included in this amount because the awards would have been forfeited upon the occurrence of the specified events on or before the first anniversary of the awards’ grant date. The value of such 2019 awards (at target for VDI awards) as of December 31, 2019 is shown below:

Name	Stock Options	RSUs	VDI Units	VDI Cash
Carlos M. Hernandez	—	$1,441,092	$801,060	—
D. Michael Steuert	—	$1,865,684	—	—
Alan L. Boeckmann	—	$864,043	—	—
Garry W. Flowers	—	$1,400,046	—	$812,500
Taco de Haan	—	$1,794,997	$295,774	—

(11)	This amount represents the cash retention payments to be made under retention awards for Messrs. Boeckmann and Hernandez in the event of death, disability, a Company-initiated termination other than on a for-cause basis, or termination in connection with a change-in-control.

PAY RATIO DISCLOSURE

The 2019 annual total compensation of the median-compensated of all our employees other than Carlos M. Hernandez, our CEO, was $67,856. Because we had a CEO transition in May 2019, and in accordance with SEC rules, we have elected to annualize our CEO’s compensation for purposes of the pay ratio based on the compensation of Mr. Hernandez, who was serving as CEO on October 1, 2019 (the anniversary of the determination date of the median-compensated employee). To annualize Mr. Hernandez’s compensation, we recalculated his annual total compensation assuming he had received a full-year of his base salary and perquisite allowance as CEO, but treating the other elements of his compensation as they are reported in the Summary Compensation Table. The 2019 annual total compensation of Mr. Hernandez using this methodology was $6,682,051, which is higher than his annual total compensation as reported in the Summary Compensation Table. The ratio of the 2019 annual total compensation of our CEO (as annualized) to the 2019 annual total compensation of our median-compensated employee was 98 to 1. The year-over-year decrease in the ratio is attributable to the change in our CEO in 2019.

Our median-compensated employee was originally identified in fiscal 2017. In order to identify the median-compensated employee, we selected fixed cash compensation paid to our employees from January 1, 2017 through October 1, 2017 as our consistently applied compensation measure. We define fixed cash compensation as any regular payment(s) (such as base salary), overtime pay and annual fixed allowance(s) that are guaranteed to the employee irrespective of performance. For employees who did not work for the entire nine-month period (and were not designated as temporary employees in our payroll records), we estimated their nine-month fixed cash compensation based on (i) the amount paid for the portion of the period that employees hired in 2017 worked or (ii) the planned salary for employees on a leave of absence.

As permitted by SEC rules, we excluded 16 employees in Aruba, 99 in Curacao, 1,774 in the Philippines, 651 in Trinidad and Tobago, and 327 in Kazakhstan who, in the aggregate, represented less than 5% of our total employee population of approximately 57,650 on October 1, 2017. As a result of these exclusions, the employee population used to identify our median employee was comprised of approximately 54,783 individuals.

In 2018, there was no change in Fluor’s employee population or employee compensation arrangements that the Company believed would have significantly impacted the Company’s pay ratio disclosure. However, due to a change in our 2017 median-compensated employee’s circumstances in 2018, which the Company believed would have resulted in a significant change in the pay ratio disclosure, the Company chose to substitute a median-compensated employee for purposes of the calculations of the ratio shown above. To select a substitute median-compensated employee, we identified an employee whose compensation in fiscal 2017 was substantially similar to that of our 2017 median-compensated employee based on the compensation measure used to identify our 2017 median-compensated employee.

In 2019, there was no change in Fluor’s employee population or employee compensation arrangements that the Company believes would significantly impact the Company’s pay ratio disclosure. We utilized the same median-employee identified in 2018 to calculate the 2019 pay ratio, and in calculating the pay ratio, we combined all of the elements of such employee’s compensation for 2019 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.

The SEC's rules for identifying the median-compensated employee and calculating the pay ratio based on that employee's annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratio.

DIRECTOR COMPENSATION

Our compensation philosophy for non-management directors is consistent with the philosophy established for the Company’s named executives. The compensation program is designed to attract and retain directors with the necessary experience to represent the Company’s stockholders and to advise the Company’s executive management. The Company believes that director compensation should be reasonable in light of what is customary for companies of similar size, scope and complexity. Providing a competitive compensation package is important because it enables us to attract and retain highly qualified directors who are critical to our long-term success. The compensation program is also designed to align the directors’ interests with the interests of stockholders over the long term. On an annual basis, the Committee considers market data for our Compensation Peer Group and input from the Committee’s independent compensation consultant regarding market practices for director compensation. The Company uses a combination of cash and stock-based awards to compensate non-management directors and reviews compensation data from the companies included in the Compensation Peer Group as well as companies from similar industry segments and our general industry. Directors who are employees of the Company receive no compensation for their service as directors.

Cash Compensation

For 2019, non-management directors received an annual cash retainer of $125,000, paid quarterly. The chair of the Audit Committee received an additional annual cash retainer in the amount of $20,000; the chairs of the Organization and Compensation, Governance and Commercial Strategies and Operational Risk Committees received an additional annual cash retainer in the amount of $15,000; the Lead Independent Director received an additional annual cash retainer in the amount of $35,000; and members of the Executive Committee who were not the chair of a committee received an additional annual cash retainer in the amount of $10,000. In 2019, the Committee recommended, and the Board approved, the establishment of an annual cash retainer for the Chair of the Commercial Strategies and Operational Risk Committee in the amount of $15,000, consistent with our practice of providing cash retainers to Chairs of our other Board committees, which was the only change to the director compensation program from 2018.

Stock-Based Compensation

Non-management directors receive an annual grant of RSUs with a total market value (based on the fair market value of the Company’s common stock on the NYSE on the date of grant) of $155,000 as of the date of the annual meeting of stockholders. The 2019 RSU awards vested immediately upon grant, but are subject to a three-year post-vest holding period. Non-management directors are required to own shares or share units in an amount equivalent to five times the annual retainer for Board service within five years of joining the Board. No changes were made to director stock-based compensation in 2019.

Deferred Compensation Program

Directors have the option of deferring receipt of directors’ fees and RSUs. Fees may be deferred until retirement, other termination of status as a director or, if elected by the director, a date at least two years after the end of the year in which they make a distribution election, pursuant to the 409A Director Deferred Compensation Program. Directors may elect to have deferred fees valued as if invested either wholly or partially in Company stock or one or more of 25 investment funds. Fee deferrals made into the Fluor Stock Valuation Fund prior to January 1, 2013 and maintained continuously for five years earn a 25% premium on the deferred amount deemed invested in Company stock via the Fluor Stock Valuation Fund. The 25% premium was discontinued for any deferrals made following January 1, 2013. All amounts from deferred fees in the deferral accounts are paid in cash based on the directors’ distribution elections.

RSUs may be deferred until retirement or other termination of status as a director and are invested in Company stock. RSU deferrals are paid in Fluor shares based on the directors’ distribution elections.

The Company does not guarantee the rate of return on any deferrals whether in fees or in RSUs.

Former Retirement Plan

In March 2003, a committee of disinterested directors determined that non-management directors who received restricted shares on March 11, 1997 in consideration of the cancellation of the Fluor Corporation Retirement Plan for Outside Directors could make an irrevocable election to surrender such shares upon their retirement, death or disability. The only remaining director who made this election is Mr. Fluor. In lieu of these shares, Mr. Fluor will receive the amount of his accrued retirement benefits at the time of the cancellation of the retirement plan upon his retirement, death or disability. These benefits equal the retainer fees at the time of cancellation multiplied by the number of years he served prior to the cancellation of the plan. This amount will be paid in a lump sum (reduced to present value based on the 10-year Treasury rate) at retirement.

DIRECTOR COMPENSATION TABLE

The table below summarizes the total compensation earned by each of the non-management directors serving in 2019.

(a)	(b)	(c)	(d)	(e)
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Peter K. Barker	$145,000	$155,025	$140	$300,165
Alan M. Bennett	$140,000	$155,025	$5,140	$300,165
Rosemary T. Berkery	$128,750	$155,025	$140	$283,915
David E. Constable	$35,000	—	$1,182	$36,182
Peter J. Fluor(4)	$171,250	$155,025	$140	$326,415
James T. Hackett	$125,000	$155,025	$5,140	$285,165
Thomas C. Leppert	$31,250	—	$47	$31,297
Samuel J. Locklear(5)	$187,500	$155,025	$94	$342,619
Deborah D. McWhinney	$125,000	$155,025	$140	$280,165
Armando J. Olivera	$125,000	$155,025	$5,140	$285,165
Matthew K. Rose	$125,000	$155,025	$140	$280,165
Nader H. Sultan(5)	$187,500	$155,025	$94	$342,619
Lynn C. Swann(5)	$187,500	$155,025	$94	$342,619

(1)	The amounts in column (b) represent fees paid for board retainers, committee chair retainers and the Lead Independent Director retainer.

(2)	The amounts in column (c) represent the fair market value of the RSUs granted in 2019 on the date of grant in accordance with ASC 718, calculated using the closing price of the Company’s common stock ($29.72) on the NYSE on May 2, 2019, the date of grant, less a liquidity discount of 11.68% related to the Post-Vest Holding Period on the common stock underlying these awards. Mr. Constable and Mr. Leppert did not receive a 2019 grant because they were not serving at the time of grant.

(3)	The amounts in column (d) may include the following, which amounts vary by director: charitable gift match, Company-paid premiums on director’s life insurance, spousal travel and any related tax gross-ups. Such amounts are detailed in a separate Director All Other Compensation table.

(4)	As of December 31, 2019, Mr. Fluor held 11,018 shares of unvested restricted stock. None of the other non-employee directors held any unvested stock or option awards as of such date.

(5)	In connection with their resignation from the Board in 2019, each of Messrs. Locklear, Swann and Sultan received a lump sum payment equal to the remainder of their annual board retainer.

DIRECTOR ALL OTHER COMPENSATION

The following table and related footnotes describe each component of the All Other Compensation column (column (d)) of the Director Summary Compensation Table for 2019.

(a)	(b)	(c)	(d)	(e)
Name	Charitable Gift Match ($)(1)	Life Insurance Premiums ($)(2)	Spousal Travel ($)(3)	Total ($)(4)
Peter K. Barker	—	$140	—	$140
Alan M. Bennett	$5,000	$140	—	$5,140
Rosemary T. Berkery	—	$140	—	$140
David E. Constable	—	$47	$1,135	$1,182
Peter J. Fluor	—	$140	—	$140
James T. Hackett	$5,000	$140	—	$5,140
Thomas C. Leppert	—	$47	—	$47
Samuel J. Locklear	—	$94	—	$94
Deborah D. McWhinney	—	$140	—	$140
Armando J. Olivera	$5,000	$140	—	$5,140
Matthew K. Rose	—	$140	—	$140
Nader H. Sultan	—	$94	—	$94
Lynn C. Swann	—	$94	—	$94

(1)	The amounts in column (b) represent Company matched charitable contributions (to a maximum of $5,000 per donor, per fiscal year) made to eligible institutions.

(2)	The amounts in column (c) represent Company-paid premiums for each director for non-contributory life insurance benefits.

(3)	The amounts in column (d) represent the incremental cost of business-related spousal travel and any corresponding tax gross-up for the business-related spousal travel.

(4)	The amounts in column (e) represent the total of columns (b) through (d).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 with respect to the shares of common stock that may be issued under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by stockholders(1)	7,900,533	$52.13	(2)	7,313,489
Equity compensation plans not approved by stockholders	—	—		—
Total	7,900,533	$52.13	(2)	7,313,489

(1)	Consists of (a) the Amended and Restated 2008 Executive Performance Incentive Plan, under which 4,155,754 shares are issuable upon exercise of outstanding options, 140,455 shares are issuable upon vesting of outstanding restricted stock units, 217,803 shares are issuable if specified performance target awards are met under outstanding VDI unit awards, and under which no shares remain for future issuance; (b) the 2017 Performance Incentive Plan, under which 1,225,723 shares are issuable upon exercise of outstanding options, 1,508,838 shares are issuable upon vesting of outstanding restricted stock units, 420,054 shares are issuable if specified performance target awards are met under outstanding VDI unit awards, but under which 7,313,489 shares remain available for issuance; (c) 40,389 vested restricted stock units deferred by non-associate directors participating in the 409A Director Deferred Compensation Program that are distributable in the form of shares; (d) 97,108 vested restricted stock units granted to non-associate directors that are subject to a post-vest holding period and for which shares have not been issued; and (e) 94,409 vested restricted stock units and VDI units deferred by executive officers under the 2008 Executive Performance Incentive Plan.

(2)	Weighted-average exercise price of outstanding options only.

Stock Ownership of Executive Officers and Directors

The following table contains information regarding the beneficial ownership of our common stock as of October 1, 2020 by:

•	each director and nominee for director;

•	each named executive officer; and

•	all current directors and executive officers of the Company as a group.

Except as otherwise noted, the individual or his or her family members had sole voting and investment power with respect to such shares.

Name of Beneficial Owner	Shares Beneficially Owned(1)	Fluor Stock-Based Holdings(2)	Percent of Shares Beneficially Owned(3)
Directors:
Peter K. Barker	22,922	48,542	*
Alan M. Bennett	11,898	28,308	*
Rosemary T. Berkery	14,564	34,963	*
Alan L. Boeckmann(4)	85,262	282,629	*
David E. Constable	—	—	*
E. Paulett Eberhart	8,000	8,000	*
Peter J. Fluor	140,298	398,342	*
James T. Hackett	24,301	45,840	*
Carlos M. Hernandez(4)	382,868	703,133	*
Thomas C. Leppert	—	—	*
Teri P. McClure	—	11,626	*
Deborah D. McWhinney	11,725	20,553	*
Armando J. Olivera	10,783	29,980	*
Matthew K. Rose	10,873	19,701	*
Named Executive Officers:
Garry W. Flowers	200,839	336,004	*
Taco de Haan	46,360	182,923	*
David T. Seaton(5)	779,150	1,016,395	*
Bruce A. Stanski(6)	154,056	217,730	*
D. Michael Steuert(7)	45,992	129,517	*
All directors and executive officers as a group (23 persons)	1,188,204	2,768,143	0.8%

*	owns less than 1% of the outstanding common stock

(1)	The number of shares of common stock beneficially owned by each person is determined under rules promulgated by the SEC. Under these rules, a person is deemed to have “beneficial ownership” of any shares over which that person has or shares voting or investment power, plus any shares that the person may acquire within 60 days. This number of shares beneficially owned therefore includes all restricted stock, shares held in the Company’s 401(k) plan, shares that may be acquired within 60 days pursuant to the exercise of stock options, vesting of RSU or vesting of VDI units, and shares that may be acquired within 60 days pursuant to the settlement of vested restricted stock units deferred by certain non-management directors under the Director Deferred Compensation Program. Included in the number of shares beneficially owned by Mr. Boeckmann, Mr. Hernandez, Mr. Flowers, Mr. de Haan, Mr. Seaton,

Mr. Stanski and Mr. Steuert, and all directors and officers as group, are 55,450, 227,842, 113,475, 39,243, 582,898, 119,945, 34,423 and 546,717 shares, respectively, subject to RSUs or VDI units vesting or options exercisable within 60 days after October 1, 2020. Included in the number of shares beneficially owned by Messrs. Barker, Fluor, Hackett, Olivera and Rose, and all directors and executive officers as a group, are 5,556, 8,300, 3,311, 8,300, 8,300 and 33,767 shares, respectively, that may be acquired within 60 days pursuant to the settlement of vested RSUs deferred under the Director Deferred Compensation Program.

(2)	Combines beneficial ownership of shares of our common stock with (i) deferred directors’ fees held by certain non-management directors as of October 1, 2020 in an account economically equivalent to our common stock (but payable in cash and some of which is unvested and attributable to the premium described in “Director Compensation” above), (ii) RSUs held by executive officers that vest more than 60 days after October 1, 2020 (which are payable in shares of common stock upon vesting) and (iii) vested RSUs that were granted to certain non-management directors that are subject to a post-vest holding period and for which shares have not been issued. This column indicates the alignment of the named individuals and group with the interests of the Company’s stockholders because the value of their total holdings will increase or decrease correspondingly with the price of Fluor’s common stock. The amounts described in this footnote are not included in the calculation of the percentages contained in the Percent of Shares Beneficially Owned column of this table.

(3)	The percent ownership for each stockholder on October 1, 2020 is calculated by dividing (i) the total number of shares beneficially owned by the stockholder by (ii) 140,325,562 shares (the total number of shares outstanding on October 1, 2020) plus any shares that may be acquired by that person within 60 days after October 1, 2020 as described under footnote 1 above.

(4)	Mr. Boeckmann and Mr. Hernandez are also named executive officers.

(5)	Stock ownership for Mr. Seaton reflects direct holdings as of May 1, 2019, the last day on which he served as an executive officer of the Company.

(6)	Stock ownership for Mr. Stanski reflects holdings as of July, 31, 2019, the last day on which he served as an executive officer of the Company.

(7)	Stock ownership for Mr. Steuert reflects holdings as of July 22, 2020, the last day on which he served as an executive officer of the Company.

Stock Ownership of Certain Beneficial Owners

The following table contains information regarding the beneficial ownership of our common stock as of the dates indicated below by the stockholders that our management knows to beneficially own more than 5% of our outstanding common stock. The percentage of ownership is calculated using the number of outstanding shares on October 1, 2020.

Name of Beneficial Owner	Shares Beneficially Owned		Percent of Class
BlackRock, Inc.	14,422,947	(1)	10.3%
Bernhard Capital Partners Management, LP	13,725,938	(2)	9.8%
The Vanguard Group	12,633,797	(3)	9.0%
Hotchkis and Wiley Capital Management, LLC	8,024,745	(4)	5.7%

(1)	Based on information contained in Amendment No. 6 to the Schedule 13G filed with the SEC on February 4, 2020 by BlackRock, Inc. (“BlackRock”), which indicates that, as of December 31, 2019, BlackRock and certain of its subsidiaries had sole voting power relative to 13,445,337 shares, shared voting power relative to 0 shares, sole dispositive power relative to 14,422,947 shares and shared dispositive power relative to 0 shares. The address of BlackRock is 55 East 52nd St., New York, NY 10055.

(2)	Based on information contained in Amendment No. 3 the Schedule 13D filed with the SEC on March 26, 2020 by certain affiliates of Bernard Capital Partners Management, LP (together with such affiliates, “Bernhard”), which indicates that, as of March 23, 2020: (i) ISICO-A, LLC had sole voting power relative to 5,403,232 shares, shared voting power relative to 0 shares, sole dispositive power relative to 5,403,232 and shared dispositive power relative to 0 shares, (ii) ISICO, LLC had sole voting power relative to 8,268,246 shares, shared voting power relative to 0 shares, sole dispositive power relative to 8,268,246 shares and shared dispositive power relative to 0 shares, (iii) BCP Fund II-A, LP had sole voting power relative to 5,403,232 shares, shared voting power relative to 0 shares, sole dispositive power relative to 5,403,232 shares and sole dispositive power relative to 0 shares, (iv) BCP Fund II, LP had sole voting power relative to 8,268,246 shares, shared voting power relative to 0 shares, sole dispositive power relative to 8,268,246 shares and shared dispositive power relative to 0 shares, (v) BCP Fund GP II, LP had sole voting power relative to 13,571,478 shares, shared voting power relative to 0 shares, sole dispositive power relative to 13,571,478 shares and shared dispositive power relative to 0 shares, (vi) BCP Fund UGP, LLC had sole voting power relative to 13,671,478 shares, shared voting power relative to 0 shares, sole dispositive power relative to 13,671,478 shares and shared dispositive power relative to 0 shares, (vii) Jeffrey Scott Jenkins had sole voting power relative to 0 shares, shared voting power relative to 13,671,478 shares, sole dispositive power relative to 0 shares and shared dispositive power relative to 13,671,478 shares, and (viii) James M. Bernhard Jr. had sole voting power relative to 54,460 shares, shared voting power relative to 13,671,478 shares, sole dispositive power relative to 54,460 shares and shared dispositive power relative to 13,725,938 shares. The address of Bernard is 400 Convention Street, Suite 1010, Baton Rouge, LA 70802.

(3)	Based on information contained in Amendment No. 7 to the Schedule 13G filed with the SEC on February 12, 2020 by The Vanguard Group (“Vanguard”), which indicates that, as of December 31, 2019, Vanguard had sole voting power relative to 70,684 shares, shared voting power relative to 26,804 shares, sole dispositive power relative to 12,551,446 shares and shared dispositive power relative to 82,351 shares. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(4)	Based on information contained in the Schedule 13G filed with the SEC on February 13, 2020 by Hotchkis and Wiley Capital Management, LLC (“Hotchkis”), which indicates that, as of December 31, 2019, Hotchkis had sole voting power relative to 7,415,645 shares, shared voting power relative to 0 shares, sole dispositive power relative to 8,024,745 shares and shared dispositive power relative to 0 shares. The address of Hotchkis is 601 S. Figueroa St., 39th Floor, Los Angeles, CA 90017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

The Company has adopted a written policy for the approval of transactions to which the Company is a party and in which the aggregate amount involved in the transaction will or may be expected to exceed $100,000 in any calendar year if any director, director nominee, executive officer, greater-than-5% beneficial owner or their respective immediate family members have or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity).

The policy provides that the Governance Committee reviews certain transactions and determines whether or not to approve or ratify those transactions. In doing so, the committee takes into account, among other factors it deems appropriate, whether the transaction is on terms that are no less favorable to the Company than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. In addition, the Board has delegated authority to the chair of the Governance Committee to pre-approve or ratify transactions where the aggregate amount involved is expected to be less than $1 million. A summary of any new transactions pre-approved by the chair is provided to the full Governance Committee for its review in connection with each regularly scheduled Governance Committee meeting.

The Governance Committee has considered and adopted standing pre-approvals under the policy for limited transactions with related persons. Pre-approved transactions include, but are not limited to:

•	employment of immediate family members of directors, director nominees, executive officers and greater-than-5% beneficial owners in non-executive positions with the Company;

•	business transactions with other companies at which a related person’s only relationship is as an employee (other than an executive officer) if the amount of business falls below the thresholds in NYSE listing standards and the Company’s director independence standards; and

•	contributions to non-profit organizations at which a related person’s only relationship is as an employee (other than an executive officer) or director if the aggregate amount involved does not exceed the lesser of $1 million or 2% of the organization’s consolidated gross annual revenues.

On September 10, 2019, the Company entered into an agreement with Mr. David T. Seaton, the Company’s former CEO, specifying the terms of Mr. Seaton’s departure from the Company. As part of that agreement, Mr. Seaton purchased a golf club membership from the Company for $150,000, which was the fair market value of such membership interest.

Alan L. Boeckmann, the Executive Chairman of our Board and the Company’s former CEO, receives distributions of deferred compensation and payments of supplemental benefits under arrangements that were previously disclosed and were approved by the Organization and Compensation Committee and the Board’s independent directors at the time he served as CEO and for which he chose annuity payments instead of lump sum payment.

Board Independence

In accordance with NYSE listing standards and our Corporate Governance Guidelines, our Board determines annually which directors are independent and, through the Governance Committee, oversees the independence of directors throughout the year. In addition to meeting the minimum standards of independence adopted by the NYSE, a director qualifies as “independent” only if the Board affirmatively determines that the director has no material relationship with the Company (either directly, or as a partner, stockholder or officer of an organization that has a relationship with the Company). A relationship is “material” if, in the judgment of the Board, the relationship would interfere with the director’s independent judgment.

Our Board has adopted director independence standards for assessing the independence of our directors. These criteria include restrictions on the nature and extent of any affiliations the directors and their immediate family members may have with us, our independent accountants, organizations with which we do business, other companies where our executive officers serve as compensation committee members and non-profit entities with which we have a relationship. Our independence standards are included in our Corporate Governance Guidelines, which are available on our website at www.fluor.com under the “Sustainability” — ”Governance” section.

The Board, as recommended by the Governance Committee, has determined that each of the Company’s current directors and director nominees (other than Mr. Boeckmann and Mr. Hernandez) are independent of the Company and its management under NYSE listing standards and the standards set forth in our Corporate Governance Guidelines. In addition, the Board previously determined that Admiral Samuel J. Locklear III, Mr. Nader H. Sultan and Mr. Lynn C. Swann, each of whom resigned from the Board during fiscal year 2019, were independent. The Board also determined that each of the members of the Audit, Commercial Strategies and Operational Risk, Governance and Organization and Compensation Committees has no material relationship with Fluor and is independent within the meaning of the NYSE listing standards and Fluor’s director independence standards for such committee.

In making its independence determination with regard to Mr. Constable, the Board considered his former role as an executive officer of the Company (until 2011) but noted that he has not provided services to the Company since then. Mr. Boeckmann and Mr. Hernandez are not independent under the NYSE listing standards and our Corporate Governance Guidelines because of their employment as the Executive Chairman and Chief Executive Officer of the Company, respectively.

Finally, the Board reviewed charitable contributions made to non-profit organizations for which Board members (or their respective spouses) serve as an employee or on the board of directors. Specifically, the Board considered that certain directors and/or their family members (Mr. Barker, Ms. Berkery, Mr. Hackett, Mr. Leppert, Ms. McWhinney, Mr. Olivera and Mr. Rose) are affiliated with non-profit organizations that received contributions from the Company in 2019, 2018 and/or 2017. No organization received contributions in a single year in excess of $100,000; and therefore these contributions fell well below the thresholds of the Company’s independence

Item 14.	Principal Accountant Fees and Services

Audit and Other Fees

The following table presents aggregate fees for professional audit services rendered by Ernst & Young LLP (“EY”) for the audit of the Company’s annual financial statements for fiscal years 2019 and 2018, and fees billed for other services provided by EY for fiscal years 2019 and 2018.

	Fiscal Year Ended (in millions)
	2019	2018
Audit Fees(1)	$12.8	$9.9
Audit-Related Fees(2)	0.4	0.4
Tax Fees(3)	0.3	0.3
All Other Fees	—	—
Total Fees Paid	$13.5	$10.6

(1)	Consists of fees relating to the annual audit, quarterly reviews, statutory audits, new accounting standards and comfort letters. 2019 audit fees also include additional fees related to the restatement of historical financial statements.

(2)	Consists of fees relating to benefit plan audits, accounting and reporting consultations, and financial due diligence related to acquisitions.

(3)	Consists of fees for tax compliance services (including preparation and filing of expatriate tax returns) and tax consulting services (including support for tax restructuring).

Audit Committee’s Pre-Approval Policy

The Audit Committee of our Board has policies and procedures that govern the pre-approval of all audit and non-audit services to be provided by our independent registered public accounting firm and prohibit certain services from being provided by our independent registered public accounting firm. The independent registered public accounting firm may not render any audit or non-audit service unless the service is approved in advance by the Audit Committee pursuant to its pre-approval policies and procedures. For any pre-approval, the Audit Committee confirms that such services are consistent with the rules of the SEC and the Public Company Accounting Oversight Board on auditor independence.

On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by our independent registered public accounting firm during the fiscal year. Management provides the Audit Committee a quarterly report listing services performed by, and fees paid to, the independent registered public accounting firm during the current fiscal year. The Audit Committee has delegated authority to the chair of the Audit Committee to pre-approve any audit or non-audit services to be provided to the Company by the independent registered public accounting firm for which the cost is less than $500,000. The chair must report any pre-approval pursuant to the delegation of authority to the Audit Committee at its next scheduled meeting, and the Audit Committee is then asked to ratify the pre-approved service.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this 2019 10-K:

1.	Financial Statements:

Our consolidated financial statements at December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements were filed as part of the Original Filing beginning on page F-1.

2.	Financial Statement Schedules:

No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.	Exhibits:

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 8, 2012).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on February 9, 2016).
3.3	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on March 25, 2020).
4.1	Senior Debt Securities Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of September 8, 2011 (incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on September 8, 2011).
4.2	First Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of September 13, 2011 (incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on September 13, 2011).
4.3	Second Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of June 22, 2012 (incorporated by reference to Exhibit 4.2 to the registrant's Registration Statement on Form S-3 (Commission file number 333-182283) filed on June 22, 2012).
4.4	Third Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of November 25, 2014 (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on November 25, 2014).
4.5	Fourth Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of March 21, 2016 (incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on March 21, 2016).
4.6	Fifth Supplemental Indenture between Fluor Corporation and Wells Fargo Bank, National Association, as trustee, dated as of August 29, 2018 (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on August 29, 2018).
4.7	Description of Securities (incorporated by reference to Exhibit 4.7 of the registrant’s Annual Report on Form 10-K (Commission file number 1-16129) filed on September 25, 2020).*
4.8	Rights Agreement dated as of March 25, 2020, by and between Fluor Corporation and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on March 25, 2020).
4.9	Amendment to Rights Agreement dated as of July 29, 2020, by and between Fluor Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K (commission file number 1-16129) filed on August 3, 2020).
10.1	Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 3, 2013).**

Exhibit	Description
10.2	Form of Option Agreement (2015 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.26 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on April 30, 2015).**
10.3	Form of Option Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**
10.4	Form of Value Driver Incentive Award Agreement (for the senior team, with a post-vesting holding period) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 5, 2016).**
10.5	Form of Value Driver Incentive Award Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**
10.6	Form of Value Driver Incentive Award Agreement (cash-based, for non-senior executives) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 5, 2016).**
10.7	Form of Restricted Stock Unit Agreement (for the senior team, with a post-vesting holding period) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 5, 2016).**
10.8	Form of Restricted Stock Unit Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**
10.9	Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 (Commission file number 333-217653) filed on May 4, 2017).**
10.10	Form of Restricted Stock Unit Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 3, 2018).**
10.11	Form of Option Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 3, 2018).**
10.12	Form of Value Driver Incentive Award Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 3, 2018).**
10.13	Fluor Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 29, 2008).**
10.14	Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on November 2, 2017).**
10.15	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2012).**
10.16	Retention Award, dated November 16, 2017, granted to Mr. Garry W. Flowers (incorporated by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 20, 2018).**
10.17	Retention Award, dated November 26, 2019, granted to Alan L. Boeckmann (incorporated by reference to Exhibit 10.17 of the registrant’s Annual Report on Form 10-K (Commission file number 1-16129) filed on September 25, 2020).* **
10.18	Retention Award, dated November 14, 2019, granted to Carlos M. Hernandez (incorporated by reference to Exhibit 10.18 of the registrant’s Annual Report on Form 10-K (Commission file number 1-16129) filed on September 25, 2020).* **
10.19	Retirement and Release Agreement, effective September 10, 2019, between the registrant and David T. Seaton (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on October 31, 2019).**
10.20	Retirement and Release Agreement, effective October 11, 2019, between the registrant and Bruce A. Stanski (incorporated by reference to Exhibit 10.20 of the registrant’s Annual Report on Form 10-K (Commission file number 1-16129) filed on September 25, 2020).* **

Exhibit	Description
10.21	Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.21 of the registrant’s Annual Report on Form 10-K (Commission file number 1-16129) filed on September 25, 2020).*
10.22	Form of Restricted Stock Unit Agreement granted to directors under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on August 3, 2017).**
10.23	Form of Restricted Stock Unit Agreement granted to directors (2018 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on August 2, 2018).**
10.24	Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on March 31, 2003).**
10.25	Fluor Corporation 409A Director Deferred Compensation Program, as amended and restated effective as of November 2, 2016 (incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**
10.26	Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) (Commission file number 1-16129) filed on November 22, 2000).**
10.27	Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 25, 2009).
10.28	Form of Change in Control Agreement entered into between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on June 29, 2010).**
10.29	$1,800,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on March 2, 2016).
10.30	Amendment No. 1, dated as of August 20, 2018, to $1,800,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission file number 1-16129) filed on August 23, 2018).
10.31	Amendment No. 2, dated as of April 2, 2020, to $1,800,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on April 3, 2020).
10.32	Amendment No. 3, dated as of July 7, 2020, to $1,800,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on July 8, 2020).
10.33	Amendment No. 4, dated as of September 17, 2020, to $1,800,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on September 21, 2020).
10.34	$1,700,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on March 2, 2016).
10.35	Amendment No. 1, dated as of August 20, 2018, to $1,700,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission file number 1-16129) filed on August 23, 2018).
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

Exhibit	Description
10.37	Amendment No. 3, dated as of July 7, 2020, to $1,700,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on July 8, 2020).
10.38	Amendment No. 4, dated as of September 17, 2020, to $1,700,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on September 21, 2020).
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of the registrant’s Annual Report on Form 10-K (Commission file number 1-16129) filed on September 25, 2020).*
23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the registrant’s Annual Report on Form 10-K (Commission file number 1-16129) filed on September 25, 2020).*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 of the registrant’s Annual Report on Form 10-K (Commission file number 1-16129) filed on September 25, 2020).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 of the registrant’s Annual Report on Form 10-K (Commission file number 1-16129) filed on September 25, 2020).*
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.†
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.†
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 of the registrant’s Annual Report on Form 10-K (Commission file number 1-16129) filed on September 25, 2020).*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 of the registrant’s Annual Report on Form 10-K (Commission file number 1-16129) filed on September 25, 2020).*
95	Mine Safety Disclosure (incorporated by reference to Exhibit 95 of the registrant’s Annual Report on Form 10-K (Commission file number 1-16129) filed on September 25, 2020).*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's 2019 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in the Exhibit 101 attachments).*

*	Previously filed with the Original Filing.
**	Management contract or compensatory plan or arrangement.
†	Filed with this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 14, 2020

FLUOR CORPORATION

By:	/s/ JOSEPH L. BRENNAN
Joseph L. Brennan,
Chief Financial Officer

