Form 10-Q
period 2020-03-31
FLUOR CORP
filed 2020-10-22
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of September 30, 2020, 140,609,216 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
Q1 2020 10-Q	Quarterly Report on Form 10-Q for the three months ended March 31, 2020
2019 10-K	Annual Report on Form 10-K for the year ended December 31, 2019
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Corporate G&A	Corporate general and administrative expense
COVID-19	Coronavirus pandemic of 2020
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
NCI	Noncontrolling interests
NuScale	NuScale Power, LLC
OCI	Other comprehensive income (loss)
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
Stork	Stork Holding B.V. and subsidiaries; Acquired by Fluor in 2016
VDI	Value Driver Incentive
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Revenue	$4,118,556	$4,133,612
Cost of revenue	4,057,159	4,070,859
Other (income) and expenses
Corporate general and administrative expense	(14,052)	58,621
Impairment, restructuring and other exit costs	297,604	27,368
Interest expense	18,323	18,630
Interest income	(12,052)	(12,892)
Total cost and expenses	4,346,982	4,162,586
Earnings (loss) from continuing operations before taxes	(228,426)	(28,974)
Income tax expense (benefit)	(66,831)	15,257
Net earnings (loss) from continuing operations	(161,595)	(44,231)
Net earnings (loss) from discontinued operations	(94,855)	(814)
Net earnings (loss)	(256,450)	(45,045)

Less: Net earnings (loss) attributable to NCI from continuing operations	9,509	23,859
Net earnings (loss) attributable to Fluor Corporation from continuing operations	(171,104)	(68,090)

Less: Net earnings (loss) attributable to NCI from discontinued operations	—	—
Net earnings (loss) attributable to Fluor Corporation from discontinued operations	(94,855)	(814)

Net earnings (loss) attributable to Fluor Corporation	$(265,959)	$(68,904)

Amounts attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(171,104)	$(68,090)
Net earnings (loss) from discontinued operations	(94,855)	(814)
Net earnings (loss)	$(265,959)	$(68,904)

Basic earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(1.22)	$(0.49)
Net earnings (loss) from discontinued operations	(0.68)	—
Net earnings (loss)	$(1.90)	$(0.49)

Diluted earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from continuing operations	$(1.22)	$(0.49)
Net earnings (loss) from discontinued operations	(0.68)	—
Net earnings (loss)	$(1.90)	$(0.49)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2020	2019
Net earnings (loss)	$(256,450)	$(45,045)
OCI, net of tax:
Foreign currency translation adjustment	(111,101)	42,196
Ownership share of equity method investees’ OCI	(8,172)	(2,322)
Defined benefit pension and postretirement plan adjustments	1,046	2,064
Unrealized gain (loss) on derivative contracts	(5,470)	3,457
Total OCI, net of tax	(123,697)	45,395
Comprehensive income (loss)	(380,147)	350
Less: Comprehensive income (loss) attributable to NCI	5,292	24,344
Comprehensive income (loss) attributable to Fluor Corporation	$(385,439)	$(23,994)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in thousands, except share and per share amounts)	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents ($441,709 and $392,772 related to VIEs)	$1,870,874	$1,997,199
Marketable securities ($66 related to VIEs in both periods)	6,477	7,262
Accounts and notes receivable, net ($279,915 and $329,548 related to VIEs)	1,097,800	1,217,464
Contract assets ($282,050 and $294,116 related to VIEs)	1,310,686	1,238,173
Other current assets ($21,166 and $32,271 related to VIEs)	477,013	389,565
Current assets held for sale	366,639	559,070
Total current assets	5,129,489	5,408,733

Noncurrent assets
Property, plant and equipment, net ($28,841 and $29,492 related to VIEs)	567,148	552,856
Goodwill	306,482	508,415
Investments	523,757	600,814
Deferred taxes	55,521	62,688
Deferred compensation trusts	280,589	341,235
Other assets ($44,265 and $45,425 related to VIEs)	429,483	491,917
Total noncurrent assets	2,162,980	2,557,925
Total assets	$7,292,469	$7,966,658

LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($379,524 and $501,525 related to VIEs)	$1,443,280	$1,546,840
Short-term borrowings	51,204	38,727
Contract liabilities ($289,616 and $232,160 related to VIEs)	1,138,019	1,157,788
Accrued salaries, wages and benefits ($31,253 and $31,178 related to VIEs)	586,807	609,094
Other accrued liabilities ($44,185 and $21,088 related to VIEs)	425,897	470,351
Current liabilities related to assets held for sale	65,339	82,322
Total current liabilities	3,710,546	3,905,122

Long-term debt	1,647,173	1,651,739
Deferred taxes	79,420	83,295
Other noncurrent liabilities ($10,468 and $11,366 related to VIEs)	645,165	742,410

Contingencies and commitments

Equity
Shareholders’ equity
Preferred stock — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 140,533,363 and 140,174,400 shares in 2020 and 2019, respectively	1,403	1,399
Additional paid-in capital	170,750	165,314
Accumulated OCI	(499,353)	(379,873)
Retained earnings	1,418,845	1,700,912
Total shareholders’ equity	1,091,645	1,487,752
NCI	118,520	96,340
Total equity	1,210,165	1,584,092
Total liabilities and equity	$7,292,469	$7,966,658
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2020	2019
OPERATING CASH FLOW
Net earnings (loss)	$(256,450)	$(45,045)
Adjustments to reconcile net earnings (loss) to operating cash flow:
Loss on impairment - continuing operations	297,604	—
Loss on impairment - discontinued operations	100,000	—
Depreciation	26,528	45,264
Amortization of intangibles	2,189	4,567
(Earnings) loss from equity method investments, net of distributions	1,354	2,115
(Gain) loss on sales of property, plant and equipment	(948)	(1,858)
Amortization of stock-based awards	5,977	13,242
Deferred compensation trust	44,346	(26,145)
Deferred compensation obligation	(48,944)	28,584
Deferred taxes	(5,055)	(21,174)
Net retirement plan accrual (contributions)	(5,833)	(3,577)
Changes in assets and liabilities	(227,504)	(16,566)
Other	2,993	3,117
Operating cash flow	(63,743)	(17,476)

INVESTING CASH FLOW
Purchases of marketable securities	(6,115)	(8,180)
Proceeds from the sales and maturities of marketable securities	6,921	124,299
Capital expenditures	(30,094)	(48,172)
Proceeds from sales of property, plant and equipment	13,465	10,720
Investments in partnerships and joint ventures	(5,971)	(12,001)
Other	56	1,090
Investing cash flow	(21,738)	67,756

FINANCING CASH FLOW
Dividends paid	(14,700)	(30,005)
Other borrowings	22,203	7,692
Distributions paid to NCI	(2,751)	(10,152)
Capital contributions by NCI	19,968	4,767
Taxes paid on vested restricted stock	(1,208)	(3,549)
Stock options exercised	—	1,466
Other	(884)	(39)
Financing cash flow	22,628	(29,820)

Effect of exchange rate changes on cash	(63,472)	20,571
Increase (decrease) in cash and cash equivalents	(126,325)	41,031
Cash and cash equivalents at beginning of period	1,997,199	1,764,746
Cash and cash equivalents at end of period	$1,870,874	$1,805,777
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	139,654	$1,396	$82,106	$(543,531)	$3,294,154	$2,834,125	$146,128	$2,980,253
Net earnings (loss)	—	—	—	—	(68,904)	(68,904)	23,859	(45,045)
Cumulative adjustment for the adoption of ASC 842	—	—	—	—	20,544	20,544	—	20,544
OCI	—	—	—	44,910	—	44,910	485	45,395
Dividends ($0.21 per share)	—	—	218	—	(29,923)	(29,705)	—	(29,705)
Distributions to NCI	—	—	—	—	—	—	(10,152)	(10,152)
Capital contributions by NCI	—	—	—	—	—	—	4,767	4,767
Other NCI transactions	—	—	1,035	—	—	1,035	(1,475)	(440)
Stock-based plan activity	455	3	11,097	—	—	11,100	—	11,100
BALANCE AS OF MARCH 31, 2019	140,109	$1,399	$94,456	$(498,621)	$3,215,871	$2,813,105	$163,612	$2,976,717

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	140,174	$1,399	$165,314	$(379,873)	$1,700,912	$1,487,752	$96,340	$1,584,092
Net earnings (loss)	—	—	—	—	(265,959)	(265,959)	9,509	(256,450)
Cumulative adjustment for the adoption of ASC 326	—	—	—	—	(1,977)	(1,977)	—	(1,977)
OCI	—	—	—	(119,480)	—	(119,480)	(4,217)	(123,697)
Dividends ($0.10 per share)	—	—	—	—	(14,131)	(14,131)	—	(14,131)
Distributions to NCI	—	—	—	—	—	—	(2,751)	(2,751)
Capital contributions by NCI	—	—	—	—	—	—	19,968	19,968
Other NCI transactions	—	—	672	—	—	672	(329)	343
Stock-based plan activity	359	4	4,764	—	—	4,768	—	4,768
BALANCE AS OF MARCH 31, 2020	140,533	$1,403	$170,750	$(499,353)	$1,418,845	$1,091,645	$118,520	$1,210,165
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. Principles of Consolidation
The financial statements do not include footnotes and certain financial information normally presented annually under GAAP, and therefore, should be read in conjunction with our 2019 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Although such estimates are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available including considerations for the potential impacts of the coronavirus COVID-19, the results of operations for the three months ended March 31, 2020 may not necessarily be indicative of results that can be expected for the full year.
The financial statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our financial position as of March 31, 2020 and our results of operations and cash flows for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2019 have been reclassified to conform to the 2020 presentation, which includes the segregation of discontinued operations and assets and liabilities held for sale. Segment operating information for 2019 has been recast to reflect changes in the composition of our reportable segments. Management has evaluated all material events occurring subsequent to March 31, 2020 through the filing date of the Q1 2020 10-Q.
In the first quarter of 2020, we decided to retain our government business, which had been included in discontinued operations since the third quarter of 2019. As a result, the government business is no longer reported as a discontinued operation for any period presented. Our plan to sell the AMECO equipment business remains unchanged and it remains reported as a discontinued operation. We expect to complete the sale of the AMECO equipment business within the year following the balance sheet date. The assets and liabilities of the AMECO business are classified as held for sale for all periods presented.
2. Recent Accounting Pronouncements
Accounting Pronouncements Implemented During the First Quarter of 2020

On January 1, 2020, we adopted ASC Topic 326, “Financial Instruments - Credit Losses,” which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The new guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. We adopted ASC 326 using the modified retrospective method, and accordingly, the new guidance was applied to financial assets measured at amortized cost (primarily accounts receivable and contract assets) that existed as of January 1, 2020 (the date of initial application). As a result, we recorded additional reserves for credit losses of $2 million and a cumulative effect adjustment to decrease retained earnings by $2 million as of January 1, 2020. The adoption of ASC 326 did not have a material impact on our results of operations or any impact on our cash flows. We utilize a combination of methods for estimating expected credit losses including loss rates, aging schedules and probability-of-default. In evaluating our historical loss rates, accounts receivable and contract assets are pooled into the following categories based on similar risk characteristics: (1) engineering, procurement and construction management; (2) government; (3) operations and maintenance; and (4) equipment leasing. Historical loss experience is adjusted for current conditions and reasonable and supportable forecasts, when applicable. Significantly aged receivables are evaluated individually by credit rating. For certain investments, we estimate the expected credit loss by multiplying the probability of default within a given timeframe by the percentage of the asset not expected to be collected due to default. Our reserve for credit losses amounted to $37 million and $35 million as of March 31, 2020 and December 31, 2019, respectively.
In the first quarter of 2020, we adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The adoption did not have a material impact on our financial statements.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

In the first quarter of 2020, we adopted ASU 2018-18, “Clarifying the Interaction between Topic 808 and Topic 606,” which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. The adoption did not have any impact on our financial statements.
In the first quarter of 2020, we adopted ASU 2018-17, “Targeted Improvements to Related Party Guidance for Variable Interest Entities,” which amends the guidance for determining whether a decision-making fee is a variable interest. The adoption did not have any impact on our financial statements.

In the first quarter of 2020, we adopted ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which requires customers in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The adoption did not have any impact on our financial statements.

In the first quarter of 2020, we adopted ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which amends certain disclosure requirements for fair value measurements. For example, public companies will now be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The adoption did not have any impact on our financial statements, but we have made additional disclosures related to the range and weighted average rates used to develop significant inputs for nonrecurring Level 3 measurements.
Accounting Pronouncements Not Yet Implemented

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” which amends certain disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 becomes effective for the company as of January 1, 2021, but management does not expect its adoption to have any impact on our financial statements.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

3. Earnings Per Share
Potentially dilutive securities include stock options, RSUs, restricted stock and VDI units. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Amounts attributable to Fluor Corporation:
Net earnings (loss) from continuing operations	$(171,104)	$(68,090)
Net earnings (loss) from discontinued operations	(94,855)	(814)
Net earnings (loss)	$(265,959)	$(68,904)

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,262	139,776

Net earnings (loss) from continuing operations	$(1.22)	$(0.49)
Net earnings (loss) from discontinued operations	(0.68)	—
Net earnings (loss)	$(1.90)	$(0.49)

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,262	139,776
Diluted effect:
Stock options, RSUs, restricted stock and VDI units(1)	—	—
Weighted average diluted shares outstanding	140,262	139,776

Net earnings (loss) from continuing operations	$(1.22)	$(0.49)
Net earnings (loss) from discontinued operations	(0.68)	—
Net earnings (loss)	$(1.90)	$(0.49)

Anti-dilutive securities not included above	5,545	4,776

(1)
Stock options, RSUs, restricted stock and VDI units totaling 438,000 and 740,000 were excluded from weighted average diluted shares outstanding for the three months ended March 31, 2020 and 2019, respectively, as the shares would be anti-dilutive.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

4. Operating Information by Segment and Geographic Area

	Three Months Ended March 31,
(in millions)	2020	2019
Revenue
Energy & Chemicals	$1,355.5	$1,474.7
Mining & Industrial	1,173.9	1,051.3
Infrastructure & Power	385.9	344.0
Government	717.7	756.1
Diversified Services	457.1	488.4
Other	28.5	19.1
Total revenue	$4,118.6	$4,133.6

Segment profit (loss)
Energy & Chemicals	$(6.4)	$12.2
Mining & Industrial	38.7	27.5
Infrastructure & Power	5.2	(21.8)
Government	30.9	38.4
Diversified Services	5.1	8.7
Other	(21.6)	(26.1)
Total segment profit (loss)	$51.9	$38.9

Corporate G&A	14.1	(58.6)
Impairment, restructuring and other exit costs	(297.6)	(27.4)
Interest income (expense), net	(6.3)	(5.7)
Earnings (loss) attributable to NCI from continuing operations	9.5	23.8
Earnings (loss) from continuing operations before taxes	$(228.4)	$(29.0)

Energy & Chemicals. Segment profit in 2019 included charges of $61 million (or $0.33 per diluted share) resulting from forecast revision for estimated cost growth on an offshore project and $31 million (or $0.22 per diluted share) resulting from the resolution of certain close-out matters with a customer.
Infrastructure & Power. Segment profit in 2019 included charges totaling $26 million (or $0.14 per diluted share) resulting from forecast revisions for estimated cost growth at certain lump-sum, power projects.
Diversified Services. Intercompany revenue for Diversified Services, excluded from the amounts shown above, was $77 million and $80 million for the three months ended March 31, 2020 and 2019, respectively.
Other. Segment loss for both periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. NuScale expenses included in the determination of segment loss were $23 million and $16 million for March 31, 2020 and 2019, respectively, and were reported net of qualified reimbursable expenses of $13 million for both periods.
Corporate G&A. Foreign currency gains and (losses) of $44 million and ($19 million) were included in corporate G&A during 2020 and 2019, respectively.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Total assets by segment are as follows:

(in millions)	March 31, 2020	December 31, 2019
Energy & Chemicals	$1,006.8	$1,139.3
Mining & Industrial	624.1	594.9
Infrastructure & Power	505.0	471.2
Government	623.8	629.1
Diversified Services	1,004.0	1,290.6
Other	43.4	68.5
Corporate	3,232.7	3,379.3

Energy & Chemicals. In 2020, we recognized an other-than-temporary impairment of $86 million for equity method investments in "Impairment, restructuring and other exit costs" related to Energy & Chemicals. We also recorded a reserve of $55 million on receivables and contract assets in 2020 for expected credit losses associated with certain joint venture clients in Mexico that were affected by the impacts of COVID-19 and declining oil prices.
Diversified Services. In 2020, we recognized impairment losses of $169 million on goodwill and $27 million on intangible customer relationships in the Diversified Services segment. Additionally, accounts receivable at March 31, 2020 decreased by $39 million compared to December 31, 2019.
Revenue by project location follows:

	Three Months Ended March 31,
(in millions)	2020	2019
North America	$2,445.0	$1,905.7
Asia Pacific (including Australia)	326.6	419.9
Europe	671.7	1,010.6
Central and South America	507.3	454.0
Middle East and Africa	168.0	343.4
Total revenue	$4,118.6	$4,133.6

5.	Impairment, Restructuring and Other Exit Costs
Restructuring and Other Exit Costs

During 2019, we initiated a broad restructuring plan designed to optimize costs and improve operational efficiency. These efforts primarily relate to the rationalization of resources, investments, real estate and overhead across various geographies, as well as the liquidation of certain components of the AMECO business that are being excluded from sale. We expect that our restructuring activities will be substantially completed in 2020. The company did not recognize any material restructuring costs during the three months ended March 31, 2020. Restructuring costs of $27 million, primarily related to severance, were recognized during the three months ended March 31, 2019. Costs recognized to date and the cumulative total cost expected to be incurred under the plan are reflected below:

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(in millions)	Recognized to Date	Expected to be Incurred
Restructuring and other exit costs:
Severance	$63.9	$70.0
Asset impairments	90.4	90.4
Entity liquidation costs (including the recognition of cumulative translation adjustments)	83.7	85.0
Other exit costs	2.0	5.0
Total restructuring and other exit costs	$240.0	$250.4

A reconciliation of the restructuring liabilities follows:

(in thousands)	Severance	Lease Exit Costs	Other	Total
Balance as of December 31, 2019	$46,303	$570	$307	$47,180
Restructuring charges accrued during the period	(67)	94	506	533
Cash payments / settlements during the period	(3,636)	(640)	(213)	(4,489)
Currency translation	(172)	—	—	(172)
Balance as of March 31, 2020	$42,428	$24	$600	$43,052

Impairment
Certain of our businesses have been adversely affected by the economic impacts of the outbreak of COVID-19 and the steep decline in commodity prices that occurred in the first quarter of 2020. Both of these events have created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business operations. We have experienced, and may continue to experience, reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial condition or financial distress, as well as governmental budget constraints. These impacts are expected to continue or worsen if stay-at-home, social distancing, travel restrictions and other similar orders or restrictions remain in place for an extended period of time or are re-imposed after being relaxed. Significant uncertainty still exists concerning the magnitude of the impact and duration of these events. Because of these events and their impact on our operations through the date of this filing, we performed interim impairment testing of our goodwill, intangible assets and investments and recognized the following charges during the first quarter of 2020, which were included in “Impairment, restructuring and other exit costs”:
•Impairment of goodwill associated with the Diversified Services reporting unit of approximately $169 million;
•Impairment of intangible customer relationships associated with the Stork business of $27 million;

•	Other-than-temporary impairment of equity method investments in the Energy & Chemicals business of $86 million; and
•Impairment of information technology assets totaling $16 million.
As part of our assessment of goodwill, the fair value of the reporting units was determined using an income based approach that utilized unobservable Level 3 inputs, including significant management assumptions such as expected awards, forecasted revenue and operating margins, weighted average cost of capital, working capital assumptions and general market trends and conditions.
The customer relationships' valuation approach utilized unobservable Level 3 inputs including ranges of assumptions of long-term revenue growth from 2% to 5.5% with a weighted average of 2.4%, weighted average cost of capital of 12% and a customer attrition factor of 10%.
The valuation of the equity method investments utilized unobservable Level 3 inputs based on the forecast of anticipated volumes and overhead absorption in a cyclical business.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

6. Income Taxes
The effective tax rate on earnings (loss) from continuing operations for the three months ended March 31, 2020 was 29.3% compared to (52.7)% for the three months ended March 31, 2019. The effective tax rate in 2020 was favorably impacted by the release of valuation allowances and rate benefits resulting from the carryback of our 2019 federal net operating loss as allowed by the CARES Act, enacted on March 27, 2020. This benefit was offset by an increase in the valuation allowance against foreign tax credit carryforwards and certain foreign losses, as well as a small addition to uncertain tax benefits. The effective tax rate for the quarter ended March 31, 2019 was unfavorably impacted by the U.S. tax on global intangible low-tax income and foreign income tax rates that exceed the U.S. statutory rate of 21%, as well as the establishment of valuation allowances against certain foreign losses. Earnings attributable to non-controlling interests from continuing operations, for which income taxes are not typically our responsibility, favorably impacted the effective tax rate for March 31, 2019.
7. Cash Paid for Interest and Taxes
Cash paid for interest was $27 million and $28 million during the quarter ended March 31, 2020 and 2019, respectively. Income tax payments, net of refunds, were $7 million and $33 million during the quarter ended March 31, 2020 and 2019, respectively.
8. Partnerships and Joint Ventures
In the normal course of business, we form partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less noncontrolling ownership or participation interest with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” was $175 million and $149 million as of March 31, 2020 and December 31, 2019, respectively.
During the first quarter of 2020, we evaluated our significant investments and determined that certain of our investments were other-than-temporarily impaired as of March 31, 2020. As a result, impairment charges of $86 million were recognized.
One of our more significant joint ventures is COOEC Fluor, in which we have a 49% ownership interest. COOEC Fluor owns, operates and manages the Zhuhai Fabrication Yard in China’s Guangdong province. We have a scheduled funding commitment to the joint venture of $26 million due at the end of 2020.
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
We also perform a qualitative assessment of each VIE to determine if we are its primary beneficiary. We conclude that we are the primary beneficiary and consolidates the VIE if we have both (a) the power to direct the economically significant

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. We consider the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if we are the primary beneficiary. We also consider all parties that have direct or implicit variable interests when determining whether we are the primary beneficiary. Management's assessment of whether we are the primary beneficiary of a VIE is continuously performed.
The net carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $256 million and $217 million as of March 31, 2020 and December 31, 2019, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse in nature. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of March 31, 2020 for the unconsolidated VIEs were $77 million.
In some cases, we are required to consolidate certain VIEs. As of March 31, 2020, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $763 million, respectively. As of December 31, 2019, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $798 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for our general operations.
We have agreements with certain VIEs to provide financial or performance assurances to clients, as discussed elsewhere.
9. Guarantees
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support project execution commitments. The performance guarantees have various expiration dates ranging from mechanical completion of the project to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $17 billion as of March 31, 2020. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The performance guarantee obligation was not material as of March 31, 2020 and December 31, 2019.
10. Contingencies and Commitments
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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

PLTP alleging breach of the PPPA. We believe that PLTP and PLTC’s terminations of the PPPA and DB Contract, respectively, were justified and are vigorously defending against the State’s lawsuit.
Other Matters
We have made claims arising from the performance under our contracts. We recognize revenue for certain claims, including change orders in dispute and unapproved change orders in regard to both scope and price, when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We estimate the amount of revenue to be recognized on claims using the expected value method (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever offers better prediction. Factors considered in determining whether revenue associated with claims should be recognized include the following: (a) the legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Similarly, we recognize disputed back charges to suppliers or subcontractors as a reduction of cost when the same requirements have been satisfied. We periodically evaluate our positions and the amounts recognized with respect to all of our claims and back charges. As of March 31, 2020 and December 31, 2019, we had recorded $209 million and $198 million, respectively, of claim revenue for costs incurred to date. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. We had also recorded disputed back charges totaling $2 million as of both March 31, 2020 and December 31, 2019. We believe the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 606.
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
On February 18, 2020, we announced that the SEC is conducting an investigation and has requested documents and information related to projects for which we recorded charges in the second quarter of 2019. On April 30, 2020, the Corporation received a subpoena from the U.S. Department of Justice (“DOJ”) seeking documents and information related to the second quarter 2019 charges; certain of the projects associated with those charges; and certain project accounting, financial reporting and governance matters. We are coordinating responses to the SEC and DOJ and cooperating in providing the requested documents and information, which efforts are ongoing.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

11. Contract Assets and Liabilities
The following summarizes information about our contract assets and liabilities:

(in millions)	March 31, 2020	December 31, 2019
Information about contract assets:
Contract assets
Unbilled receivables	$840	$851
Contract work in progress	471	387
Contract assets	$1,311	$1,238

Advance billings deducted from contract assets	$515	$574

	Three Months Ended March 31,
(in millions)	2020	2019
Information about contract liabilities:
Revenue recognized during the year that was included in contract liabilities as of January 1	$543	$581

12. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	March 31, 2020
Within 1 year	$14,775
1 to 2 years	8,103
Thereafter	6,514
Total remaining unsatisfied performance obligations	$29,392

13. Debt and Letters of Credit
As of March 31, 2020, letters of credit totaling $336 million were outstanding under committed lines of credit, which consist of a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. Each of the credit facilities may be increased up to an additional $500 million subject to certain conditions, and contain customary financial and restrictive covenants, including a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0 and a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries. As of March 31, 2020, our financial covenant limits our borrowings to approximately $675 million under our committed credit facilities. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.
Due to the delays in the preparation of our financial statements for the quarters ended March 31, 2020 and June 30, 2020, we were not in compliance with certain reporting covenants under these facilities. We have entered into amendments to extend the first, second and third quarter deadlines until October 31, November 30 and December 31, 2020, respectively.
As of March 31, 2020, letters of credit totaling $968 million were also outstanding under uncommitted lines of credit.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

14. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2020				December 31, 2019
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$7,091	$7,091	$—	$—	$7,719	$7,719	$—	$—
Derivative assets(2)
Foreign currency	14,640	—	14,640	—	7,167	—	7,167	—
Commodity	—	—	—	—	46	—	46	—

Liabilities:
Derivative liabilities(2)
Foreign currency	$18,168	$—	$18,168	$—	$6,561	$—	$6,561	$—
Commodity	6,985	—	6,985	—	1,247	—	1,247	—
_________________________________________________________

(1)
Consists of registered money market funds and an equity index fund. These investments, which are trading securities, represent the net asset value of the close of business at the end of the period based on the last trade or official close of an active market or exchange.

(2)	Foreign currency and commodity derivatives are estimated using pricing models with market-based inputs, which take into account the present value of estimated future cash flows.
We have measured assets and liabilities held for sale and certain other impaired assets at fair value on a nonrecurring basis.
The following summarizes information about financial instruments that are not required to be measured at fair value:

		March 31, 2020		December 31, 2019
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,109,348	$1,109,348	$1,014,138	$1,014,138
Cash equivalents(2)	Level 2	761,526	761,526	983,061	983,061
Marketable securities(3)	Level 2	6,477	6,477	7,262	7,262
Notes receivable, including noncurrent portion(4)	Level 3	24,513	24,513	28,117	28,117
Liabilities:
2016 Senior Notes(5)	Level 2	$553,050	$349,659	$557,185	$562,399
2014 Senior Notes(5)	Level 2	495,480	349,145	495,240	510,145
2018 Senior Notes(5)	Level 2	594,660	409,692	594,502	609,918
Other borrowings, including noncurrent portion(6)	Level 2	55,187	55,187	43,539	43,539
_________________________________________________________

(1)	Cash consists of bank deposits. Carrying amounts approximate fair value.

(2)
Cash equivalents consist of held-to-maturity time deposits with maturities of three months or less at the date of purchase. The carrying amounts of these time deposits approximate fair value because of the short-term maturity of these instruments.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(3)
Marketable securities consist of held-to-maturity time deposits with original maturities greater than three months that will mature within one year. The carrying amounts of these time deposits approximate fair value because of the short-term maturity of these instruments. Amortized cost is not materially different from the fair value.

(4)
Notes receivable are carried at net realizable value which approximates fair value. Factors considered by the company in determining the fair value include the credit worthiness of the borrower, current interest rates, the term of the note and any collateral pledged as security. Notes receivable are periodically assessed for impairment.

(5)	The fair value of the Senior Notes was estimated based on the quoted market prices for these issues as of the end of the period.

(6)
Other borrowings primarily represent bank loans and other financing arrangements which mature within one year. The carrying amount of borrowings under these arrangements approximates fair value because of the short-term maturity.

15. Stock-Based Plans
Our executive and director stock-based compensation plans are described, and informational disclosures are provided, in the 2019 10-K. In the first quarter of 2019, RSUs totaling 874,629 were granted to executives at a weighted-average grant date fair value of $38.30 per share. RSUs granted to executives in 2019 generally vest ratably over three years. The fair value of RSUs represents the closing price of our common stock on the date of grant discounted for the post-vest holding period, when applicable. There were no RSUs awarded to executives during the first quarter of 2020. RSUs awarded to executives during 2020 occurred in September following the filing of our 2019 10-K.
In the first quarter of 2019, performance-based VDI units totaling 350,532 were awarded to executives. These awards vest after a period of approximately three years and contain annual performance conditions for each of the three years of the vesting period. The performance targets for each year are generally established in the first quarter. Under GAAP, performance-based awards are not deemed granted for accounting purposes until the performance targets have been established. During the first quarter of 2019, units totaling 116,844, 68,866 and 72,601 under the 2019, 2018 and 2017 VDI plans, respectively, were granted at weighted-average grant date fair values of $39.72 per share, $42.24 per share and $35.18 per share, respectively. For awards granted under the 2019, 2018 and 2017 VDI plans, the number of units are adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the VDI award agreements. The grant date fair value is determined by adjusting the closing price of our common stock on the date of grant for the effect of the market condition and for the post-vest holding period discount, when applicable. Units granted under the 2019, 2018 and 2017 VDI plans can only be settled in company stock and are accounted for as equity awards in accordance with GAAP. There were no VDI units awarded to executives during the first quarter of 2020. VDI units awarded to executives during 2020 occurred in September following the filing of our 2019 10-K.
16. Retirement Plans
Net periodic pension expense for our defined benefit pension plans includes the following components:

		Three Months Ended March 31,
(in thousands)	Location of Component	2020	2019
Service cost	Cost of revenue	$4,384	$3,981
Interest cost	Corp G&A	2,394	4,975
Expected return on assets	Corp G&A	(6,356)	(8,279)
Amortization of prior service credit	Corp G&A	(218)	(225)
Recognized net actuarial loss	Corp G&A	1,402	2,619
Net periodic pension expense		$1,606	$3,071

We currently expect to contribute up to $15 million into our defined benefit pension plans during 2020, which is expected to be in excess of the minimum funding required. During the three months ended March 31, 2020, we made contributions of approximately $7 million.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

17. Derivatives and Hedging
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
Derivatives Designated as Hedges
As of March 31, 2020, we had total gross notional amounts of $726 million of foreign currency contracts (primarily related to the Canadian Dollar, Chinese Yuan, British Pound, Euro, Indian Rupee and Philippine Peso) and $1 million of commodity contracts that were designated as hedging instruments. The foreign currency contracts are of varying duration, none of which extend beyond March 2022. The commodity contracts expired in May 2020.
The fair values of derivatives designated as hedging instruments follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	March 31, 2020	December 31, 2019	Balance Sheet Location	March 31, 2020	December 31, 2019
Foreign currency contracts	Other current assets	$4,933	$2,871	Other accrued liabilities	$7,040	$1,585
Commodity contracts	Other current assets	—	10	Other accrued liabilities	158	—
Foreign currency contracts	Other assets	7,406	3,757	Noncurrent liabilities	11,128	4,747
Total		$12,339	$6,638		$18,326	$6,332

The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with derivative instruments designated as cash flow hedges follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI			After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31,			Three Months Ended March 31,
Cash Flow Hedges (in thousands)	2020	2019	Location of Gain (Loss)	2020	2019
Foreign currency contracts	$(5,140)	$2,696	Total cost of revenue	$626	$(499)
Commodity contracts	(111)	—	Total cost of revenue	12	—
Interest rate contracts	—	—	Interest expense	(419)	(262)
Total	$(5,251)	$2,696		$219	$(761)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Derivatives Not Designated as Hedges
As of March 31, 2020, we also had total gross notional amounts of $89 million of foreign currency contracts and $21 million of commodity contracts that were not designated as hedging instruments. The foreign currency contracts primarily related to contract obligations denominated in nonfunctional currencies. As of March 31, 2020, we had total gross notional amounts of $10 million associated with contractual foreign currency payment provisions that were deemed embedded derivatives. The gains and losses associated with derivatives not designated as hedges and embedded derivatives were not material during the three months ended March 31, 2020 and 2019.
18. Other Comprehensive Income (Loss)
The components of OCI follow:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$(111,101)	$—	$(111,101)	$44,210	$(2,014)	$42,196
Ownership share of equity method investees’ OCI	(2,519)	(5,653)	(8,172)	(3,495)	1,173	(2,322)
Defined benefit pension and postretirement plan adjustments	1,002	44	1,046	2,210	(146)	2,064
Unrealized gain (loss) on derivative contracts	(5,874)	404	(5,470)	4,634	(1,177)	3,457
Total OCI	(118,492)	(5,205)	(123,697)	47,559	(2,164)	45,395
Less: OCI attributable to NCI	(4,217)	—	(4,217)	485	—	485
OCI attributable to Fluor Corporation	$(114,275)	$(5,205)	$(119,480)	$47,074	$(2,164)	$44,910

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The changes in AOCI balances follow:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	Defined Benefit Pension and Postretirement Plans	Unrealized Gain (Loss) on Derivative Contracts	Accumulated OCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2019	$(242,950)	$(35,456)	$(99,197)	$(2,270)	$(379,873)
OCI before reclassifications	(106,884)	(8,313)	—	(5,251)	(120,448)
Amounts reclassified from AOCI	—	141	1,046	(219)	968
Net OCI	(106,884)	(8,172)	1,046	(5,470)	(119,480)
Balance as of March 31, 2020	$(349,834)	$(43,628)	$(98,151)	$(7,740)	$(499,353)

Attributable to NCI:
Balance as of December 31, 2019	$(5,051)	$—	$—	$—	$(5,051)
OCI before reclassifications	(4,217)	—	—	—	(4,217)
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	(4,217)	—	—	—	(4,217)
Balance as of March 31, 2020	$(9,268)	$—	$—	$—	$(9,268)

Attributable to Fluor Corporation:
Balance as of December 31, 2018	$(309,800)	$(23,672)	$(204,649)	$(5,410)	$(543,531)
OCI before reclassifications	41,711	(2,464)	—	2,696	41,943
Amounts reclassified from AOCI	—	142	2,064	761	2,967
Net OCI	41,711	(2,322)	2,064	3,457	44,910
Balance as of March 31, 2019	$(268,089)	$(25,994)	$(202,585)	$(1,953)	$(498,621)

Attributable to NCI:
Balance as of December 31, 2018	$(3,701)	$—	$—	$—	$(3,701)
OCI before reclassifications	485	—	—	—	485
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	485	—	—	—	485
Balance as of March 31, 2019	$(3,216)	$—	$—	$—	$(3,216)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The reclassifications out of AOCI follow:

	Location in Statement of Operations	Three Months Ended March 31,
(in thousands)		2020	2019
Component of AOCI:
Ownership share of equity method investees’ OCI	Cost of revenue	$(188)	$(189)
Income tax benefit	Income tax expense (benefit)	47	47
Net of tax		$(141)	$(142)

Defined benefit pension plan adjustments	Corporate G&A	$(1,002)	$(2,210)
Income tax benefit (expense)	Income tax expense (benefit)	(44)	146
Net of tax		$(1,046)	$(2,064)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Various accounts(1)	$642	$(845)
Interest rate contracts	Interest expense	(419)	(420)
Income tax benefit (expense)	Income tax expense (benefit)	(4)	504
Net of tax		$219	$(761)

(1)	Gains and losses on commodity and foreign currency derivative contracts were reclassified to "Cost of revenue" and "Corporate G&A".
19. Discontinued Operations
We expect to complete the sale of the AMECO equipment business, which is reported in discontinued operations, within the next year. The assets and liabilities of the AMECO business are classified as held for sale. Due to the impact of Covid-19 and the steep decline in oil prices on the AMECO business during the first quarter of 2020, we recognized impairment charges of $100 million, of which $12 million related to goodwill, to write down the AMECO assets held for sale to fair value less cost to sell. The fair value of the AMECO assets were determined using a combination of observable level 2 inputs, including indicative offers and ongoing negotiations for the related assets.
The legal fees associated with a previously divested business were reported in earnings (loss) from discontinued operations under "Other".

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Earnings from discontinued operations for the three months ended March 31, 2020 and 2019 follow:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in thousands)	AMECO	Other	Total	AMECO	Other	Total
Revenue	$60,538	$—	$60,538	$61,786	$—	$61,786
Cost of revenue	48,269	—	48,269	60,621	—	60,621
Corporate general and administrative expense	14	5,703	5,717	79	2,015	2,094
Impairment of assets held for sale	100,000	—	100,000	—	—	—
Interest expense (income), net	(50)	—	(50)	(76)	—	(76)
Total cost and expenses	148,233	5,703	153,936	60,624	2,015	62,639
Earnings (loss) before taxes from discontinued operations	(87,695)	(5,703)	(93,398)	1,162	(2,015)	(853)
Income tax expense (benefit)	1,457	—	1,457	427	(466)	(39)
Net earnings (loss) from discontinued operations	$(89,152)	$(5,703)	$(94,855)	$735	$(1,549)	$(814)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The carrying amounts of the major classes of assets and liabilities included as part of discontinued operations and classified as held for sale as of March 31, 2020 and December 31, 2019 follow:

	March 31, 2020					December 31, 2019
(in thousands)	AMECO	Other	Total from Discontinued Operations	Other Assets and Liabilities from Continuing Operations	Total	AMECO	Other	Total from Discontinued Operations	Other Assets and Liabilities from Continuing Operations	Total
Accounts and notes receivable, net	$49,305	$15,925	$65,230	$14,927	$80,157	$69,126	$15,925	$85,051	$17,513	$102,564
Contract assets	3,930	—	3,930	4,603	8,533	3,497	—	3,497	3,779	7,276
Other current assets	46,014	—	46,014	7,029	53,043	54,116	—	54,116	8,112	62,228
Current assets held for sale	$99,249	$15,925	$115,174	$26,559	$141,733	$126,739	$15,925	$142,664	$29,404	$172,068

Property, plant and equipment, net	$132,315	$—	$132,315	$59,683	$191,998	$232,792	$—	$232,792	$106,762	$339,554
Goodwill	37	—	37	7,311	7,348	12,338	—	12,338	9,295	21,633
Investments	—	—	—	6,118	6,118	—	—	—	7,293	7,293
Other assets	5,135	—	5,135	14,307	19,442	5,868	—	5,868	12,654	18,522
Noncurrent assets held for sale(1)	$137,487	$—	$137,487	$87,419	$224,906	$250,998	$—	$250,998	$136,004	$387,002
Total assets held for sale	$236,736	$15,925	$252,661	$113,978	$366,639	$377,737	$15,925	$393,662	$165,408	$559,070

Accounts payable	$14,438	$8	$14,446	$7,384	$21,830	$24,692	$—	$24,692	$6,702	$31,394
Contract liabilities	2,462	—	2,462	55	2,517	4,466	—	4,466	25	4,491
Accrued salaries, wages and benefits	8,177	—	8,177	118	8,295	8,913	—	8,913	919	9,832
Other accrued liabilities	7,604	461	8,065	10,288	18,353	9,451	—	9,451	11,562	21,013
Current liabilities held for sale	$32,681	$469	$33,150	$17,845	$50,995	$47,522	$—	$47,522	$19,208	$66,730

Noncurrent liabilities held for sale(1)	$3,638	$—	$3,638	$10,706	$14,344	$4,272	$—	$4,272	$11,320	$15,592
Total liabilities held for sale	$36,319	$469	$36,788	$28,551	$65,339	$51,794	$—	$51,794	$30,528	$82,322
(1) Noncurrent assets and liabilities held for sale were classified as current on the Condensed Consolidated Balance Sheet as we expect to complete the sale of AMECO business within one year.
Capital expenditures from discontinued operations were $8 million and $19 million during the three months ended March 31, 2020 and 2019, respectively.

FLUOR CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements and our 2019 10-K. Except as the context otherwise requires, the terms Fluor or the Registrant, as used herein, are references to Fluor Corporation and its predecessors and references to the company, we, us, or our as used herein shall include Fluor Corporation, its consolidated subsidiaries and joint ventures.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements made herein, including statements regarding our projected revenue and earnings levels, cash flow and liquidity, new awards and backlog levels and the implementation of strategic initiatives are forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of these forward-looking statements. We wish to caution readers that forward-looking statements, including disclosures which use words such as we “believe,” “anticipate,” “expect,” “estimate” and similar statements, are subject to various risks and uncertainties which could cause actual results of operations to differ materially from expectations. Factors potentially contributing to such differences include, among others:

•	The severity and duration of the COVID-19 pandemic and actions by governments, businesses and individuals in response to the pandemic;

•
The cyclical nature of many of the markets we serve, including our commodity-based business lines, and our client’s vulnerability to downturns, which may result in decreased capital investment or expenditures and reduced demand for our services;

•	Our failure to receive anticipated new contract awards and the related impact on revenue, earnings, staffing levels and cost;

•
Failure to accurately estimate the cost and schedule for our contracts, resulting in cost overruns or liabilities, including those related to project delays and those caused by the performance of our clients, subcontractors, suppliers and joint venture or teaming partners;

•	Failure to remediate material weaknesses in our internal controls over financial reporting or the failure to maintain an effective system of internal controls;

•	Failure to prepare and timely file our periodic reports, which limits our access to public markets to raise debt and equity capital and restricts our ability to issue equity securities;

•	The restatement of certain of our previously issued consolidated financial statements, which may result in unanticipated costs and may affect investor confidence and our reputation;

•
Intense competition in the global engineering, procurement and construction industry, which can place downward pressure on our contract prices and profit margins and may increase our contractual risks;

•
Failure to obtain favorable results in existing or future litigation, regulatory proceedings or dispute resolution proceedings (including claims for indemnification), or claims against project owners, subcontractors or suppliers;

•
Failure of our joint venture partners to perform their venture obligations, which could impact the success of those ventures and impose additional financial and performance obligations on us, resulting in reduced profits or losses;

•	Cybersecurity breaches of our systems and information technology;

•	Civil unrest, security issues, labor conditions and other unforeseeable events in the countries in which we do business, resulting in unanticipated losses;

•	Changes in global business, economic (including currency risk), political and social conditions;

•	Project cancellations, scope adjustments or deferrals, or foreign currency fluctuations, that could reduce the amount of our backlog and the revenue and profits that we earn;

•	Failure to maintain safe work sites;

•
Repercussions of events beyond our control, such as severe weather conditions, natural disasters, pandemics, political crises or other catastrophic events, that may significantly affect operations, result in higher cost or subject the company to liability claims by our clients;

•	Differences between our actual results and the assumptions and estimates used to prepare our financial statements;

•	Client delays or defaults in making payments;

•	Failure of our suppliers or subcontractors to provide supplies or services at the agreed-upon levels or times;

•	The availability of credit and restrictions imposed by credit facilities, both for the company and our clients, suppliers, subcontractors or other partners;

•	Possible limitations of bonding or letter of credit capacity;

•	Failure to successfully implement our strategic and operational initiatives;

•	The risks associated with acquisitions, dispositions or other investments, including the failure to successfully integrate acquired businesses;

•	Uncertainties, restrictions and regulations impacting our government contracts;
The inability to hire and retain qualified personnel;

•
The potential impact of changes in tax laws and other tax matters including, but not limited to, those from foreign operations, the realizability of our deferred tax assets and the ongoing audits by tax authorities;

•	Possible systems and information technology interruptions;

•	The impact of anti-bribery and international trade laws and regulations;

•	Failure of our employees, agents or partners to comply with laws, which could result in harm to our reputation and reduced profits or losses;
Our ability to secure appropriate insurance;

•	The impact of new or changing legal requirements, as well as past and future environmental, health and safety regulations including climate change regulations;

•	The failure to be adequately indemnified for our nuclear services;

•	Foreign exchange risks;

•	The loss of business from one or more significant clients;

•	The failure to adequately protect intellectual property rights;

•	Impairments to goodwill, investments, deferred tax assets or other intangible assets; and

•	Restrictions on possible transactions imposed by our charter documents, Delaware law and our stockholder rights agreement.
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
Due to known and unknown risks, our actual results may differ materially from its expectations or projections. While most risks affect only future cost or revenue anticipated by the company, some risks may relate to accruals that have already been reflected in earnings. Our failure to receive payments of accrued amounts or incurrence of liabilities in excess of amounts previously recognized could result in a charge against future earnings. As a result, the reader is cautioned to recognize and consider the inherently uncertain nature of forward-looking statements and not to place undue reliance on them.
Additional information concerning these and other factors can be found in our press releases and periodic filings with the SEC, including the discussion under the heading “Item 1A. — Risk Factors” in the 2019 10-K. These filings are available publicly on the SEC’s website at http://www.sec.gov, on our website at http://investor.fluor.com or upon request from our Investor Relations Department at (469) 398-7070. We cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating the company and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
Results of Operations - Comparison of First Quarter 2020 to First Quarter 2019
In the first quarter of 2020, we decided to retain our government business, which had been included in discontinued operations since the third quarter of 2019. As a result, the government business is no longer reported as a discontinued operation. Our plan to sell the AMECO equipment business remains unchanged and it remains reported as a discontinued operation. We expect to complete the sale of the AMECO equipment business within the year following the balance sheet date. The assets and liabilities of the AMECO business are classified as held for sale for all periods presented.
In light of our decision to retain our government business, we now report our operating results in the following six reportable segments:
◦Energy & Chemicals
◦Mining & Industrial
◦Infrastructure & Power
◦Government
◦Diversified Services
◦Other

(In millions)
THREE MONTHS ENDED MARCH 31	2020		2019
Revenue
Energy & Chemicals	$1,355.5		$1,474.7
Mining & Industrial	1,173.9		1,051.3
Infrastructure & Power	385.9		344.0
Government	717.7		756.1
Diversified Services	457.1		488.4
Other	28.5		19.1
Total revenue	$4,118.6		$4,133.6

Segment profit (loss) $ and margin %
Energy & Chemicals	$(6.4)	(0.5)%	$12.2	0.8%
Mining & Industrial	38.7	3.3%	27.5	2.6%
Infrastructure & Power	5.2	1.4%	(21.8)	(6.3)%
Government	30.9	4.3%	38.4	5.1%
Diversified Services	5.1	1.1%	8.7	1.8%
Other	(21.6)	NM	(26.1)	NM
Total segment profit (loss) $ and margin %(1)	$51.9	1.3%	$38.9	0.9%

Corporate G&A	14.1		(58.6)
Impairment, restructuring and other exit costs	(297.6)		(27.4)
Interest expense, net	(6.3)		(5.7)
Earnings (loss) attributable to NCI from continuing operations	9.5		23.8
Earnings (loss) from continuing operations before taxes	(228.4)		(29.0)
Income tax expense (benefit)	(66.8)		15.2
Net earnings (loss) from continuing operations	$(161.6)		$(44.2)

New awards
Energy & Chemicals	$1,542.3		$1,002.7
Mining & Industrial	1,600.5		723.2
Infrastructure & Power	7.3		533.1
Government	684.0		180.3
Diversified Services	357.0		809.8
Other	—		151.1
Total new awards	$4,191.1		$3,400.2

New awards related to projects located outside of the U.S.	59%		35%

Backlog	March 31, 2020		December 31, 2019
Energy & Chemicals	$14,093.8		$14,128.9
Mining & Industrial	5,502.6		5,383.9
Infrastructure & Power	5,655.0		6,079.4
Government	3,581.4		3,556.1
Diversified Services	2,343.9		2,541.6
Other	209.0		244.0
Total backlog	$31,385.7		$31,933.9

Backlog related to projects located outside of the U.S.	65%		67%
NM = Not meaningful

(1)
Total segment profit (loss) is a non-GAAP financial measure. We believe that total segment profit (loss) provides a meaningful perspective on our business results as it is the aggregation of individual segment profit (loss) measures that we use to evaluate and manage our business performance.

Our business has been adversely affected by the economic impacts of the outbreak of COVID-19 and the steep decline in commodity prices that occurred in the early part of 2020. Both of these events have created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business. We have experienced, and may continue to experience, reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial condition or financial distress, as well as governmental budget constraints. These impacts are expected to continue or worsen if stay-at-home, social distancing, travel restrictions and other similar orders or restrictions remain in place for an extended period of time or are re-imposed after being relaxed. Significant uncertainty still exists concerning the magnitude of the impact and duration of these events. Because of these events, we performed interim impairment testing of our goodwill, intangible assets and investments. We also evaluated the impact of these events on our reserves for credit risk and the fair value of our assets held for sale. During the first quarter of 2020, we recognized the following significant charges:

•	$298 million for impairments of goodwill, intangible assets, investments and other assets;

•	$55 million for current expected credit losses associated with Energy & Chemical clients;

•	$52 million for project positions for potential COVID-19 related schedule delays and associated cost growth; and

•	$100 million for impairments of assets held for sale (included in discontinued operations), of which $12 million related to goodwill.
During 2019, we recognized charges (related to cumulative catch up adjustments and loss projects) totaling $130 million in the Energy & Chemicals, Infrastructure & Power and Other segments. We also recognized $27 million related to impairments, restructuring and other exit costs.
The effective tax rate on earnings (loss) from continuing operations for the three months ended March 31, 2020 was 29.3% compared to (52.7)% for the three months ended March 31, 2019. The effective tax rate was favorably impacted by the release of valuation allowances and rate benefits resulting from the carryback of our 2019 federal net operating loss as allowed by the CARES Act, enacted on March 27, 2020. This benefit was offset by an increase in the valuation allowance against foreign tax credit carryforwards and certain foreign losses, as well as a small addition to uncertain tax benefits. The effective tax rate for the quarter ended March 31, 2019 was unfavorably impacted by the U.S. tax on global intangible low-tax income and foreign income tax rates that exceed the U.S. statutory rate of 21%, as well as the establishment of valuation allowance against certain foreign losses. Earnings attributable to non-controlling interests from continuing operations, for which income taxes are not typically our responsibility, favorably impacted the effective tax rate for March 31, 2019.
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
The lack of broad based new awards could continue to put pressure on our future earning streams, particularly in the Energy & Chemicals segment. The decrease in backlog during 2020 primarily resulted from the suspension of an Energy & Chemicals project and scope adjustments on two mining projects. As of March 31, 2020, 53% of our backlog consisted of fixed-price or lump-sum contracts compared to 52% as of December 31, 2019. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog differs from RUPO discussed elsewhere. Backlog includes the amount of revenue we expect to recognize under ongoing operations and maintenance contracts for the remainder of the current year renewal period plus up to three additional years if renewal is considered to be probable, while RUPO includes only the amount of revenue we expect to recognize under ongoing operations and maintenance contracts with definite terms and substantive termination provisions.

Segment Operations - Comparison of First Quarter 2020 to First Quarter 2019

Energy & Chemicals
Revenue in 2020 decreased compared to 2019 due to a decline in the volume of project execution activities for certain upstream, downstream and chemicals projects, some nearing completion. The revenue decline in 2020 was partially offset by the ramp up of project execution activity for a liquefied natural gas project.
Segment profit in 2020 was adversely affected by the recognition of reserves totaling $55 million for expected credit losses on clients whose credit worthiness deteriorated in 2020, as well as margin diminution on a percentage-of-completion basis of $40 million resulting from project positions taken with respect to COVID-19 related schedule delays and associated cost growth. Segment profit in 2019 included charges of $61 million resulting from forecast revisions for estimated cost growth on an offshore project and $31 million from the resolution of certain close-out matters with a customer. Excluding the items above, segment profit declined in 2020 due to the reduced execution activity of the upstream, downstream and chemicals projects discussed above, partially offset by the increase in activity for the liquefied natural gas project. The change in segment profit margin was primarily attributable to the same factors affecting segment profit.
New awards in 2020 increased compared to 2019 primarily due to a chemicals award of $1.2 billion to provide EPC services for a propane dehydrogenation unit. Backlog at March 31, 2020 remained relatively flat compared to December 31, 2019 despite the suspension of a downstream project. The lack of broad based new awards could continue to put pressure on the segment's earnings in the near and intermediate term.
Mining & Industrial

Revenue in 2020 increased compared to 2019 primarily due to increased project execution activities for several mining and advanced technologies projects, partially offset by a decline in a large life sciences project nearing completion.

Segment profit in 2020 increased compared to 2019 due to the increase in project execution activities for the projects mentioned above, partially offset by the decline in activity for the large life sciences project nearing completion. The increase in segment profit margin was the result of an increase in higher margin front-end study work in our mining business, partially offset by a shift in project execution activities for advanced technologies projects to lower margin construction management activities compared to 2019.

New awards in 2020 increased compared to 2019 primarily due to a large metals project in North America. Backlog at March 31, 2020 increased compared to December 31, 2019 despite project scope adjustments, primarily reductions in customer furnished materials, in our South American mining projects. A large mining project in Peru temporarily suspended site construction activities during the second quarter of 2020. Engineering and off site fabrication efforts continued and full site re-remobilization is anticipated by the end of 2020.
Infrastructure & Power
Revenue in 2020 increased compared to 2019 primarily due to prior year forecast revisions totaling $22 million for two large, power plant projects, which are now substantially complete. The increase in revenue during 2020 was further driven by an increase in project execution activities for several infrastructure projects, including a $40 million year-over-year increase on the Purple Line project, which was canceled in the third quarter of 2020.
Segment profit in 2020 improved compared to 2019 primarily due to recognized revisions of $26 million on the power plant projects in 2019. The increase in segment profit margin was primarily attributable to these same factors. Lower margin contributions from certain infrastructure projects for which charges were recognized during the latter part of 2019 may continue to adversely impact near term segment profit margin.
No significant awards were booked in the first quarter of 2020 in part due to more selectivity in pursuing such projects. Backlog at March 31, 2020 decreased compared to December 31, 2019 due to the lack of new awards.
Government
Revenue in 2020 decreased compared to 2019 primarily due to the completion of the Magnox project in the United Kingdom during the third quarter of 2019.

The decline in segment profit in 2020 reflects project positions taken during 2020 in recognition of the potential impacts of COVID-19, particularly as it relates to estimated fee recoveries on certain projects. The decrease in segment profit margin was primarily driven by these same factors.
New awards in 2020 increased compared to 2019 primarily due to an extension of a logistics assistance contract. Backlog at March 31, 2020 remained relatively flat compared to December 31, 2019. Total backlog included $1.5 billion and $1.9 billion of unfunded government contracts as of March 31, 2020 and December 31, 2019, respectively.
Diversified Services
As discussed elsewhere, most of the operating results of our AMECO equipment business are included in discontinued operations. The retained portion of the AMECO operations have been or are in the process of being liquidated and did not meet the qualifications of discontinued operations. These retained operations remain in the Diversified Services segment.
Revenue in 2020 decreased compared to 2019 due to lower volumes in the Stork business and lower contributions from the staffing business as a large project in North America nears completion. Revenue declines in 2020 were further driven by reduced volume from the retained AMECO operations.
Segment profit in 2020 decreased compared to 2019 primarily driven by the reduced volumes in the Stork business and the closure of the retained AMECO equipment business in Mexico. The decline in segment profit margin in 2020 was due to these same factors.
New awards in 2020 declined compared to 2019 as prior year new awards included a significant power services contract in North America. Backlog as of March 31, 2020 declined compared to December 31, 2019 primarily due to the decrease in new award activity and exchange rate fluctuations. The equipment and staffing businesses do not report backlog or new awards.
Other
Other includes the operations of NuScale, as well as two lump-sum, loss projects including a plant for which we serve as a subcontractor to a commercial client (the "Radford" project) and a weapons storage and maintenance facility (the "Warren" project).
Revenue during 2020 increased compared to 2019 primarily due to increased project execution activities for both the Radford and Warren projects.
Segment loss during 2020 improved compared to 2019, primarily due to recognition of losses for the Radford project during the first quarter of 2019. Our forecast for both projects is based on our assessment of the probable cost to finish the projects as well as our assessment of the recovery of unapproved change orders. If our forecasts for these projects are not achieved, revenue and segment profit could be further adversely affected. We continue to pursue recovery of all unapproved change orders associated with these projects.
NuScale expenses, net of qualified reimbursable expenses, included in the determination of segment loss, were $23 million and $16 million during the three months ended March 31, 2020 and 2019, respectively.
Corporate and Other Matters

(in millions)
THREE MONTHS ENDED MARCH 31	2020	2019
Corporate G&A
Compensation	$18.8	$33.0
Foreign currency (gains) losses	(44.0)	19.0
Other	11.1	6.6
Corporate G&A	$(14.1)	$58.6
Lower levels of compensation expense were recognized during 2020 primarily due to the deferral of long-term incentive award issuances until the latter half of 2020, as compared to the first quarter of 2019. During 2020, most major foreign currencies weakened against the U.S. dollar resulting in foreign currency exchange gains. During 2019, most major foreign currencies strengthened against the U.S. dollar resulting in foreign currency exchange losses.

Critical Accounting Policies and Estimates
Fair Value Measurements. We are often required to use fair value measurement techniques with inputs that require the use of estimates and involve significant judgment. These circumstances include:
•    Annual and interim goodwill impairment testing of reporting units when quantitative analysis is deemed necessary
•    Impairment testing of intangible assets when impairment indicators are present

•	Impairment testing of investments as part of other than temporary impairment assessments when impairment indicators are present
•    Fair value assessments of businesses held for sale that are reported at fair value less cost to sell
•    Purchase price allocations for acquired businesses

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
Due to the impact of COVID-19 and decline in commodity prices on our operations through the date of this filing, we performed interim impairment testing of our goodwill, intangibles and certain other investments and recognized impairment charges during the first quarter of 2020 of $169 million, $27 million and $86 million, respectively. All other factors being equal, a one hundred basis point change in the discount rates used in these valuations would change the fair value of these assets by $47 million, $2 million and $3 million, respectively.
Recent Accounting Pronouncements
See the Notes to Financial Statements.
Litigation and Matters in Dispute Resolution
See the Notes to Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and, when necessary, access to capital markets. We have both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. As of March 31, 2020, our financial covenant limits our borrowings to approximately $675 million under our committed credit facilities which expire in February 2022. We believe that for at least the next 12 months, cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements. However, we regularly review our sources and uses of liquidity and may pursue opportunities to increase our liquidity position. Our committed credit facilities contain customary financial and restrictive covenants, including the timely filing of financial statements and a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0. In order to accommodate the delays in filing our financial statements, we have entered into amendments with our lenders to extend the deadline for filing this Form 10-Q to October 31, 2020 and to extend the second and third quarter deadlines to November 30 and December 31, 2020, respectively, and we believe that we will satisfy the extended deadlines. Future losses and impairment charges could further reduce the amount of available credit capacity under our committed facilities.
Cash and cash equivalents combined with marketable securities were $1.9 billion as of March 31, 2020 and $2.0 billion as of December 31, 2019. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $949 million and $944 million as of March 31, 2020 and December 31, 2019, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.

In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $442 million and $393 million as of March 31, 2020 and December 31, 2019, respectively) were not necessarily readily available for general purposes. We also consider the extent to which client advances (which totaled $68 million and $69 million as of March 31, 2020 and December 31, 2019, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested overseas as of March 31, 2020 and December 31, 2019, other than unremitted earnings required to meet our working capital and long-term investment needs in foreign jurisdictions where we operate.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2020	2019
OPERATING CASH FLOW	$(63,743)	$(17,476)

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	806	116,119
Capital expenditures	(30,094)	(48,172)
Proceeds from sales of property, plant and equipment	13,465	10,720
Investments in partnerships and joint ventures	(5,971)	(12,001)
Other	56	1,090
Investing cash flow	(21,738)	67,756

FINANCING CASH FLOW
Dividends paid	(14,700)	(30,005)
Other borrowings	22,203	7,692
Distributions paid to NCI	(2,751)	(10,152)
Capital contributions by NCI	19,968	4,767
Other	(2,092)	(2,122)
Financing cash flow	22,628	(29,820)

Effect of exchange rate changes on cash	(63,472)	20,571
Increase (decrease) in cash and cash equivalents	(126,325)	41,031
Cash and cash equivalents at beginning of period	1,997,199	1,764,746
Cash and cash equivalents at end of period	$1,870,874	$1,805,777
Operating Activities
Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities which consist primarily of working capital balances for projects. Working capital levels vary from period to period and are primarily affected by our volume of work. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of its projects within budget. Working capital requirements also vary by project and the payments terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. We evaluate the counterparty credit risk of third parties as part of its project risk review process. We maintain adequate reserves for potential credit losses and generally such losses have been minimal and within management’s estimates. Additionally, certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances.

During the quarter ended March 31, 2020, working capital significantly increased. Specific factors related to the change in working capital include:

•	Decreases in accounts receivable in the Mining & Industrial, Government and Diversified Services segments, primarily related to normal billing and collection activities for various projects.

•	Increases in contract assets in the Mining & Industrial and Government segments, which resulted primarily from normal project execution activities.

•
Decreases in accounts payable in the Energy & Chemicals, Mining & Industrial, Infrastructure & Power and Diversified Services segments, which resulted primarily from normal invoicing and payment activities for several projects.

•	An increase in prepaid income taxes.
During the quarter ended March 31, 2019, working capital slightly increased. Specific factors related to the change in working capital include:

•
Decreases in accounts receivable in the Mining & Industrial, Government and Diversified Services segments, primarily related to normal billing and collection activities for various projects, including LOGCAP IV.

•	Increases in contract assets in the Mining & Industrial, Infrastructure & Power and Diversified Services segments, which resulted primarily from normal project execution activities.

•	A decrease in accounts payable in the Energy & Chemicals segment, which resulted primarily from normal invoicing and payment activities.
The decline in operating cash flow resulted primarily from a higher level of working capital outflows in 2020 compared to 2019.
We contributed $7 million and $9 million into our defined benefit pension plans during the three months ended March 31, 2020 and 2019, respectively. We currently expect to contribute up to $15 million during 2020, which is expected to be in excess of the minimum funding required.
Both periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. NuScale expenses included in the determination of segment profit were $23 million and $16 million for the three months ended March 31, 2020 and 2019, respectively. NuScale expenses were reported net of qualified reimbursable expenses of $13 million for both the three months ended March 31, 2020 and 2019.
Investing Activities
We hold cash in bank deposits and marketable securities which are governed by our investment policy. This policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. These investments may include money market funds, bank deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities. During the quarter ended March 31, 2019, proceeds from the sales and maturities of marketable securities primarily related to maturities of large time deposits at an infrastructure project as cash was needed to support project execution activities.
Capital expenditures primarily related to construction equipment associated with equipment operations now included in discontinued operations, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment primarily related to the disposal of construction equipment associated with the equipment business in discontinued operations.
Investments in unconsolidated partnerships and joint ventures during both the three months ended March 31, 2020 and 2019 primarily consist of capital contributions to an infrastructure joint venture in the United States. We have a future funding commitment to COOEC Fluor of $26 million due at the end of 2020.

Financing Activities
We have a common stock repurchase program, authorized by the Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. As of March 31, 2020, 10,513,093 shares could still be purchased under the existing stock repurchase program.
Quarterly cash dividends are typically paid during the month following the quarter in which they are declared. Therefore, dividends declared in the fourth quarter of 2019 were paid in the first quarter of 2020. Quarterly cash dividends of $0.10 per share and $0.21 per share were declared in the first quarter of 2020 and 2019, respectively. We have suspended our dividend as of April 29, 2020. The payment and level of future cash dividends is subject to the discretion of our Board of Directors.
Other borrowings represent short-term bank loans and other financing arrangements associated with Stork.
Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in 2019 primarily related to a mining joint venture project in Chile.
Effect of Exchange Rate Changes on Cash
During the three months ended March 31, 2020, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $111 million, of which $63 million related to cash held by foreign subsidiaries. During the three months ended March 31, 2019, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains $44 million, of which $21 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore our exposure to exchange gains and losses is generally mitigated.
Off-Balance Sheet Arrangements
As of March 31, 2020, letters of credit totaling $336 million were outstanding under our committed lines of credit, which consist of a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. Each of the credit facilities contain customary financial and restrictive covenants, including the timely filing of financial statements and a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0 and a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.
As of March 31, 2020, letters of credit totaling $968 million were also outstanding under uncommitted lines of credit
Letters of credit are provided in the ordinary course of business primarily to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients. These agreements are entered into primarily to support project execution commitments. The performance guarantees have various expiration dates ranging from mechanical completion of the project to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $17 billion as of March 31, 2020. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The performance guarantee obligation was not material as of March 31, 2020 and December 31, 2019.
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.
Variable Interest Entities
We frequently form joint ventures or partnerships with others primarily for the execution of single contracts or projects. We assess our joint ventures and partnerships at inception to determine if any meet the qualifications of a VIE as defined in GAAP. If a joint venture or partnership is a VIE and we are the primary beneficiary, the joint venture or partnership is consolidated and our partners' interests are recognized as NCI. For further discussion of our VIEs, see Notes to the Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk in the first quarter of 2020. Accordingly, the disclosures provided in the 2019 10-K remain current.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) were not effective as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.
In light of the material weaknesses in our ICFR, we performed extensive additional analysis and other procedures to validate that our financial information contained in this Form 10-Q was prepared in accordance with US GAAP. Following such additional analysis and procedures, our management, including our CEO and CFO, has concluded that our financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Form 10-Q, in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	Three Months Ended March 31,
(in millions)	2020	2019
Backlog, January 1	$31,933.9	$40,050.7
New awards	4,191.1	3,400.2
Adjustments and cancellations, net	(654.1)	57.5
Work performed	(4,085.2)	(4,084.4)
Backlog, March 31	$31,385.7	$39,424.0

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
For information on matters in dispute, see Note 12 to the Financial Statements included in the 2019 10-K, and Note 10 to the Financial Statements under Part I, Item 1 of this report.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2019 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information for the quarter ended March 31, 2020 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
January 1 — January 31, 2020	—	$—	—	10,513,093
February 1 — February 29, 2020	—	—	—	10,513,093
March 1 — March 31, 2020	—	—	—	10,513,093
Total	—	$—	—
_________________________________________________________

(1)
The share repurchase program was originally announced on November 3, 2011 for 12,000,000 shares and has been amended to increase the size of the program by an aggregate 34,000,000 shares, most recently in February 2016 with an increase of 10,000,000 shares. We continue to repurchase shares from time to time in open market transactions or privately negotiated transactions, including through pre-arranged trading programs, at our discretion, subject to market conditions and other factors and at such time and in amounts that we deem appropriate.

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

4.1
Rights Agreement dated as of March 25, 2020, by and between Fluor Corporation and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on March 25, 2020.

4.2
Amendment to Rights Agreement dated as of July 29, 2020, by and between Fluor Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K (commission file number 1-16120) filed on August 3, 2020.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) of the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q1 2020 10-Q for the three months ended March 31, 2020, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________

*	New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	October 22, 2020	By:	/s/ Joseph L. Brennan
Joseph L. Brennan
Chief Financial Officer

Date:	October 22, 2020	By:	/s/ John C. Regan
John C. Regan
Chief Accounting Officer