Form 10-Q
period 2020-06-30
FLUOR CORP
filed 2020-11-12
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 30, 2020, 140,620,842 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2019 10-K	Annual Report on Form 10-K for the year ended December 31, 2019
2019 Period	Six months ended June 30, 2019
2019 Quarter	Three months ended June 30, 2019
2020 Period	Six months ended June 30, 2020
2020 Quarter	Three months ended June 30, 2020
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Cont Ops	Continuing operations
Corporate G&A	Corporate general and administrative expense
COVID-19	Coronavirus pandemic of 2020
Disc Ops	Discontinued operations
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
NCI	Noncontrolling interests
NM	Not meaningful
NuScale	NuScale Power, LLC
OCI	Other comprehensive income (loss)
Q1 2020 10-Q	Quarterly Report on Form 10-Q for the three months ended March 31, 2020
Q2 2020 10-Q	Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
Stork	Stork Holding B.V. and subsidiaries; Acquired by Fluor in 2016
VDI	Value Driver Incentive
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenue	$4,090,993	$4,146,404	$8,209,549	$8,280,016
Cost of revenue	4,023,530	4,577,607	8,080,690	8,648,467
Other (income) and expenses
Corporate general and administrative expense	39,737	49,932	25,685	108,553
Impairment, restructuring and other exit costs	5,058	26,671	302,662	54,039
Interest expense	17,091	18,876	35,414	37,506
Interest income	(5,302)	(14,816)	(17,354)	(27,709)
Total cost and expenses	4,080,114	4,658,270	8,427,097	8,820,856
Earnings (loss) from Cont Ops before taxes	10,879	(511,866)	(217,548)	(540,840)
Income tax expense (benefit)	31,085	(75,757)	(35,747)	(60,500)
Net earnings (loss) from Cont Ops	(20,206)	(436,109)	(181,801)	(480,340)
Net earnings (loss) from Disc Ops	1,944	(16,591)	(92,911)	(17,405)
Net earnings (loss)	(18,262)	(452,700)	(274,712)	(497,745)

Less: Net earnings (loss) attributable to NCI from Cont Ops	6,728	(38,679)	16,237	(14,820)
Net earnings (loss) attributable to Fluor Corporation from Cont Ops	(26,934)	(397,430)	(198,038)	(465,520)
Net earnings (loss) attributable to Fluor Corporation from Disc Ops	1,944	(16,591)	(92,911)	(17,405)
Net earnings (loss) attributable to Fluor Corporation	$(24,990)	$(414,021)	$(290,949)	$(482,925)

Basic earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from Cont Ops	$(0.19)	$(2.84)	$(1.41)	$(3.33)
Net earnings (loss) from Disc Ops	0.01	(0.11)	(0.66)	(0.12)
Net earnings (loss)	$(0.18)	$(2.95)	$(2.07)	$(3.45)

Diluted earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from Cont Ops	$(0.19)	$(2.84)	$(1.41)	$(3.33)
Net earnings (loss) from Disc Ops	0.01	(0.11)	(0.66)	(0.12)
Net earnings (loss)	$(0.18)	$(2.95)	$(2.07)	$(3.45)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net earnings (loss)	$(18,262)	$(452,700)	$(274,712)	$(497,745)
OCI, net of tax:
Foreign currency translation adjustment	31,072	(14,536)	(80,029)	27,660
Ownership share of equity method investees’ OCI	(10,654)	(2,465)	(18,826)	(4,787)
Defined benefit plan adjustments	955	2,039	2,001	4,103
Unrealized gain (loss) on derivative contracts	1,765	2,238	(3,705)	5,695
Total OCI, net of tax	23,138	(12,724)	(100,559)	32,671
Comprehensive income (loss)	4,876	(465,424)	(375,271)	(465,074)
Less: Comprehensive income (loss) attributable to NCI	9,149	(38,957)	14,441	(14,613)
Comprehensive income (loss) attributable to Fluor Corporation	$(4,273)	$(426,467)	$(389,712)	$(450,461)
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in thousands, except share and per share amounts)	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents ($547,487 and $392,772 related to VIEs)	$1,969,593	$1,997,199
Marketable securities ($66 related to VIEs in both periods)	12,711	7,262
Accounts and notes receivable, net ($245,081 and $329,548 related to VIEs)	1,146,761	1,217,464
Contract assets ($266,485 and $294,116 related to VIEs)	1,069,507	1,238,173
Other current assets ($25,943 and $32,271 related to VIEs)	459,979	389,565
Current assets held for sale	368,835	517,100
Total current assets	5,027,386	5,366,763

Noncurrent assets
Property, plant and equipment, net ($35,004 and $29,492 related to VIEs)	568,606	594,826
Goodwill	322,652	508,415
Investments	528,251	600,814
Deferred taxes	68,225	62,688
Deferred compensation trusts	309,255	341,235
Other assets ($43,218 and $45,425 related to VIEs)	416,399	491,917
Total noncurrent assets	2,213,388	2,599,895
Total assets	$7,240,774	$7,966,658

LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($414,453 and $501,525 related to VIEs)	$1,428,785	$1,546,840
Short-term borrowings	53,102	38,728
Contract liabilities ($262,786 and $232,160 related to VIEs)	1,015,385	1,157,788
Accrued salaries, wages and benefits ($31,975 and $31,178 related to VIEs)	570,416	609,094
Other accrued liabilities ($65,598 and $21,088 related to VIEs)	475,113	470,350
Current liabilities related to assets held for sale	62,278	82,322
Total current liabilities	3,605,079	3,905,122

Long-term debt	1,654,831	1,651,739
Deferred taxes	74,787	83,295
Other noncurrent liabilities ($9,486 and $11,366 related to VIEs)	675,183	742,410

Contingencies and commitments

Equity
Shareholders’ equity
Preferred stock — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 140,565,020 and 140,174,400 shares in 2020 and 2019, respectively	1,403	1,399
Additional paid-in capital	175,089	165,314
AOCI	(478,636)	(379,873)
Retained earnings	1,393,866	1,700,912
Total shareholders’ equity	1,091,722	1,487,752
NCI	139,172	96,340
Total equity	1,230,894	1,584,092
Total liabilities and equity	$7,240,774	$7,966,658
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(in thousands)	2020	2019
OPERATING CASH FLOW
Net earnings (loss)	$(274,712)	$(497,745)
Adjustments to reconcile net earnings (loss) to operating cash flow:
Impairment expense - Cont Ops	297,604	39,115
Impairment expense - Disc Ops	100,000	—
Depreciation	54,540	87,871
Amortization of intangibles	2,381	9,043
(Earnings) loss from equity method investments, net of distributions	1,216	7,891
Loss on sale of investment	10,780	—
(Gain) loss on sales of property, plant and equipment	(2,575)	(3,552)
Amortization of stock-based awards	9,356	29,803
Deferred compensation trust	10,881	(34,412)
Deferred compensation obligation	(12,486)	36,593
Deferred taxes	(17,424)	(127,665)
Net retirement plan accrual (contributions)	(7,234)	(1,827)
Changes in assets and liabilities	(115,170)	541,543
Other	6,931	4,777
Operating cash flow	64,088	91,435

INVESTING CASH FLOW
Purchases of marketable securities	(12,495)	(23,409)
Proceeds from the sales and maturities of marketable securities	6,995	164,964
Capital expenditures	(58,959)	(100,840)
Proceeds from sales of property, plant and equipment	24,348	25,179
Investments in partnerships and joint ventures	(24,022)	(27,056)
Other	4,534	5,164
Investing cash flow	(59,599)	44,002

FINANCING CASH FLOW
Dividends paid	(28,720)	(59,324)
Other borrowings	20,567	12,637
Distributions paid to NCI	(10,831)	(15,572)
Capital contributions by NCI	39,520	7,821
Taxes paid on vested restricted stock	(1,313)	(3,572)
Other	(1,435)	201
Financing cash flow	17,788	(57,809)

Effect of exchange rate changes on cash	(49,883)	14,911
Increase (decrease) in cash and cash equivalents	(27,606)	92,539
Cash and cash equivalents at beginning of period	1,997,199	1,764,746
Cash and cash equivalents at end of period	$1,969,593	$1,857,285

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2020	140,533	$1,403	$170,750	$(499,353)	$1,418,845	$1,091,645	$118,520	$1,210,165
Net earnings (loss)	—	—	—	—	(24,990)	(24,990)	6,728	(18,262)
OCI	—	—	—	20,717	—	20,717	2,421	23,138
Distributions to NCI	—	—	—	—	—	—	(8,080)	(8,080)
Capital contributions by NCI	—	—	—	—	—	—	19,552	19,552
Other NCI transactions	—	—	1,064	—	—	1,064	31	1,095
Stock-based plan activity	32	—	3,275	—	11	3,286	—	3,286
BALANCE AS OF JUNE 30, 2020	140,565	$1,403	$175,089	$(478,636)	$1,393,866	$1,091,722	$139,172	$1,230,894

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	140,174	$1,399	$165,314	$(379,873)	$1,700,912	$1,487,752	$96,340	$1,584,092
Net earnings (loss)	—	—	—	—	(290,949)	(290,949)	16,237	(274,712)
Cumulative adjustment for the adoption of ASC 326	—	—	—	—	(1,977)	(1,977)	—	(1,977)
OCI	—	—	—	(98,763)	—	(98,763)	(1,796)	(100,559)
Dividends ($0.10 per share)	—	—	—	—	(14,120)	(14,120)	—	(14,120)
Distributions to NCI	—	—	—	—	—	—	(10,831)	(10,831)
Capital contributions by NCI	—	—	—	—	—	—	39,520	39,520
Other NCI transactions	—	—	1,736	—	—	1,736	(298)	1,438
Stock-based plan activity	391	4	8,039	—	—	8,043	—	8,043
BALANCE AS OF JUNE 30, 2020	140,565	$1,403	$175,089	$(478,636)	$1,393,866	$1,091,722	$139,172	$1,230,894

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF MARCH 31, 2019	140,109	$1,399	$94,456	$(498,621)	$3,215,871	$2,813,105	$163,612	$2,976,717
Net earnings (loss)	—	—	—	—	(414,021)	(414,021)	(38,679)	(452,700)
OCI	—	—	—	(12,445)	—	(12,445)	(279)	(12,724)
Dividends ($0.21 per share)	—	—	—	—	(29,740)	(29,740)	—	(29,740)
Distributions to NCI	—	—	—	—	—	—	(5,420)	(5,420)
Capital contributions by NCI	—	—	—	—	—	—	3,054	3,054
Other NCI transactions	—	—	2,048	—	—	2,048	964	3,012
Stock-based plan activity	65	—	16,539	—	—	16,539	—	16,539
BALANCE AS OF JUNE 30, 2019	140,174	$1,399	$113,043	$(511,066)	$2,772,110	$2,375,486	$123,252	$2,498,738

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	139,654	$1,396	$82,106	$(543,531)	$3,294,154	$2,834,125	$146,128	$2,980,253
Net earnings (loss)	—	—	—	—	(482,925)	(482,925)	(14,820)	(497,745)
Cumulative adjustment for the adoption of ASC 842	—	—	—	—	20,544	20,544	—	20,544
OCI	—	—	—	32,465	—	32,465	206	32,671
Dividends ($0.42 per share)	—	—	218	—	(59,663)	(59,445)	—	(59,445)
Distributions to NCI	—	—	—	—	—	—	(15,572)	(15,572)
Capital contributions by NCI	—	—	—	—	—	—	7,821	7,821
Other NCI transactions	—	—	3,083	—	—	3,083	(511)	2,572
Stock-based plan activity	520	3	27,636	—	—	27,639	—	27,639
BALANCE AS OF JUNE 30, 2019	140,174	$1,399	$113,043	$(511,066)	$2,772,110	$2,375,486	$123,252	$2,498,738

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

1. Principles of Consolidation

The financial statements do not include footnotes and certain financial information normally presented annually under GAAP, and therefore, should be read in conjunction with our 2019 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. Although such estimates are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available including considerations for the potential impacts of COVID-19, our reported results of operations may not necessarily be indicative of results that we expect for the full year.

The financial statements included herein are unaudited; however, they contain all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our financial position and our results of operations and cash flows as of and for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2019 have been reclassified to conform to the 2020 presentation, which includes the segregation of Disc Ops and assets and liabilities held for sale. Segment operating information for 2019 has been recast to reflect the current composition of our reportable segments. Management has evaluated all material events occurring subsequent to June 30, 2020 through the filing date of the Q2 2020 10-Q.
In the first quarter of 2020, we decided to retain our government business, which had been included in Disc Ops since the third quarter of 2019. As a result, the government business is no longer reported as a discontinued operation for any period presented. Our plan to sell the AMECO equipment business remains unchanged and it remains reported as a discontinued operation. We expect to complete the sale of the AMECO equipment business within the first half of 2021. The assets and liabilities of the AMECO business are classified as held for sale for all periods presented.
2. Recent Accounting Pronouncements
Accounting Pronouncements Implemented During the First Half of 2020

On January 1, 2020, we adopted ASC Topic 326, “Financial Instruments - Credit Losses,” which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The new guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. We adopted ASC 326 using the modified retrospective method, and accordingly, the new guidance was applied to financial assets measured at amortized cost (primarily accounts receivable and contract assets) that existed as of January 1, 2020 (the date of initial application). As a result, we recorded additional reserves for credit losses of $2 million and a cumulative effect adjustment to decrease retained earnings by $2 million as of January 1, 2020. The adoption of ASC 326 did not have a material impact on our results of operations or any impact on our cash flows. We utilize a combination of methods for estimating expected credit losses including loss rates, aging schedules and probability-of-default. In evaluating our historical loss rates, accounts receivable and contract assets are pooled into the following categories based on similar risk characteristics: (1) EPC management; (2) government; (3) operations and maintenance; and (4) equipment leasing. Historical loss experience is adjusted for current conditions and reasonable and supportable forecasts, when applicable. Significantly aged receivables are evaluated individually by credit rating. Our reserve for credit losses amounted to $37 million and $35 million as of June 30, 2020 and December 31, 2019, respectively.
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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

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
Accounting Pronouncements Not Yet Implemented

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” which amends certain disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 becomes effective for us on January 1, 2021, but we do not expect its adoption to have any impact on our financial statements.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

3. Earnings Per Share
Potentially dilutive securities include stock options, RSUs, restricted stock and VDI units. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Amounts attributable to Fluor Corporation:
Net earnings (loss) from Cont Ops	$(26,934)	$(397,430)	$(198,038)	$(465,520)
Net earnings (loss) from Disc Ops	1,944	(16,591)	(92,911)	(17,405)
Net earnings (loss)	$(24,990)	$(414,021)	$(290,949)	$(482,925)

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,536	140,141	140,399	139,959

Net earnings (loss) from Cont Ops	$(0.19)	$(2.84)	$(1.41)	$(3.33)
Net earnings (loss) from Disc Ops	0.01	(0.11)	(0.66)	(0.12)
Net earnings (loss)	$(0.18)	$(2.95)	$(2.07)	$(3.45)

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,536	140,141	140,399	139,959
Diluted effect:
Stock options, RSUs, restricted stock and VDI units(1)	—	—	—	—
Weighted average diluted shares outstanding	140,536	140,141	140,399	139,959

Net earnings (loss) from Cont Ops	$(0.19)	$(2.84)	$(1.41)	$(3.33)
Net earnings (loss) from Disc Ops	0.01	(0.11)	(0.66)	(0.12)
Net earnings (loss)	$(0.18)	$(2.95)	$(2.07)	$(3.45)

(1) Anti-dilutive securities not included in shares outstanding	384	526	411	633

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

4. Operating Information by Segment and Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Revenue
Energy & Chemicals	$1,495.9	$1,398.9	$2,851.4	$2,873.6
Mining & Industrial	1,013.0	1,278.3	2,186.9	2,329.6
Infrastructure & Power	474.7	229.4	860.5	573.4
Government	701.8	721.9	1,419.4	1,478.0
Diversified Services	382.9	514.9	840.1	1,003.3
Other	22.7	3.0	51.2	22.1
Total revenue	$4,091.0	$4,146.4	$8,209.5	$8,280.0

Segment profit (loss)
Energy & Chemicals	$41.0	$(222.0)	$34.6	$(209.8)
Mining & Industrial	29.8	44.7	68.4	72.2
Infrastructure & Power	3.5	(167.2)	8.7	(189.0)
Government	10.5	26.4	41.4	64.8
Diversified Services	(4.8)	3.0	0.3	11.7
Other	(19.3)	(77.4)	(40.8)	(103.5)
Total segment profit (loss)	$60.7	$(392.5)	$112.6	$(353.6)

Corporate G&A	(39.7)	(49.9)	(25.7)	(108.6)
Impairment, restructuring and other exit costs	(5.1)	(26.7)	(302.6)	(54.0)
Interest income (expense), net	(11.7)	(4.1)	(18.0)	(9.8)
Earnings (loss) attributable to NCI from Cont Ops	6.7	(38.7)	16.2	(14.8)
Earnings (loss) from Cont Ops before taxes	$10.9	$(511.9)	$(217.5)	$(540.8)

Energy & Chemicals. Segment profit for the 2019 Quarter and 2019 Period included charges totaling $179 million (or $1.07 per share) and $240 million (or $1.40 per share), respectively, for cost growth on an offshore project. Additional charges totaling $87 million (or $0.50 per share) for both the 2019 Quarter and 2019 Period resulted from schedule-driven cost growth and client and subcontractor negotiations on two downstream projects and scope reductions on a large upstream project. Pre-contract costs of $26 million (or $0.15 per share) were expensed in both the 2019 Quarter and 2019 Period due to our evaluation of the probability of receiving an award. Segment profit during the 2019 Period was also impacted by a charge of $31 million (or $0.22 per share) resulting from the resolution of certain close-out matters with a customer. There were no similar material charges in 2020.
Infrastructure & Power. Segment profit for the 2019 Quarter and 2019 Period included charges totaling $109 million (or $0.60 per share) and $135 million (or $0.74 per share), respectively, which included the settlement of client disputes, as well as cost growth related to certain close-out matters, on three lump-sum, gas-fired power plant projects that were substantially complete as of December 31, 2019. Segment profit during both the 2019 Quarter and 2019 Period also included charges totaling $55 million (or $0.30 per share) resulting from late engineering changes and schedule-driven cost growth, as well as negotiations with clients and subcontractors on pending change orders, for several infrastructure projects. There were no similar material charges in 2020.
Diversified Services. Intercompany revenue for Diversified Services, excluded from the amounts shown above, was $62 million and $140 million for the 2020 Quarter and 2020 Period, respectively, and $92 million and $172 million for the 2019 Quarter and 2019 Period, respectively.
Other. Segment loss for the 2019 Quarter included charges totaling $57 million (or $0.32 per share) resulting from estimated cost growth related to the Radford project. There were no similar material charges in 2020. Segment loss for all periods included

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. NuScale expenses included in the determination of segment loss were $18 million and $41 million for the 2020 Quarter and 2020 Period, respectively, and $18 million and $34 million for the 2019 Quarter and 2019 Period, respectively. NuScale expenses were reported net of qualified reimbursable expenses of $20 million and $33 million for the 2020 Quarter and 2020 Period, respectively, and $15 million and $28 million for the 2019 Quarter and 2019 Period, respectively.
Corporate G&A. Foreign currency gains and (losses) of $45 million and ($18 million) were included in corporate G&A during the 2020 Period and 2019 Period, respectively.
Total assets by segment are as follows:

(in millions)	June 30, 2020	December 31, 2019
Energy & Chemicals	$961.5	$1,139.3
Mining & Industrial	549.6	594.9
Infrastructure & Power	540.6	471.2
Government	594.6	629.1
Diversified Services	951.8	1,290.6
Other	37.2	68.5
Corporate	3,345.8	3,379.3

Energy & Chemicals. During the 2020 Period, we recognized impairment expense of $86 million for equity method investments in "Impairment, restructuring and other exit costs". We also recorded a reserve of $55 million on receivables and contract assets during the 2020 Period for expected credit losses associated with certain joint venture clients that were affected by the impacts of COVID-19 and declining oil prices.
Diversified Services. During the 2020 Period, we recognized impairment expense of $169 million on goodwill and $27 million on intangible customer relationships in the Diversified Services segment. Additionally, accounts receivable and contract assets at June 30, 2020 decreased by $101 million compared to December 31, 2019.
Revenue by project location follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
North America	$2,545.7	$1,931.1	$4,990.8	$3,836.8
Asia Pacific (includes Australia)	360.0	478.8	686.6	898.7
Europe	792.9	957.5	1,464.5	1,968.1
Central and South America	258.7	574.2	766.0	1,028.2
Middle East and Africa	133.7	204.8	301.6	548.2
Total revenue	$4,091.0	$4,146.4	$8,209.5	$8,280.0

5. Impairment, Restructuring and Other Exit Costs
Restructuring and Other Exit Costs
During 2019, we initiated a broad restructuring plan designed to optimize costs and improve operational efficiency. These efforts primarily relate to the rationalization of resources, investments, real estate and overhead across various geographies, as well as the liquidation of certain components of the AMECO business that are being excluded from sale. We expect that our restructuring activities will be substantially completed in 2020. Restructuring costs of $5 million, primarily related to severance, were recognized during both the 2020 Quarter and 2020 Period. Restructuring costs of $27 million and $54 million, respectively, primarily related to severance and asset impairment expense, were recognized during the 2019 Quarter and 2019 Period. Restructuring plan costs are summarized as follows:

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

(in millions)	Recognized to Date	Total Cost Expected to be Incurred
Restructuring and other exit costs:
Severance	$68.9	$70.0
Asset impairments	90.4	90.4
Entity liquidation costs (including the recognition of cumulative translation adjustments)	83.7	85.0
Other exit costs	2.1	5.0
Total restructuring and other exit costs	$245.1	$250.4

A reconciliation of the restructuring liabilities follows:

(in thousands)	Severance	Lease Exit Costs	Other	Total
Balance as of December 31, 2019	$46,303	$570	$307	$47,180
Restructuring charges accrued during the period	4,421	88	549	5,058
Cash payments / settlements during the period	(14,222)	(640)	(228)	(15,090)
Currency translation	12	—	—	12
Balance as of June 30, 2020	$36,514	$18	$628	$37,160

Impairment
Certain of our businesses have been adversely affected by the economic impacts of the outbreak of COVID-19 and the steep decline in commodity prices that occurred in the first quarter of 2020. These events have caused significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business operations. We have experienced, and may continue to experience, reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial condition or financial distress, as well as governmental budget constraints. These impacts are expected to continue or worsen if stay-at-home, social distancing, travel restrictions and other similar orders or restrictions remain in place for an extended period of time or are re-imposed after being relaxed. Significant uncertainty still exists concerning the magnitude of the impact and duration of these events. Because of these events and their impact on our operations through the date of this filing, we performed interim impairment testing of our goodwill, intangible assets and investments and recognized the following impairment expenses during the first quarter of 2020, which were included in “Impairment, restructuring and other exit costs”:
•    Impairment of goodwill associated with the Diversified Services reporting unit of approximately $169 million;
•    Impairment of intangible customer relationships associated with the Stork business of $27 million;

•	Impairment of equity method investments in the Energy & Chemicals business of $86 million; and

•	Impairment of information technology assets totaling $16 million.

No additional impairment expense was recognized during the 2020 Quarter.

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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

6. Income Taxes
The effective tax rate on earnings (loss) from Cont Ops was 285.7% for the 2020 Quarter and 16.4% for the 2020 Period compared to 14.8% and 11.2% for the corresponding periods of 2019. The effective tax rate for all periods was unfavorably impacted by foreign income tax rates that exceed the U.S. statutory rate of 21%, as well as the establishment or augmentation of valuation allowances against foreign tax credits and certain losses. The effective tax rate for the 2020 Period was favorably impacted by the release of valuation allowances and rate benefits resulting from the carryback of our 2019 federal net operating loss as allowed by the CARES Act, enacted on March 27, 2020. Earnings attributable to noncontrolling interests from Cont Ops, for which income taxes are not typically our responsibility, unfavorably impacted the effective tax rate for the 2019 Quarter and 2019 Period.
7. Cash Paid for Interest and Taxes
Cash paid for interest was $38 million and $42 million during the 2020 Period and 2019 Period, respectively. Income tax payments, net of refunds, were $32 million and $129 million during the 2020 Period and 2019 Period, respectively.
8. Partnerships and Joint Ventures

In the normal course of business, we form partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less noncontrolling ownership or participation interest with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” was $175 million and $149 million as of June 30, 2020 and December 31, 2019, respectively.

During the first quarter of 2020, we evaluated our significant investments and determined that certain of our investments were other-than-temporarily impaired as of March 31, 2020. As a result, impairment expenses of $86 million were recognized.
One of our more significant joint ventures is COOEC Fluor, in which we have a 49% ownership interest. COOEC Fluor owns, operates and manages the Zhuhai Fabrication Yard in China’s Guangdong province. We have a scheduled funding commitment to the joint venture of $26 million due at the end of 2020.

During the 2020 Quarter, we sold our 50% ownership interest in Sacyr Fluor and recognized a loss of $11 million, which was included in Energy & Chemicals' segment profit.
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

We also perform a qualitative assessment of each VIE to determine if we are its primary beneficiary. We conclude that we are the primary beneficiary and consolidate the VIE if we have both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. We consider the contractual agreements that define the ownership structure, distribution

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if we are the primary beneficiary. We also consider all parties that have direct or implicit variable interests when determining whether we are the primary beneficiary. Management's assessment of whether we are the primary beneficiary of a VIE is continuously performed.

The net carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $231 million and $217 million as of June 30, 2020 and December 31, 2019, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse to us. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of June 30, 2020 for the unconsolidated VIEs were $77 million.
In some cases, we are required to consolidate certain VIEs. As of June 30, 2020, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.2 billion and $791 million, respectively. As of December 31, 2019, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $798 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for our general operations.
We have agreements with certain VIEs to provide financial or performance assurances to clients, as discussed elsewhere.
9. Guarantees
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support project execution commitments. The performance guarantees have various expiration dates ranging from mechanical completion of the project to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $16 billion as of June 30, 2020. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The performance guarantee obligation was not material as of June 30, 2020 and December 31, 2019.
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
NOTES TO FINANCIAL STATEMENTS
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

Fluor Limited, our wholly-owned subsidiary (“Fluor Limited”), and Fluor Arabia Limited, a partially-owned subsidiary
(“Fluor Arabia”), completed cost reimbursable engineering, procurement and construction management services for Sadara Chemical Company (“Sadara”) involving a large petrochemical facility in Jubail, Kingdom of Saudi Arabia. On August 23, 2019, Fluor Limited and Fluor Arabia Limited commenced arbitration proceedings against Sadara after it refused to pay invoices totaling approximately $100 million due under the parties’ agreements. As part of the arbitration proceedings, Sadara has asserted various counterclaims for damages and/or a refund of contract proceeds paid totaling approximately $574 million against Fluor Limited and Fluor Arabia Limited. We believe that the counterclaims asserted by Sadara are without merit and are vigorously defending these claims. While no assurance can be given as to the ultimate outcome of the counterclaims, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded a charge as a result of the counterclaims.
Various wholly-owned subsidiaries of Fluor, in conjunction with a partner, TECHINT, (“Fluor/TECHINT”) performed engineering, procurement and construction management services on a cost reimbursable basis for Barrick involving a gold mine and ore processing facility on a site straddling the border between Argentina and Chile. In 2013 Barrick terminated the Fluor/TECHINT agreements for convenience and not due to the performance of Fluor/TECHINT. On August 12, 2016, Barrick filed a notice of arbitration against Fluor/TECHINT, demanding damages and/or a refund of contract proceeds paid of not less than $250 million under various claims relating to Fluor/TECHINT’s alleged performance. Proceedings were suspended while the parties explored a possible settlement. In August 2019, Barrick drew down $36 million of letters of credit from Fluor/TECHINT ($24 million from Fluor and $12 million from TECHINT). Thereafter, Barrick proceeded to reactivate the arbitration. We believe that the claims asserted by Barrick are without merit and are vigorously defending these claims. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded a charge as a result of these claims.
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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

the PPPA. The State has challenged PLTP’s termination of the PPPA and commenced a lawsuit in Maryland state court against PLTP alleging breach of the PPPA. We believe that PLTP and PLTC’s terminations of the PPPA and DB Contract, respectively, were justified and are vigorously defending against the State’s lawsuit.
Other Matters

We have made claims arising from the performance under our contracts. We periodically evaluate our positions and the amounts recognized with respect to all of our claims and back charges. As of June 30, 2020 and December 31, 2019, we had recorded $212 million and $198 million, respectively, of claim revenue for costs incurred to date. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. We also had recorded disputed back charges to suppliers or subcontractors totaling $2 million as of both June 30, 2020 and December 31, 2019. We believe the ultimate recovery of amounts related to these claims and back charges is probable in accordance with ASC 606.

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
11. Contract Assets and Liabilities

The following summarizes information about our contract assets and liabilities:

(in millions)	June 30, 2020	December 31, 2019
Information about contract assets:
Contract assets
Unbilled receivables	$692	$851
Contract work in progress	378	387
Contract assets	$1,070	$1,238

Advance billings deducted from contract assets	$474	$574

	Six Months Ended June 30,
(in millions)	2020	2019
Revenue recognized that was included in contract liabilities as of January 1	$647	$704

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

12. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	June 30, 2020
Within 1 year	$13,546
1 to 2 years	6,774
Thereafter	6,860
Total remaining unsatisfied performance obligations	$27,180

13. Debt and Letters of Credit

As of June 30, 2020, letters of credit totaling $463 million were outstanding under our committed lines of credit, which consist of a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. These credit facilities contain customary financial and restrictive covenants, including a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0 and a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries. As of June 30, 2020, our financial covenants limit our borrowings to approximately $632 million under the committed credit facilities, although no amounts were drawn. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.
Due to the delays in the preparation of our financial statements for the quarter ended June 30, 2020, we were not in compliance with the reporting deadlines under these facilities. We have entered into amendments to extend the deadlines to provide financial information for the second and third quarters until November 30 and December 31, 2020, respectively.
As of June 30, 2020, letters of credit totaling $880 million were also outstanding under uncommitted lines of credit.
In August 2020, we received a notice of default from the trustee under the indenture governing all of our Senior Notes arising from the delay in the filing of the 2019 10-K and the Q1 2020 10-Q. Upon the filing of the 2019 10-K on September 25, 2020 and the Q1 2020 10-Q on October 22, 2020, we have satisfied these reporting requirements under the indenture. In September 2020, we received a second notice of default from the trustee arising from the delay in the filing of this Q2 2020 10-Q. Under the indenture, we have until December 22, 2020 to provide the required information which is accomplished via the filing of this Q2 2020 10-Q.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

14. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2020				December 31, 2019
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$7,617	$7,617	$—	$—	$7,719	$7,719	$—	$—
Derivative assets(2)
Foreign currency	6,553	—	6,553	—	7,167	—	7,167	—
Commodity	66	—	66	—	46	—	46	—

Liabilities:
Derivative liabilities(2)
Foreign currency	$11,204	$—	$11,204	$—	$6,561	$—	$6,561	$—
Commodity	6,665	—	6,665	—	1,247	—	1,247	—
_________________________________________________________

(1)
Consists of registered money market funds and an equity index fund. These investments, which are trading securities, represent the net asset value of the close of business at the end of the period based on the last trade or official close of an active market or exchange.

(2)	Foreign currency and commodity derivatives are estimated using pricing models with market-based inputs, which take into account the present value of estimated future cash flows.
We have measured assets and liabilities held for sale and certain other impaired assets at fair value on a nonrecurring basis.
The following summarizes information about financial instruments that are not required to be measured at fair value :

		June 30, 2020		December 31, 2019
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,144,328	$1,144,328	$1,014,138	$1,014,138
Cash equivalents(2)	Level 2	825,265	825,265	983,061	983,061
Marketable securities(3)	Level 2	12,711	12,711	7,262	7,262
Notes receivable, including noncurrent portion(4)	Level 3	17,420	17,420	28,117	28,117
Liabilities:
2016 Senior Notes(5)	Level 2	$559,790	$425,915	$557,185	$562,399
2014 Senior Notes(5)	Level 2	495,720	424,685	495,240	510,145
2018 Senior Notes(5)	Level 2	594,818	516,420	594,502	609,918
Other borrowings, including noncurrent portion(6)	Level 2	57,605	57,605	43,540	43,540
_________________________________________________________

(1)	Cash consists of bank deposits. Carrying amounts approximate fair value.

(2)
Cash equivalents consist of held-to-maturity time deposits with maturities of three months or less at the date of purchase. The carrying amounts of these time deposits approximate fair value because of the short-term maturity of these instruments.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

(3)
Marketable securities consist of held-to-maturity time deposits with original maturities greater than three months that will mature within one year. The carrying amounts of these time deposits approximate fair value because of the short-term maturity of these instruments. Amortized cost is not materially different from the fair value.

(4)
Notes receivable are carried at net realizable value which approximates fair value. Factors considered in determining the fair value include the credit worthiness of the borrower, current interest rates, the term of the note and any collateral pledged as security. Notes receivable are periodically assessed for impairment.

(5)	The fair value of the Senior Notes was estimated based on the quoted market prices for these issues as of the end of the period.

(6)
Other borrowings primarily represent bank loans and other financing arrangements which mature within one year. The carrying amount of borrowings under these arrangements approximates fair value because of the short-term maturity.

15. Stock-Based Plans
Our executive and director stock-based compensation plans are described more fully in the 2019 10-K. In the 2019 Period, RSUs totaling 1,065,139 were granted to executives and directors at a weighted-average grant date fair value of $36.45 per share. RSUs granted to executives in 2019 generally vest over three years. RSUs granted to directors in 2019 vested immediately and are subject to a post-vest holding period of three years. The fair value of RSUs represents the closing price of our common stock on the date of grant discounted for the post-vest holding period, when applicable. There were no RSUs awarded to executives or directors during the 2020 Period. Instead, RSUs were awarded to executives and directors in September 2020 following the filing of our 2019 10-K.
During the 2019 Period, stock options for the purchase of 392,841 shares at a weighted-average exercise price of $29.03 per share were awarded to executives. The exercise price of options represents the closing price of our common stock on the date of grant. The options granted in 2019 generally vest over three years and expire ten years after the grant date. There were no options awarded to executives during the 2020 Period. Instead, options were awarded to executives in September 2020 following the filing of our 2019 10-K.
In the 2019 Period, performance-based VDI units totaling 350,532 were awarded to executives. These awards vest after a period of approximately three years and contain annual performance conditions for each of the three years of the vesting period. The performance targets for each year are generally established in the first quarter. Under GAAP, performance-based awards are not deemed granted until the performance targets have been established. During the 2019 Period, units totaling 116,844, 68,866 and 72,601 under the 2019, 2018 and 2017 VDI plans, respectively, were granted at weighted-average grant date fair values of $39.72 per share, $42.24 per share and $35.18 per share, respectively. For awards granted under the 2019, 2018 and 2017 VDI plans, the number of units are adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the VDI award agreements. The grant date fair value is determined by adjusting the closing price of our common stock on the date of grant for the effect of the market condition and for the post-vest holding period discount, when applicable. Units granted under the 2019, 2018 and 2017 VDI plans can only be settled in stock and are accounted for as equity awards under GAAP. There were no VDI units awarded to executives during the 2020 Period. VDI units were awarded to executives in September 2020 following the filing of our 2019 10-K.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

16. Retirement Plans
Net periodic pension expense for our defined benefit pension plans includes the following components:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location of Component	2020	2019	2020	2019
Service cost	Cost of revenue	$4,375	$3,948	$8,759	$7,929
Interest cost	Corp G&A	2,388	4,924	4,782	9,899
Expected return on assets	Corp G&A	(6,340)	(8,193)	(12,696)	(16,472)
Amortization of prior service credit	Corp G&A	(218)	(222)	(436)	(447)
Recognized net actuarial loss	Corp G&A	1,399	2,588	2,801	5,207
Net periodic pension expense		$1,604	$3,045	$3,210	$6,116

We currently expect to contribute up to $15 million into our defined benefit pension plans during 2020, which is expected to be in excess of the minimum funding required. During the 2020 Period, we made contributions of approximately $10 million.
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
Derivatives Designated as Hedges
As of June 30, 2020, we had total gross notional amounts of $715 million of foreign currency contracts outstanding (primarily related to the Canadian Dollar, Chinese Yuan, British Pound, Euro, Indian Rupee and Philippine Peso) that were designated as hedging instruments. The foreign currency contracts are of varying duration, none of which extend beyond March 2022. There were no commodity contracts outstanding that were designated as hedging instruments as of June 30, 2020.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

The fair values of derivatives designated as hedging instruments follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	June 30, 2020	December 31, 2019	Balance Sheet Location	June 30, 2020	December 31, 2019
Foreign currency contracts	Other current assets	$4,438	$2,871	Other accrued liabilities	$6,162	$1,585
Commodity contracts	Other current assets	—	10	Other accrued liabilities	—	—
Foreign currency contracts	Other assets	1,657	3,757	Noncurrent liabilities	5,042	4,747
Total		$6,095	$6,638		$11,204	$6,332

The after-tax amount of gain (loss) recognized in OCI associated with derivative instruments designated as cash flow hedges follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Hedges (in thousands)	2020	2019	2020	2019
Foreign currency contracts	1,143	1,629	(3,997)	4,325
Commodity contracts	3	—	(108)	—
	1,146	1,629	(4,105)	4,325

The after-tax amount of gain (loss) reclassified from AOCI into earnings associated with derivative instruments designated as cash flow hedges follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2020	2019	2020	2019
Foreign currency contracts	Cost of revenue	$(88)	$(347)	$538	$(846)
Commodity contracts	Cost of revenue	(112)	—	(100)	—
Interest rate contracts	Interest expense	(419)	(262)	(838)	(524)
Total		$(619)	$(609)	$(400)	$(1,370)

Derivatives Not Designated as Hedges
As of June 30, 2020, we also had outstanding total gross notional amounts of $88 million of foreign currency contracts and $23 million of commodity contracts that were not designated as hedging instruments. The foreign currency contracts primarily related to contract obligations denominated in nonfunctional currencies. As of June 30, 2020, we had total gross notional amounts of $9 million associated with contractual foreign currency payment provisions that were deemed embedded derivatives. The gains and losses associated with derivatives not designated as hedges and embedded derivatives were not material during the three and six months ended June 30, 2020 and 2019.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

18. Other Comprehensive Income (Loss)
The components of OCI follow:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$31,072	$—	$31,072	$(16,660)	$2,124	$(14,536)
Ownership share of equity method investees’ OCI	(14,901)	4,247	(10,654)	(3,400)	935	(2,465)
Defined benefit pension and postretirement plan adjustments	998	(43)	955	2,182	(143)	2,039
Unrealized gain (loss) on derivative contracts	1,297	468	1,765	3,396	(1,158)	2,238
Total OCI	18,466	4,672	23,138	(14,482)	1,758	(12,724)
Less: OCI attributable to NCI	2,421	—	2,421	(279)	—	(279)
OCI attributable to Fluor Corporation	$16,045	$4,672	$20,717	$(14,203)	$1,758	$(12,445)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$(80,029)	$—	$(80,029)	$27,621	$39	$27,660
Ownership share of equity method investees’ OCI	(17,420)	(1,406)	(18,826)	(6,895)	2,108	(4,787)
Defined benefit pension and postretirement plan adjustments	2,001	—	2,001	4,392	(289)	4,103
Unrealized gain (loss) on derivative contracts	(4,577)	872	(3,705)	8,030	(2,335)	5,695
Total OCI	(100,025)	(534)	(100,559)	33,148	(477)	32,671
Less: OCI attributable to NCI	(1,796)	—	(1,796)	206	—	206
OCI attributable to Fluor Corporation	$(98,229)	$(534)	$(98,763)	$32,942	$(477)	$32,465

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

The changes in AOCI balances follow:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	Defined Benefit Plans	Unrealized Gain (Loss) on Derivative Contracts	AOCI, Net
Attributable to Fluor Corporation:
Balance as of March 31, 2020	$(349,834)	$(43,628)	$(98,151)	$(7,740)	$(499,353)
OCI before reclassifications	28,651	(10,786)	1	1,146	19,012
Amounts reclassified from AOCI	—	132	954	619	1,705
Net OCI	28,651	(10,654)	955	1,765	20,717
Balance as of June 30, 2020	$(321,183)	$(54,282)	$(97,196)	$(5,975)	$(478,636)

Attributable to NCI:
Balance as of March 31, 2020	$(9,268)	$—	$—	$—	$(9,268)
OCI before reclassifications	2,421	—	—	—	2,421
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	2,421	—	—	—	2,421
Balance as of June 30, 2020	$(6,847)	$—	$—	$—	$(6,847)

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	Defined Benefit Plans	Unrealized Gain (Loss) on Derivative Contracts	AOCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2019	$(242,950)	$(35,456)	$(99,197)	$(2,270)	$(379,873)
OCI before reclassifications	(78,233)	(19,099)	1	(4,105)	(101,436)
Amounts reclassified from AOCI	—	273	2,000	400	2,673
Net OCI	(78,233)	(18,826)	2,001	(3,705)	(98,763)
Balance as of June 30, 2020	$(321,183)	$(54,282)	$(97,196)	$(5,975)	$(478,636)

Attributable to NCI:
Balance as of December 31, 2019	$(5,051)	$—	$—	$—	$(5,051)
OCI before reclassifications	(1,796)	—	—	—	(1,796)
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	(1,796)	—	—	—	(1,796)
Balance as of June 30, 2020	$(6,847)	$—	$—	$—	$(6,847)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	Defined Benefit Plans	Unrealized Gain (Loss) on Derivative Contracts	AOCI, Net
Attributable to Fluor Corporation:
Balance as of March 31, 2019	$(268,089)	$(25,994)	$(202,585)	$(1,953)	$(498,621)
OCI before reclassifications	(14,257)	(2,606)	—	1,629	(15,234)
Amounts reclassified from AOCI	—	141	2,039	609	2,789
Net OCI	(14,257)	(2,465)	2,039	2,238	(12,445)
Balance as of June 30, 2019	$(282,346)	$(28,459)	$(200,546)	$285	$(511,066)

Attributable to NCI:
Balance as of March 31, 2019	$(3,216)	$—	$—	$—	$(3,216)
OCI before reclassifications	(279)	—	—	—	(279)
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	(279)	—	—	—	(279)
Balance as of June 30, 2019	$(3,495)	$—	$—	$—	$(3,495)

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	Defined Benefit Plans	Unrealized Gain (Loss) on Derivative Contracts	AOCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2018	$(309,800)	$(23,672)	$(204,649)	$(5,410)	$(543,531)
OCI before reclassifications	27,454	(5,070)	—	4,325	26,709
Amounts reclassified from AOCI	—	283	4,103	1,370	5,756
Net OCI	27,454	(4,787)	4,103	5,695	32,465
Balance as of June 30, 2019	$(282,346)	$(28,459)	$(200,546)	$285	$(511,066)

Attributable to NCI:
Balance as of December 31, 2018	$(3,701)	$—	$—	$—	$(3,701)
OCI before reclassifications	206	—	—	—	206
Amounts reclassified from AOCI	—	—	—	—	—
Net other comprehensive income (loss)	206	—	—	—	206
Balance as of June 30, 2019	$(3,495)	$—	$—	$—	$(3,495)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

Information about reclassifications out of AOCI follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location in Statement of Operations	2020	2019	2020	2019
Component of AOCI:

Ownership share of equity method investees’ OCI	Cost of revenue	$(176)	$(188)	$(364)	$(377)
Income tax benefit	Income tax expense (benefit)	44	47	91	94
Net of tax		$(132)	$(141)	$(273)	$(283)

Defined benefit pension plan adjustments	Corporate G&A	$(998)	$(2,182)	$(2,000)	$(4,392)
Income tax benefit	Income tax expense (benefit)	44	143	—	289
Net of tax		$(954)	$(2,039)	$(2,000)	$(4,103)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Various accounts(1)	$(240)	$(617)	$402	$(1,462)
Interest rate contracts	Interest expense	(419)	(419)	(838)	(839)
Income tax benefit	Income tax expense (benefit)	40	427	36	931
Net of tax		$(619)	$(609)	$(400)	$(1,370)

(1)	Gains and losses on commodity and foreign currency derivative contracts were reclassified to "Cost of revenue" and "Corporate G&A".
19. Discontinued Operations

We expect to complete the sale of the AMECO equipment business, which is reported in Disc Ops, within the first half of 2021. The assets and liabilities of the AMECO business are classified as held for sale. Due to the impact of COVID-19 and the steep decline in oil prices on the AMECO business during the first quarter of 2020, we recognized impairment expense of $100 million, of which $12 million related to goodwill, to write down the AMECO assets held for sale to fair value less cost to sell. The fair value of the AMECO assets were determined using a combination of observable level 2 inputs, including indicative offers and ongoing negotiations for the related assets.
The legal fees associated with a previously divested business were reported in Disc Ops under "Other".

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

Disc Ops information follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(in thousands)	AMECO	Other	Total	AMECO	Other	Total
Revenue	$50,667	$—	$50,667	$62,820	$—	$62,820
Cost of revenue	44,512	—	44,512	80,746	—	80,746
Corporate general and administrative expense	37	3,679	3,716	71	2,904	2,975
Interest expense (income), net	10	—	10	(97)	—	(97)
Total cost and expenses	44,559	3,679	48,238	80,720	2,904	83,624
Earnings (loss) before taxes from Disc Ops	6,108	(3,679)	2,429	(17,900)	(2,904)	(20,804)
Income tax expense (benefit)	485	—	485	(3,542)	(671)	(4,213)
Net earnings (loss) from Disc Ops	5,623	(3,679)	1,944	(14,358)	(2,233)	(16,591)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(in thousands)	AMECO	Other	Total	AMECO	Other	Total
Revenue	$111,206	$—	$111,206	$124,606	$—	$124,606
Cost of revenue	92,783	—	92,783	141,366	—	141,366
Corporate general and administrative expense	51	9,381	9,432	150	4,919	5,069
Impairment of assets held for sale	100,000	—	100,000	—	—	—
Interest expense (income), net	(40)	—	(40)	(172)	—	(172)
Total cost and expenses	192,794	9,381	202,175	141,344	4,919	146,263
Earnings (loss) before taxes from Disc Ops	(81,588)	(9,381)	(90,969)	(16,738)	(4,919)	(21,657)
Income tax expense (benefit)	1,942	—	1,942	(3,115)	(1,137)	(4,252)
Net earnings (loss) from Disc Ops	(83,530)	(9,381)	(92,911)	(13,623)	(3,782)	(17,405)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

The carrying amounts of the major classes of assets and liabilities of Disc Ops and classified as held for sale as of June 30, 2020 and December 31, 2019 follow:

	June 30, 2020					December 31, 2019
(in thousands)	AMECO	Other	Total from Disc Ops	Other Assets and Liabilities from Cont Ops	Total	AMECO	Other	Total from Disc Ops	Other Assets and Liabilities from Cont Ops	Total
Accounts and notes receivable, net	$55,749	$15,925	$71,674	$11,913	$83,587	$69,126	$15,925	$85,051	$17,513	$102,564
Contract assets	2,157	—	2,157	4,177	6,334	3,497	—	3,497	3,779	7,276
Other current assets	45,109	—	45,109	6,677	51,786	54,116	—	54,116	8,112	62,228
Current assets held for sale	$103,015	$15,925	$118,940	$22,767	$141,707	$126,739	$15,925	$142,664	$29,404	$172,068

Property, plant and equipment, net	$131,567	$—	$131,567	$59,132	$190,699	$232,792	$—	$232,792	$64,792	$297,584
Goodwill	37	—	37	6,087	6,124	12,338	—	12,338	9,295	21,633
Investments	—	—	—	6,838	6,838	—	—	—	7,293	7,293
Other assets	9,014	—	9,014	14,453	23,467	5,868	—	5,868	12,654	18,522
Noncurrent assets held for sale(1)	$140,618	$—	$140,618	$86,510	$227,128	$250,998	$—	$250,998	$94,034	$345,032
Total assets held for sale	$243,633	$15,925	$259,558	$109,277	$368,835	$377,737	$15,925	$393,662	$123,438	$517,100

Accounts payable	$10,884	$23	$10,907	$7,739	$18,646	$24,692	$—	$24,692	$6,702	$31,394
Contract liabilities	139	—	139	25	164	4,466	—	4,466	25	4,491
Accrued salaries, wages and benefits	7,772	—	7,772	107	7,879	8,913	—	8,913	919	9,832
Other accrued liabilities	11,744	—	11,744	6,981	18,725	9,451	—	9,451	11,562	21,013
Current liabilities held for sale	$30,539	$23	$30,562	$14,852	$45,414	$47,522	$—	$47,522	$19,208	$66,730

Noncurrent liabilities held for sale(1)	$6,283	$—	$6,283	$10,581	$16,864	$4,272	$—	$4,272	$11,320	$15,592
Total liabilities held for sale	$36,822	$23	$36,845	$25,433	$62,278	$51,794	$—	$51,794	$30,528	$82,322

(1)	Noncurrent assets and liabilities held for sale were classified as current as we expect to complete the sale of the AMECO business within the first half of 2021.
Capital expenditures from Disc Ops were $12 million and $44 million during the 2020 Period and 2019 Period, respectively.

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
The inability to hire or retain qualified personnel;

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
•Our ability to secure appropriate insurance;

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
Any forward-looking statements that we may make are based on our current expectations and beliefs concerning future developments and their potential effects on us. We can provide no assurance that future developments affecting us will be those anticipated by us. Any forward-looking statements are subject to the risks, uncertainties and other factors that could cause actual results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from those expressed or implied in such forward-looking statements.
Our actual results may differ materially from its expectations or projections. While most risks affect only future cost or revenue anticipated by the company, some risks may relate to accruals that have already been reflected in earnings. Our failure to receive payments of accrued amounts or incurrence of liabilities in excess of amounts previously recognized could result in charges against future earnings. As a result, we caution users of our financial information to recognize and consider the inherently uncertain nature of forward-looking statements and not to place undue reliance on them.
Additional information concerning these and other factors can be found in our press releases and periodic filings with the SEC, including the discussion under the heading “Item 1A. — Risk Factors” in the 2019 10-K. These filings are available publicly on the SEC’s website at http://www.sec.gov, on our website at http://investor.fluor.com or upon request from our Investor Relations Department at (469) 398-7070. We cannot control such risks and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating us and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
Results of Operations
In the beginning of 2020, we decided to retain our government business, which had been included in Disc Ops since the third quarter of 2019. As a result, the government business is no longer reported as a discontinued operation for any period presented. Our plan to sell the AMECO equipment business remains unchanged and it remains reported as a discontinued operation. We expect to complete the sale of the AMECO equipment business within the first half of 2021. The assets and liabilities of the AMECO business are classified as held for sale for all periods presented.
In light of our decision to retain our government business, we now report our operating results in the following six reportable segments:
◦Energy & Chemicals
◦Mining & Industrial
◦Infrastructure & Power
◦Government
◦Diversified Services
◦Other

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2020		2019		2020		2019
Revenue
Energy & Chemicals	$1,495.9		$1,398.9		$2,851.4		$2,873.6
Mining & Industrial	1,013.0		1,278.3		2,186.9		2,329.6
Infrastructure & Power	474.7		229.4		860.5		573.4
Government	701.8		721.9		1,419.4		1,478.0
Diversified Services	382.9		514.9		840.1		1,003.3
Other	22.7		3.0		51.2		22.1
Total revenue	$4,091.0		$4,146.4		$8,209.5		$8,280.0

Segment profit (loss) $ and margin %
Energy & Chemicals	$41.0	2.7%	$(222.0)	(15.9)%	$34.6	1.2%	$(209.8)	(7.3)%
Mining & Industrial	29.8	2.9%	44.7	3.5%	68.4	3.1%	72.2	3.1%
Infrastructure & Power	3.5	0.7%	(167.2)	(72.9)%	8.7	1.0%	(189.0)	(33.0)%
Government	10.5	1.5%	26.4	3.7%	41.4	2.9%	64.8	4.4%
Diversified Services	(4.8)	(1.3)%	3.0	0.6%	0.3	—%	11.7	1.2%
Other	(19.3)	(85.0)%	(77.4)	NM	(40.8)	(79.7)%	(103.5)	NM
Total segment profit (loss) $ and margin %(1)	$60.7	1.5%	$(392.5)	(9.5)%	$112.6	1.4%	$(353.6)	(4.3)%

Corporate G&A	(39.7)		(49.9)		(25.7)		(108.6)
Impairment, restructuring and other exit costs	(5.1)		(26.7)		(302.6)		(54.0)
Interest expense, net	(11.7)		(4.1)		(18.0)		(9.8)
Earnings (loss) attributable to NCI from Cont Ops	6.7		(38.7)		16.2		(14.8)
Earnings (loss) from Cont Ops before taxes	10.9		(511.9)		(217.5)		(540.8)
Income tax (expense) benefit	(31.1)		75.8		35.7		60.5
Net earnings (loss) from Cont Ops	$(20.2)		$(436.1)		$(181.8)		$(480.3)

New awards
Energy & Chemicals	$197.3		$731.7		1,739.6		1,734.4
Mining & Industrial	729.2		493.5		2,329.7		1,216.7
Infrastructure & Power	61.3		16.4		68.6		549.5
Government	941.3		543.1		1,625.3		723.4
Diversified Services	262.0		573.8		619.0		1,383.6
Other	—		0.5		—		151.6
Total new awards	$2,191.1		$2,359.0		$6,382.2		$5,759.2

New awards related to projects located outside of the U.S.					56%		56%

Backlog	June 30, 2020	December 31, 2019
Energy & Chemicals	$12,358.5	$14,128.9
Mining & Industrial	5,235.6	5,383.9
Infrastructure & Power	5,212.5	6,079.4
Government	3,817.6	3,556.1
Diversified Services	2,230.4	2,541.6
Other	178.5	244.0
Total backlog	$29,033.1	$31,933.9

Backlog related to projects located outside of the U.S.	63%	67%

(1)
Total segment profit (loss) is a non-GAAP financial measure. We believe that total segment profit (loss) provides a meaningful perspective on our results as it is the aggregation of individual segment profit (loss) measures that we use to evaluate and manage our performance.

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
During the first quarter of 2020, we recognized the following significant charges:

•	$298 million for impairments of goodwill, intangible assets, investments and other assets;

•	$55 million for current expected credit losses associated with Energy & Chemical clients;

•	$52 million for project positions for potential COVID-19 related schedule delays and associated cost growth; and

•	$100 million for impairments of assets held for sale (included in Disc Ops), of which $12 million related to goodwill.
During the 2019 Quarter and 2019 Period, we recognized charges (related to cumulative catch up adjustments and loss projects) totaling $532 million and $662 million, respectively, in the Energy & Chemicals, Infrastructure & Power and Other segments. We also recognized $27 million and $54 million related to impairments, restructuring and other exit costs during the 2019 Quarter and 2019 Period, respectively.
The effective tax rate on earnings (loss) from Cont Ops was 285.7% for the 2020 Quarter and 16.4% for the 2020 Period compared to 14.8% and 11.2% for the corresponding periods of 2019. The effective tax rate for all periods was unfavorably impacted by foreign income tax rates that exceed the U.S. statutory rate of 21%, as well as the establishment or augmentation of valuation allowances against foreign tax credits and certain losses. The effective tax rate for the 2020 Period was favorably impacted by the release of valuation allowances and rate benefits resulting from the carryback of our 2019 federal net operating loss as allowed by the CARES Act, enacted on March 27, 2020. Earnings attributable to noncontrolling interests from Cont Ops, for which income taxes are not typically our responsibility, unfavorably impacted the effective tax rate for the 2019 Quarter and 2019 Period.
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
Any lack of broad based new awards could continue to put pressure on our future earning streams, particularly in the Energy & Chemicals segment. As of both June 30, 2020 and December 31, 2019, 52% of our backlog consisted of lump-sum contracts. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog differs from RUPO discussed elsewhere. Backlog includes the amount of revenue we expect to recognize under ongoing operations and maintenance contracts for the remainder of the current year renewal period plus up to three additional years if renewal is considered to be probable, while RUPO includes only the amount of revenue we expect to recognize under ongoing operations and maintenance contracts with definite terms and substantive termination provisions.
Segment Operations - Comparisons of the 2020 Quarter to the 2019 Quarter and the 2020 Period to the 2019 Period
Energy & Chemicals
Revenue for the 2020 Quarter increased due to the ramp up of project execution activity for a liquefied natural gas project, partially offset by a reduction in activities for two large chemicals projects nearing completion. Revenue for the 2020 Period remained flat. A decline in the volume of project execution activities for certain upstream, downstream and chemicals projects, some nearing completion, was offset by the increased project execution activity for the liquefied natural gas project.
Segment profit for the 2020 Quarter and 2020 Period significantly increased primarily due to significant revisions on several projects in 2019 discussed below. Segment profit for the 2019 Quarter was adversely impacted by charges totaling $179 million for cost growth on an offshore project, $87 million for cost growth on two downstream projects and scope reductions on a large upstream project, $26 million for the write-off of pre-contract costs and $19 million on embedded foreign currency derivatives. Segment profit for the 2020 Period was adversely affected by the recognition of reserves totaling $55 million for expected credit losses associated with certain joint venture clients that were affected by the impacts of COVID-19 and declining oil prices, as well as margin diminution on a percentage-of-completion basis of $40 million resulting from project positions taken with respect to COVID-19 related schedule delays and associated cost growth. Segment profit for the 2019 Period was adversely impacted by charges totaling $240 million for cost growth on the offshore project, $87 million for cost growth on the two downstream projects and scope reductions on the large upstream project, $26 million for the write-off of pre-contract costs, $26 million on embedded foreign currency derivatives and $31 million from the resolution of close-out matters. Excluding the items above, segment profit declined in both the 2020 Quarter and 2020 Period due to the reduced execution activity of the upstream, downstream and chemicals projects discussed above, partially offset by the increase in activity for the liquefied natural gas project. The change in segment profit margin reflects these same factors.
New awards for the 2020 Quarter significantly decreased primarily due to the impact of COVID-19 and declining commodity prices on our customers' capital spend. New awards for the 2020 Period were flat. Backlog at June 30, 2020 declined compared to December 31, 2019 due to the significant decline in new award activity and the de-recognition of a suspended downstream project.
Mining & Industrial

Revenue for the 2020 Quarter and 2020 Period decreased primarily due to a decline in volume of project execution activities for a large life sciences project and two mining projects nearing completion as well as the suspension of site activities for a large mining project in South America due to COVID-19. Full site remobilization on the South American project occurred in the fourth quarter of 2020. The revenue declines were partially offset by increased project execution activities on a metals project in North America and two advanced technologies projects.

Segment profit for the 2020 Quarter and 2020 Period decreased primarily due to the decline in activity for the large life sciences project nearing completion, partially offset by the increase in project execution activities for the projects mentioned above. The decline in segment profit for both the 2020 Quarter and 2020 Period was further driven by the suspension of site activities at the South American mining project discussed above and a reduction in execution activities at another mining project due to COVID-19 health precautions. Segment profit for both the 2020 Quarter and 2020 Period further declined due to a $13 million gain recognized during the 2019 Quarter upon the favorable resolution of a longstanding customer dispute on a mining project. The decrease in segment profit margin for the 2020 Quarter was primarily the result of the favorable resolution of the customer dispute in the prior year, partially offset by an increase in higher margin engineering work in 2020.

New awards for the 2020 Quarter and 2020 Period increased primarily due to a mining project in Chile awarded during the 2020 Quarter and a large metals project in North America awarded during the 2020 Period.

Infrastructure & Power
Revenue for the 2020 Quarter and 2020 Period increased primarily driven by an increase in project execution activities for several infrastructure projects, including year-over-year increases of $128 million and $168 million for the 2020 Quarter and 2020 Period on the Purple Line project, which was canceled in the third quarter of 2020. The increases in revenue during 2020 were further driven by prior year forecast revisions totaling $86 million and $109 million during the 2019 Quarter and 2019 Period, respectively, for three large, power plant projects, which are now substantially complete.
Segment profit for the 2020 Quarter and 2020 Period significantly increased primarily due to recognized revisions on several power and infrastructure projects in 2019. Forecast revisions totaling $109 million and $135 million were recognized during the 2019 Quarter and 2019 Period on the three power plant projects discussed above. Forecast revisions totaling $55 million were recognized during both the 2019 Quarter and 2019 Period on several lump-sum infrastructure projects. Segment profit margin for both the 2020 Quarter and 2020 Period reflects these same factors. Lower margin contributions from certain infrastructure projects for which charges were recognized during 2019 may continue to adversely impact near term segment profit margin.
No significant awards were booked in the first half of 2020 in part due to more selectivity in pursuing such projects. Backlog at June 30, 2020 decreased compared to December 31, 2019 due to a lower level of new awards.
Government
Revenue for the 2020 Quarter and 2020 Period decreased primarily due to the completion of the Magnox project in the United Kingdom during the third quarter of 2019.
The decline in segment profit for the 2020 Quarter and 2020 Period reflects project positions taken during 2020 in recognition of the potential impacts of COVID-19, particularly as it relates to estimated fee recoveries on certain projects, as well as the completion of the Magnox project in 2019. The decrease in segment profit margin for both the 2020 Quarter and 2020 Period reflects these same factors.
New awards for the 2020 Quarter and 2020 Period increased primarily due to an extension of an environmental management contract in South Carolina. Backlog at June 30, 2020 remained relatively flat compared to December 31, 2019. Backlog included $1.6 billion and $1.9 billion of unfunded government contracts as of June 30, 2020 and December 31, 2019, respectively.
Diversified Services

As discussed elsewhere, most of the operating results of our AMECO equipment business are included in Disc Ops. The retained portion of the AMECO operations have been or are in the process of being liquidated and did not meet the qualifications of Disc Ops. These retained operations remain in the Diversified Services segment.
Revenue for the 2020 Quarter and 2020 Period decreased primarily due to significantly lower volumes in the Stork business and the staffing business resulting from reduced operations or restricted access to customer sites due to COVID-19. Revenue declines in 2020 were further driven by reduced volume from the retained AMECO operations.
Segment profit for the 2020 Quarter and 2020 Period decreased primarily driven by the reduced volumes in the Stork business and the staffing business discussed above. Segment profit in the 2019 Quarter and 2019 Period was adversely impacted by charges related to negotiations with clients and joint venture partners. The decline in segment profit margin for both the 2020 Quarter and 2020 Period also reflects these same factors.
New awards for the 2020 Quarter and 2020 Period declined primarily due to the postponement of maintenance projects due to COVID-19 and the decline in oil prices. Backlog as of June 30, 2020 declined compared to December 31, 2019 primarily due to the decrease in new award activity and exchange rate fluctuations. The equipment and staffing businesses do not report backlog or new awards.

Other
Other includes the operations of NuScale, as well as two lump-sum, loss projects including a plant for which we serve as a subcontractor to a commercial client (the "Radford" project) and a weapons storage and maintenance facility (the "Warren" project).
Revenue for the 2020 Quarter and 2020 Period increased primarily due to increased project execution activities for both the Radford and Warren projects.
Segment loss for the 2020 Quarter and 2020 Period improved primarily due to the recognition of losses for the Radford project of $57 million and $62 million during the 2019 Quarter and 2019 Period, respectively.
NuScale expenses, net of qualified reimbursable expenses, included in the determination of segment loss, were $18 million and $41 million for the 2020 Quarter and 2020 Period, respectively, compared to $18 million and $34 million for the 2019 Quarter and 2019 Period, respectively.
Corporate and Other Matters

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Corporate G&A
Compensation	$26.7	$34.9	$45.5	$67.8
Foreign currency (gains) losses	(0.9)	(1.0)	(45.0)	18.0
Other	13.9	16.0	25.2	22.8
Corporate G&A	$39.7	$49.9	$25.7	$108.6
Lower levels of compensation expense were recognized during both the 2020 Quarter and 2020 Period primarily due to the deferral of issuing long-term incentive awards until the latter half of 2020, as compared to the 2019 Quarter and 2019 Period. During the 2020 Period, most major foreign currencies weakened against the U.S. dollar resulting in foreign currency exchange gains. During the 2019 Period, most major foreign currencies strengthened against the U.S. dollar resulting in foreign currency exchange losses.
The increase in net interest expense for both the 2020 Quarter and 2020 Period was attributable to a decrease in interest income from time deposits in 2020.
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

When performing quantitative fair value or impairment evaluations, we estimate the fair value of our assets by taking into consideration the results of both income-based and market-based valuation approaches. Under the income approach, we prepare a discounted cash flow valuation model using recent forecasts and compare the estimated fair value of each asset to its carrying value. Cash flow forecasts are discounted using the weighted-average cost of capital for the applicable reporting unit at the date of evaluation. The weighted-average cost of capital is comprised of the cost of equity and the cost of debt with a weighting for each that reflects our current capital structure. Preparation of long-term forecasts involve significant judgments involving consideration of our backlog, expected future awards, customer attribution, working capital assumptions, and general market trends and conditions. Significant changes in these forecasts or any valuation assumptions, such as the discount rate selected, could affect the estimated fair value of our assets and could result in impairment expenses. Under the market approach, we consider market information such as multiples of comparable publicly traded companies and/or completed sales transactions to develop or validate our fair value conclusions, when appropriate and available.
Due to the impact of COVID-19 and decline in commodity prices on our operations through the date of this filing, we performed interim impairment testing of our goodwill, intangibles and certain other investments and recognized impairment expenses during the first quarter of 2020 of $169 million, $27 million and $86 million, respectively. All other factors being equal, a one hundred basis point change in the discount rates used in these valuations would change the fair value of these assets by $47 million, $2 million and $3 million, respectively.
Recent Accounting Pronouncements
See the Notes to Financial Statements.
Litigation and Matters in Dispute Resolution
See the Notes to Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, credit facilities and, when necessary, access to capital markets. We have both committed and uncommitted lines of credit available to be used for revolving loans and letters of credit. We believe that for at least the next 12 months, cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements. However, we regularly review our sources and uses of liquidity and may pursue opportunities to increase our liquidity position. Our committed credit facilities contain customary financial and restrictive covenants, including the timely filing of financial statements and a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0. In order to accommodate the delays in filing our financial statements, we have entered into amendments with our lenders to extend the deadline for providing the second quarter financial information to November 30 and to extend the third quarter deadline to December 31, 2020, and we believe that we will satisfy the extended deadlines. As of June 30, 2020, our financial covenants limit our borrowings to approximately $632 million under the committed credit facilities, although no amounts were drawn. Future losses and impairment expenses could further reduce the amount of available credit capacity under our committed facilities.
In August 2020, we received a notice of default from the trustee under the indenture governing all of our Senior Notes arising from the delay in the filing of the 2019 10-K and the Q1 2020 10-Q. Upon the filing of the 2019 10-K on September 25, 2020 and the Q1 2020 10-Q on October 22, 2020, we have satisfied these reporting requirements under the indenture. In September 2020, we received a second notice of default from the trustee arising from the delay in the filing of this Q2 2020 10-Q. Under the indenture, we have until December 22, 2020 to provide the required information which is accomplished via the filing of this Q2 2020 10-Q.
Cash and cash equivalents combined with marketable securities were $2.0 billion as of both June 30, 2020 and December 31, 2019. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.1 billion and $944 million as of June 30, 2020 and December 31, 2019, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $547 million and $393 million as of June 30, 2020 and December 31, 2019, respectively) were not necessarily readily available for general purposes. We also consider the extent to which client advances (which totaled $72 million and $69 million as of June 30, 2020 and December 31, 2019, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested overseas as of June 30, 2020 and December 31, 2019, other than unremitted earnings required to meet our working capital and long-term investment needs in foreign jurisdictions where we operates.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2020	2019
OPERATING CASH FLOW	$64,088	$91,435

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	(5,500)	141,555
Capital expenditures	(58,959)	(100,840)
Proceeds from sales of property, plant and equipment	24,348	25,179
Investments in partnerships and joint ventures	(24,022)	(27,056)
Other	4,534	5,164
Investing cash flow	(59,599)	44,002

FINANCING CASH FLOW
Dividends paid	(28,720)	(59,324)
Other borrowings	20,567	12,637
Distributions paid to NCI	(10,831)	(15,572)
Capital contributions by NCI	39,520	7,821
Other	(2,748)	(3,371)
Financing cash flow	17,788	(57,809)

Effect of exchange rate changes on cash	(49,883)	14,911
Increase (decrease) in cash and cash equivalents	(27,606)	92,539
Cash and cash equivalents at beginning of period	1,997,199	1,764,746
Cash and cash equivalents at end of period	$1,969,593	$1,857,285
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
During the 2020 Period, working capital increased. Specific factors related to the change in working capital include:

•	Decreases in contract assets in the Energy & Chemicals and Mining & Industrial segments, which resulted primarily from normal project execution activities.

•
Decreases in accounts payable in the Energy & Chemicals, Mining & Industrial and Diversified Services segments, which resulted primarily from normal invoicing and payment activities for several projects.

•	A decrease in contract liabilities in the Other segment, which resulted primarily from normal project execution activities.

•	An increase in prepaid income taxes.
During the 2019 Period, working capital significantly decreased. Specific factors related to the change in working capital include:

•
A decrease in contract assets in the Energy & Chemicals, Mining & Industrial and Government segments, which resulted primarily from normal project execution activities for several projects including a mining project in Chile.

•	Decreases in accounts payable in the Mining & Industrial and Government segments, which resulted primarily from normal invoicing and payment activities.

•
Increases in contract liabilities resulting from loss provisions and forecast adjustments for several projects in the Energy & Chemicals, Infrastructure & Power and Other segments, as well as client advances on the mining project in Chile.

The decline in operating cash flow resulted primarily from working capital outflows in 2020 compared to working capital inflows in 2019.
Investing Activities

During the 2019 Period, proceeds from the sales and maturities of marketable securities primarily related to maturities of large time deposits at an infrastructure project as cash was needed to support project execution activities.

Capital expenditures primarily related to construction equipment associated with equipment operations now included in Disc Ops, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment primarily related to the disposal of construction equipment associated with the equipment business in Disc Ops.
Investments in unconsolidated partnerships and joint ventures during both the 2020 and 2019 Periods primarily consist of capital contributions to an infrastructure joint venture in the United States. We have a future funding commitment to COOEC Fluor of $26 million due at the end of 2020.
Financing Activities

Quarterly cash dividends were typically paid during the month following the quarter in which they were declared. Therefore, dividends declared in the fourth quarter of 2019 were paid and reported in the first quarter of 2020. We have suspended our dividend as of April 29, 2020. The payment and level of future cash dividends is subject to the discretion of our Board of Directors.

Capital contributions by NCI in 2020 and 2019 related to three infrastructure joint ventures in the United States. Distributions paid to holders of NCI in 2020 and 2019 primarily related to a mining joint venture in Chile.

Other borrowings represent short-term bank loans and other financing arrangements associated with Stork.
Effect of Exchange Rate Changes on Cash
During the 2020 Period, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $80 million, of which $50 million related to cash held by foreign subsidiaries. During the 2019 Period, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains $28 million, of which $15 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore our exposure to exchange gains and losses is generally mitigated.
Off-Balance Sheet Arrangements
Letters of Credit

As of June 30, 2020, letters of credit totaling $463 million were outstanding under committed lines of credit and letters of credit totaling $880 million were outstanding under uncommitted lines of credit. Letters of credit are provided in the ordinary course of business primarily to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees

In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients. These agreements are entered into primarily to support project execution commitments. The performance guarantees have various expiration dates ranging from mechanical completion of the project to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $16 billion as of June 30, 2020. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The performance guarantee obligation was not material as of June 30, 2020 and December 31, 2019.
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.
Variable Interest Entities
We frequently form joint ventures or partnerships with others primarily for the execution of single contracts or projects. We assess our joint ventures and partnerships at inception to determine if any meet the qualifications of a VIE as defined in GAAP. If a joint venture or partnership is a VIE and we are the primary beneficiary, the joint venture or partnership is consolidated and our partners' interests are recognized as NCI. Additional discussion of our VIEs may be found in Item 1 of this Q2 2020 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk in the first half of 2020. Accordingly, the disclosures provided in the 2019 10-K remain current.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	Three Months Ended June 30,
(in millions)	2020	2019
Backlog, April 1	$31,385.7	$39,424.0
New awards	2,191.1	2,359.0
Adjustments and cancellations, net (1)	(477.8)	(2,202.8)
Work performed	(4,065.9)	(4,100.2)
Backlog, June 30	$29,033.1	$35,480.0

	Six Months Ended June 30,
(in millions)	2020	2019
Backlog, January 1	$31,933.9	$40,050.7
New awards	6,382.2	5,759.2
Adjustments and cancellations, net (1)	(1,131.9)	(2,145.3)
Work performed	(8,151.1)	(8,184.6)
Backlog, June 30	$29,033.1	$35,480.0

(1)
Adjustments and cancellations, net during the 2019 Quarter and 2019 Period included an adjustment to remove certain contracts associated with our joint venture in Mexico that were suspended during the 2019 Quarter, as well as other project scope adjustments and cancellations.

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
Additional information on matters in dispute may be found in Item 8 of the 2019 10-K and Item 1 of this Q2 2020 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2019 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information for the quarter ended June 30, 2020 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (1)
April 1 — April 30, 2020	—	$—	—	10,513,093
May 1 — May 31, 2020	—	—	—	10,513,093
June 1 — June 30, 2020	—	—	—	10,513,093
Total	—	$—	—
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

10.1
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

10.2
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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) of the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q2 2020 10-Q for the three and six months ended June 30, 2020, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________

*	New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	November 12, 2020	By:	/s/ Joseph L. Brennan
Joseph L. Brennan
Chief Financial Officer

Date:	November 12, 2020	By:	/s/ John C. Regan
John C. Regan
Chief Accounting Officer