Form 10-Q
period 2020-09-30
FLUOR CORP
filed 2020-12-10
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 30, 2020, 140,715,205 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2019 10-K	Annual Report on Form 10-K for the year ended December 31, 2019
2019 Period	Nine months ended September 30, 2019
2019 Quarter	Three months ended September 30, 2019
2020 Period	Nine months ended September 30, 2020
2020 Quarter	Three months ended September 30, 2020
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Cont Ops	Continuing operations
Corporate G&A	Corporate general and administrative expense
COVID-19	Coronavirus pandemic
Disc Ops	Discontinued operations
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
NCI	Noncontrolling interests
NM	Not meaningful
NuScale	NuScale Power, LLC
OCI	Other comprehensive income (loss)
Q1 2020 10-Q	Quarterly Report on Form 10-Q for the three months ended March 31, 2020
Q2 2020 10-Q	Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020
Q3 2020 10-Q	Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
Stork	Stork Holding B.V. and subsidiaries; Acquired by Fluor in 2016
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenue	$3,803,210	$4,628,578	$12,012,759	$12,908,594
Cost of revenue	3,669,535	4,537,327	11,750,224	13,185,793
Other (income) and expenses
Corporate general and administrative expense	68,085	11,167	93,770	119,721
Impairment, restructuring and other exit costs	—	333,988	302,662	388,027
Interest expense	17,603	18,984	53,017	56,490
Interest income	(4,243)	(14,088)	(21,596)	(41,797)
Total cost and expenses	3,750,980	4,887,378	12,178,077	13,708,234
Earnings (loss) from Cont Ops before taxes	52,230	(258,800)	(165,318)	(799,640)
Income tax expense (benefit)	28,804	495,307	(6,943)	434,807
Net earnings (loss) from Cont Ops	23,426	(754,107)	(158,375)	(1,234,447)
Net earnings (loss) from Disc Ops	214	23,453	(92,697)	6,049
Net earnings (loss)	23,640	(730,654)	(251,072)	(1,228,398)

Less: Net earnings (loss) attributable to NCI from Cont Ops	4,299	12,445	20,536	(2,374)
Net earnings (loss) attributable to Fluor Corporation from Cont Ops	19,127	(766,552)	(178,911)	(1,232,073)
Net earnings (loss) attributable to Fluor Corporation from Disc Ops	214	23,453	(92,697)	6,049
Net earnings (loss) attributable to Fluor Corporation	$19,341	$(743,099)	$(271,608)	$(1,226,024)

Basic earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from Cont Ops	$0.14	$(5.47)	$(1.27)	$(8.80)
Net earnings (loss) from Disc Ops	—	0.17	(0.66)	0.04
Net earnings (loss)	$0.14	$(5.30)	$(1.93)	$(8.76)

Diluted earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from Cont Ops	$0.14	$(5.47)	$(1.27)	$(8.80)
Net earnings (loss) from Disc Ops	—	0.17	(0.66)	0.04
Net earnings (loss)	$0.14	$(5.30)	$(1.93)	$(8.76)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net earnings (loss)	$23,640	$(730,654)	$(251,072)	$(1,228,398)
OCI, net of tax:
Foreign currency translation adjustment	4,201	(42,332)	(75,828)	(14,672)
Ownership share of equity method investees’ OCI	(34)	2,662	(18,860)	(2,125)
Defined benefit plan adjustments	1,070	1,990	3,071	6,093
Unrealized gain (loss) on derivative contracts	9,588	(6,294)	5,883	(599)
Total OCI, net of tax	14,825	(43,974)	(85,734)	(11,303)
Comprehensive income (loss)	38,465	(774,628)	(336,806)	(1,239,701)
Less: Comprehensive income (loss) attributable to NCI	3,804	10,696	18,245	(3,917)
Comprehensive income (loss) attributable to Fluor Corporation	$34,661	$(785,324)	$(355,051)	$(1,235,784)
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in thousands, except share and per share amounts)	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents ($559,667 and $392,772 related to VIEs)	$2,093,782	$1,997,199
Marketable securities ($66 related to VIEs in both periods)	17,514	7,262
Accounts and notes receivable, net ($235,645 and $329,548 related to VIEs)	1,083,351	1,217,464
Contract assets ($330,343 and $294,116 related to VIEs)	1,132,976	1,238,173
Other current assets ($31,791 and $32,271 related to VIEs)	386,751	389,565
Current assets held for sale	296,025	517,100
Total current assets	5,010,399	5,366,763

Noncurrent assets
Property, plant and equipment, net ($41,404 and $29,492 related to VIEs)	563,624	594,826
Goodwill	326,892	508,415
Investments	558,690	600,814
Deferred taxes	69,008	62,688
Deferred compensation trusts	322,445	341,235
Other assets ($41,367 and $45,425 related to VIEs)	420,592	491,917
Total noncurrent assets	2,261,251	2,599,895
Total assets	$7,271,650	$7,966,658

LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($396,297 and $501,525 related to VIEs)	$1,338,153	$1,546,840
Short-term borrowings	42,450	38,728
Contract liabilities ($290,757 and $232,160 related to VIEs)	1,062,342	1,157,788
Accrued salaries, wages and benefits ($30,995 and $31,178 related to VIEs)	609,878	609,094
Other accrued liabilities ($72,773 and $21,088 related to VIEs)	454,206	470,350
Current liabilities related to assets held for sale	37,584	82,322
Total current liabilities	3,544,613	3,905,122

Long-term debt	1,677,162	1,651,739
Deferred taxes	70,363	83,295
Other noncurrent liabilities ($10,015 and $11,366 related to VIEs)	672,828	742,410

Contingencies and commitments

Equity
Shareholders’ equity
Preferred stock — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 140,609,216 and 140,174,400 shares in 2020 and 2019, respectively	1,403	1,399
Additional paid-in capital	177,617	165,314
AOCI	(463,316)	(379,873)
Retained earnings	1,413,242	1,700,912
Total shareholders’ equity	1,128,946	1,487,752
NCI	177,738	96,340
Total equity	1,306,684	1,584,092
Total liabilities and equity	$7,271,650	$7,966,658
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(in thousands)	2020	2019
OPERATING CASH FLOW
Net earnings (loss)	$(251,072)	$(1,228,398)
Adjustments to reconcile net earnings (loss) to operating cash flow:
Impairment expense - Cont Ops	297,604	347,411
Impairment expense - Disc Ops	100,000	—
Depreciation	76,619	129,014
Amortization of intangibles	2,673	13,032
(Earnings) loss from equity method investments, net of distributions	(2,005)	6,510
Loss on sale of investment	10,780	—
(Gain) loss on sales of assets	(828)	5,690
Amortization of stock-based awards	11,571	27,513
Deferred compensation trust	(4,810)	(36,989)
Deferred compensation obligation	3,136	34,827
Deferred taxes	(23,673)	316,407
Net retirement plan accrual (contributions)	(8,507)	(1,821)
Changes in assets and liabilities	(62,230)	443,663
Other	(5,018)	10,039
Operating cash flow	144,240	66,898

INVESTING CASH FLOW
Purchases of marketable securities	(23,589)	(31,165)
Proceeds from the sales and maturities of marketable securities	13,339	197,923
Capital expenditures	(80,786)	(140,058)
Proceeds from sales of property, plant and equipment	34,964	56,431
Proceeds from sales of businesses	19,885	—
Investments in partnerships and joint ventures	(25,252)	(34,502)
Return of capital from partnerships and joint ventures	433	11,733
Proceeds from company owned life insurance	4,574	12,245
Other	(317)	2,071
Investing cash flow	(56,749)	74,678

FINANCING CASH FLOW
Dividends paid	(28,720)	(88,708)
Other borrowings	13,527	21,206
Distributions paid to NCI	(19,288)	(26,123)
Capital contributions by NCI	82,109	10,581
Taxes paid on vested restricted stock	(1,313)	(3,572)
Stock options exercised	—	1,466
Other	(356)	(1,990)
Financing cash flow	45,959	(87,140)

Effect of exchange rate changes on cash	(36,867)	(14,078)
Increase (decrease) in cash and cash equivalents	96,583	40,358
Cash and cash equivalents at beginning of period	1,997,199	1,764,746
Cash and cash equivalents at end of period	$2,093,782	$1,805,104
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2020	140,565	$1,403	$175,089	$(478,636)	$1,393,866	$1,091,722	$139,172	$1,230,894
Net earnings (loss)	—	—	—	—	19,341	19,341	4,299	23,640
OCI	—	—	—	15,320	—	15,320	(495)	14,825
Distributions to NCI	—	—	—	—	—	—	(8,457)	(8,457)
Capital contributions by NCI	—	—	—	—	—	—	42,589	42,589
Other NCI transactions	—	—	321	—	—	321	630	951
Stock-based plan activity	44	—	2,207	—	35	2,242	—	2,242
BALANCE AS OF SEPTEMBER 30, 2020	140,609	$1,403	$177,617	$(463,316)	$1,413,242	$1,128,946	$177,738	$1,306,684

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	140,174	$1,399	$165,314	$(379,873)	$1,700,912	$1,487,752	$96,340	$1,584,092
Net earnings (loss)	—	—	—	—	(271,608)	(271,608)	20,536	(251,072)
Cumulative adjustment for the adoption of ASC 326	—	—	—	—	(1,977)	(1,977)	—	(1,977)
OCI	—	—	—	(83,443)	—	(83,443)	(2,291)	(85,734)
Dividends ($0.10 per share)	—	—	—	—	(14,120)	(14,120)	—	(14,120)
Distributions to NCI	—	—	—	—	—	—	(19,288)	(19,288)
Capital contributions by NCI	—	—	—	—	—	—	82,109	82,109
Other NCI transactions	—	—	2,057	—	—	2,057	332	2,389
Stock-based plan activity	435	4	10,246	—	35	10,285	—	10,285
BALANCE AS OF SEPTEMBER 30, 2020	140,609	$1,403	$177,617	$(463,316)	$1,413,242	$1,128,946	$177,738	$1,306,684
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF JUNE 30, 2019	140,174	$1,399	$113,043	$(511,066)	$2,772,110	$2,375,486	$123,252	$2,498,738
Net earnings (loss)	—	—	—	—	(743,099)	(743,099)	12,445	(730,654)
OCI	—	—	—	(42,225)	—	(42,225)	(1,749)	(43,974)
Dividends ($0.21 per share)	—	—	—	—	(29,677)	(29,677)	—	(29,677)
Distributions to NCI	—	—	—	—	—	—	(10,551)	(10,551)
Capital contributions by NCI	—	—	—	—	—	—	2,760	2,760
Other NCI transactions	—	—	1,105	—	—	1,105	(1,721)	(616)
Stock-based plan activity	—	—	(2,291)	—	—	(2,291)	—	(2,291)
BALANCE AS OF SEPTEMBER 30, 2019	140,174	$1,399	$111,857	$(553,291)	$1,999,334	$1,559,299	$124,436	$1,683,735

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	139,654	$1,396	$82,106	$(543,531)	$3,294,154	$2,834,125	$146,128	$2,980,253
Net earnings (loss)	—	—	—	—	(1,226,024)	(1,226,024)	(2,374)	(1,228,398)
Cumulative adjustment for the adoption of ASC 842	—	—	—	—	20,544	20,544	—	20,544
OCI	—	—	—	(9,760)	—	(9,760)	(1,543)	(11,303)
Dividends ($0.63 per share)	—	—	218	—	(89,340)	(89,122)	—	(89,122)
Distributions to NCI	—	—	—	—	—	—	(26,123)	(26,123)
Capital contributions by NCI	—	—	—	—	—	—	10,581	10,581
Other NCI transactions	—	—	4,188	—	—	4,188	(2,233)	1,955
Stock-based plan activity	520	3	25,345	—	—	25,348	—	25,348
BALANCE AS OF SEPTEMBER 30, 2019	140,174	$1,399	$111,857	$(553,291)	$1,999,334	$1,559,299	$124,436	$1,683,735
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. Principles of Consolidation

These financial statements do not include footnotes and certain financial information normally presented annually under GAAP, and therefore, should be read in conjunction with our 2019 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. Although such estimates are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available including considerations for the potential impacts of COVID-19, our reported results of operations may not necessarily be indicative of results that we expect for the full year.

The financial statements included herein are unaudited. In management's opinion, they contain all adjustments of a normal recurring nature which are necessary to present fairly our financial position and our operating results as of and for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2019 have been reclassified to conform to the 2020 presentation, which includes the segregation of Disc Ops and assets and liabilities held for sale. Segment operating information for 2019 has been recast to reflect the current composition of our reportable segments. Management has evaluated all material events occurring subsequent to September 30, 2020 through the filing date of this Q3 2020 10-Q.
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
2. Recent Accounting Pronouncements
Accounting pronouncements relevant to our business that were implemented by us during the first nine months of 2020

On January 1, 2020, we adopted ASC Topic 326, “Financial Instruments - Credit Losses,” which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of information to estimate credit losses. The new guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. We adopted ASC 326 using the modified retrospective method, and accordingly, the new guidance was applied to financial assets measured at amortized cost (primarily accounts receivable and contract assets) that existed as of January 1, 2020 (the date of initial application). As a result, we recorded additional reserves for credit losses of $2 million and a cumulative effect adjustment to decrease retained earnings by $2 million as of January 1, 2020. The adoption of ASC 326 did not have a material impact on our results of operations or any impact on our cash flows. We utilize a combination of methods for estimating expected credit losses including loss rates, aging schedules and probability-of-default. In evaluating our historical loss rates, accounts receivable and contract assets are pooled into the following categories based on similar risk characteristics: (1) EPC management; (2) government; (3) operations and maintenance; and (4) equipment leasing. Historical loss experience is adjusted for current conditions and reasonable and supportable forecasts, when applicable. Significantly aged receivables are evaluated individually by credit rating. Our reserve for credit losses amounted to $35 million as of both September 30, 2020 and December 31, 2019.
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
Accounting pronouncements relevant to our business that have not yet been implemented

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” which amends certain disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 becomes effective for us on January 1, 2021, but we do not expect its adoption to have any impact on our financial statements.
3. Earnings Per Share
Potentially dilutive securities include stock options, RSUs, restricted stock and performance award units. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Amounts attributable to Fluor Corporation:
Net earnings (loss) from Cont Ops	$19,127	$(766,552)	$(178,911)	$(1,232,073)
Net earnings (loss) from Disc Ops	214	23,453	(92,697)	6,049
Net earnings (loss)	$19,341	$(743,099)	$(271,608)	$(1,226,024)

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,598	140,163	140,465	140,027

Net earnings (loss) from Cont Ops	$0.14	$(5.47)	$(1.27)	$(8.80)
Net earnings (loss) from Disc Ops	—	0.17	(0.66)	0.04
Net earnings (loss)	$0.14	$(5.30)	$(1.93)	$(8.76)

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,598	140,163	140,465	140,027
Diluted effect:
Stock options, RSUs, restricted stock and performance award units(1)	570	—	—	—
Weighted average diluted shares outstanding	141,168	140,163	140,465	140,027

Net earnings (loss) from Cont Ops	$0.14	$(5.47)	$(1.27)	$(8.80)
Net earnings (loss) from Disc Ops	—	0.17	(0.66)	0.04
Net earnings (loss)	$0.14	$(5.30)	$(1.93)	$(8.76)

(1) Anti-dilutive securities not included in shares outstanding	—	489	464	585

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

4. Operating Information by Segment and Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Revenue
Energy & Chemicals	$1,336.0	$1,611.6	$4,187.4	$4,485.2
Mining & Industrial	920.9	1,374.0	3,107.8	3,703.6
Infrastructure & Power	386.5	392.5	1,247.1	965.9
Government	753.7	718.2	2,173.2	2,196.2
Diversified Services	370.3	521.7	1,210.3	1,525.0
Other	35.8	10.6	87.0	32.7
Total revenue	$3,803.2	$4,628.6	$12,012.8	$12,908.6

Segment Profit (loss)
Energy & Chemicals	$94.9	$84.7	$129.4	$(125.1)
Mining & Industrial	18.2	56.9	86.7	129.1
Infrastructure & Power	6.4	0.9	15.1	(188.0)
Government	25.7	22.4	67.1	87.2
Diversified Services	7.1	10.5	7.4	22.2
Other	(22.9)	(96.6)	(63.7)	(200.2)
Total segment profit (loss)	$129.4	$78.8	$242.0	$(274.8)

Corporate G&A	(68.1)	(11.2)	(93.8)	(119.7)
Impairment, restructuring and other exit costs	—	(334.0)	(302.7)	(388.0)
Interest income (expense), net	(13.4)	(4.9)	(31.3)	(14.7)
Earnings (loss) attributable to NCI from Cont Ops	4.3	12.5	20.5	(2.4)
Earnings (loss) from Cont Ops before taxes	$52.2	$(258.8)	$(165.3)	$(799.6)

Energy & Chemicals. Segment profit for the 2019 Period included charges totaling $240 million (or $1.40 per share) for cost growth on an offshore project. Additional charges totaling $87 million (or $0.50 per share) for the 2019 Period resulted from schedule-driven cost growth and client and subcontractor negotiations on two downstream projects and scope reductions on a large upstream project. Pre-contract costs of $26 million (or $0.15 per share) were expensed in the 2019 Period due to our evaluation of the reduced probability of receiving an award. Segment profit during the 2019 Period was also impacted by a charge of $31 million (or $0.22 per share) resulting from the resolution of close-out matters with a customer. There were no similar material charges in 2020.
Infrastructure & Power. Segment profit for the 2019 Period included charges totaling $135 million (or $0.74 per share) which included the settlement of client disputes, as well as cost growth related to close-out matters on three lump-sum, gas-fired power plant projects that were substantially complete as of December 31, 2019. Segment profit during the 2019 Period also included charges totaling $55 million (or $0.30 per share) resulting from late engineering changes and schedule-driven cost growth, as well as negotiations with clients and subcontractors on pending change orders, for several infrastructure projects. There were no similar material charges in 2020.
Diversified Services. Intercompany revenue for Diversified Services, excluded from the amounts shown above, was $61 million and $200 million for the 2020 Quarter and 2020 Period, respectively, and $81 million and $253 million for the 2019 Quarter and 2019 Period, respectively.
Other. Segment loss for both the 2019 Quarter and 2019 Period included charges totaling $59 million (or $0.42 per share) resulting from forecast revisions for cost growth on the Warren project. Segment loss for the 2019 Quarter and 2019 Period also included charges totaling $21 million (or $0.11 per share) and $83 million (or $0.45 per share), respectively, resulting from estimated cost growth related to the Radford project. There were no similar material charges in 2020. Segment loss for all periods

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. NuScale expenses included in the determination of segment loss were $22 million and $63 million for the 2020 Quarter and 2020 Period, respectively, and $14 million and $48 million for the 2019 Quarter and 2019 Period, respectively. NuScale expenses were reported net of qualified reimbursable expenses of $20 million and $53 million for the 2020 Quarter and 2020 Period, respectively, and $16 million and $43 million for the 2019 Quarter and 2019 Period, respectively.
Corporate G&A. Foreign currency gains and (losses) of ($30 million) and $15 million were included in corporate G&A during the 2020 and 2019 Quarters, respectively.
Total assets by segment are as follows:

(in millions)	September 30, 2020	December 31, 2019
Energy & Chemicals	$1,022.3	$1,139.3
Mining & Industrial	487.6	594.9
Infrastructure & Power	591.3	471.2
Government	572.2	629.1
Diversified Services	921.9	1,290.6
Other	49.4	68.5
Corporate	3,405.8	3,379.3

Energy & Chemicals. During the 2020 Period, we recognized impairment expense of $86 million for equity method investments in "Impairment, restructuring and other exit costs." We also recorded a reserve of $55 million on receivables and contract assets during the 2020 Period for expected credit losses associated with certain joint venture clients that were affected by the impacts of COVID-19 and declining oil prices.
Diversified Services. During the 2020 Period, we recognized impairment expense of $169 million on goodwill and $27 million on intangible customer relationships in the Diversified Services segment. Additionally, accounts receivable and contract assets at September 30, 2020 decreased by $105 million compared to December 31, 2019.
Revenue by project location follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
North America	$2,405.2	$2,206.5	$7,395.9	$6,043.3
Asia Pacific (includes Australia)	350.1	492.5	1,036.7	1,391.2
Europe	664.2	605.3	2,128.8	2,573.4
Central and South America	251.9	714.8	1,017.9	1,743.0
Middle East and Africa	131.8	609.5	433.5	1,157.7
Total revenue	$3,803.2	$4,628.6	$12,012.8	$12,908.6

5. Impairment, Restructuring and Other Exit Costs
Restructuring and Other Exit Costs
During 2019, we initiated a broad restructuring plan designed to optimize costs and improve operational efficiency. These efforts primarily relate to the rationalization of resources, investments, real estate and overhead across various geographies, as well as the liquidation of certain components of the AMECO business that are being excluded from sale. We expect that our planned restructuring activities will be substantially completed by the end of 2020. Restructuring costs of $5 million, primarily related to severance, were recognized during the 2020 Period. Restructuring costs of $44 million and $98 million recognized during the 2019 Quarter and 2019 Period, respectively, primarily related to severance and asset impairment

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

expense. Restructuring information is summarized as follows:

(in millions)	Recognized to Date	Total Cost Expected to be Incurred
Restructuring and other exit costs:
Severance	$68.9	$70.0
Asset impairments	90.4	90.4
Entity liquidation costs (including the recognition of cumulative translation adjustments)	83.7	85.0
Other exit costs	2.1	5.0
Total restructuring and other exit costs	$245.1	$250.4

A reconciliation of the restructuring liabilities follows:

(in thousands)	Severance	Lease Exit Costs	Other	Total
Balance as of December 31, 2019	$46,303	$570	$307	$47,180
Restructuring charges recognized during the period	4,219	102	737	5,058
Cash payments / settlements during the period	(21,366)	(640)	(552)	(22,558)
Currency translation	426	—	(1)	425
Balance as of September 30, 2020	$29,582	$32	$491	$30,105

Impairment
Impairment expense is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Impairment expense:
Goodwill associated with the Diversified Services reporting unit	$168,568	$—
Intangible customer relationships associated with the Stork business	26,671	33,657
Equity method investments in the Energy & Chemicals business	86,096	256,769
Information technology assets	16,269	—
Total impairment expense	$297,604	$290,426

2020 Impairment
Certain of our businesses have been adversely affected by the economic impacts of the outbreak of COVID-19 and the steep decline in commodity prices that occurred in the first quarter of 2020. These events have caused significant uncertainty, economic volatility and disruption, which have impacted and may continue to impact our operations. We have experienced, and may continue to experience, reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial condition or financial distress, as well as governmental budget constraints. These impacts are expected to continue or worsen if stay-at-home, social distancing, travel restrictions and other similar orders or restrictions remain in place for an extended period of time or are re-imposed after being relaxed. Significant uncertainty still exists concerning the magnitude of the impact and duration of these events. Because of these events and their impact on our operations, we performed interim impairment testing of our goodwill, intangible assets and investments and recognized the above impairment expense during the first quarter of 2020, which were included in “Impairment, restructuring and other exit costs.” No additional impairment expense was recognized during the second or third quarters of 2020.

As part of our assessment of goodwill, the fair value of the reporting units was determined using an income based approach that utilized unobservable Level 3 inputs, including significant management assumptions such as expected awards,

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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
2019 Impairment
During the 2019 Quarter, we recognized impairment expense on our intangible customer relationships associated with the Stork business. We also evaluated our significant investments and determined that certain of our investments were impaired as of September 30, 2019.
6. Income Taxes
The effective tax rate on earnings (loss) from Cont Ops was 55.1% for the 2020 Quarter and 4.2% for the 2020 Period compared to (191.4)% and (54.4)% for the corresponding periods of 2019. The effective tax rate for all periods was unfavorably impacted by foreign income tax rates that exceed the U.S. statutory rate of 21%, as well as the establishment or augmentation of valuation allowances against foreign tax credits and certain losses. The effective tax rate for the 2020 Period was favorably impacted by the release of valuation allowances and rate benefits resulting from the carryback of our 2019 federal net operating loss as allowed by the CARES Act, enacted on March 27, 2020.
7. Cash Paid for Interest and Taxes

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash paid for:
Interest	$54,677	$59,067
Income taxes (net of refunds)	29,367	180,005

8. Partnerships and Joint Ventures

In the normal course of business, we form partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50% or less noncontrolling ownership or participation interest with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” was $191 million and $149 million as of September 30, 2020 and December 31, 2019, respectively.

During the first quarter of 2020, we evaluated our significant investments and determined that certain of our investments were impaired. As a result, we recognized impairment expense of $86 million.
One of our more significant joint ventures is COOEC Fluor, in which we have a 49% ownership interest. COOEC Fluor owns, operates and manages the Zhuhai Fabrication Yard in China’s Guangdong province. We have a scheduled funding commitment to the joint venture of $26 million due at the end of 2020.

During the 2020 Period, we sold our 50% ownership interest in Sacyr Fluor and recognized a loss on sale of $11 million, which was included in Energy & Chemicals' segment profit.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

We also perform a qualitative assessment of each identified VIE to determine if we are its primary beneficiary. We conclude that we are the primary beneficiary and consolidate the VIE if we have both:

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

The net carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $241 million and $217 million as of September 30, 2020 and December 31, 2019, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse to us. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of September 30, 2020 for the unconsolidated VIEs were $77 million.
In some cases, we are required to consolidate VIEs. As of September 30, 2020, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.3 billion and $816 million, respectively. As of December 31, 2019, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $798 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for our general operations.
We have agreements with certain VIEs to provide financial or performance assurances to clients, as discussed elsewhere.
9. Guarantees
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support project execution commitments. The performance guarantees have various expiration dates ranging from mechanical completion of the project to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $15 billion as of September 30, 2020. Amounts that may be required to be paid in excess of estimated cost to complete contracts

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of September 30, 2020 or December 31, 2019.
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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Purple Line Transit Partners, LLC (“PLTP”) entered into a Public Private Partnership Agreement (“PPPA”) with the Maryland Department of Transportation and the Maryland Transit Administration (together, the “State”) for the finance, design, construction, and operation of the Purple Line Project, a new light rail line in Maryland (the “Project”). PLTP is a limited liability company in which Fluor has a 15% membership interest. PLTP entered into an Amended and Restated Design-Build Contract (the “DB Contract”) with Purple Line Transit Constructors, LLC (“PLTC”) as design-build contractor to perform PLTP’s design and construction obligations under the PPPA on a back-to-back basis. PLTC is a limited liability company in which Fluor has a 50% membership interest. The design and construction of the Project was significantly delayed by more than two and a half years due to events outside of PLTP or PLTC’s control. The PPPA contained a provision allowing PLTP the unconditional right to terminate the PPPA if certain events delayed the design and construction of the Project by 365 days or more. The DB Contract contained a similar provision allowing PLTC to terminate the DB Contract. Because of significant Project delays, in excess of 365 days, on May 1, 2020, PLTC gave notice to PLTP of PLTC’s intent to terminate the DB Contract. Upon receiving PLTC’s notice, on June 23, 2020, PLTP exercised its unconditional right to terminate the PPPA. The State has challenged PLTP’s termination of the PPPA and commenced a lawsuit in Maryland state court against PLTP alleging breach of the PPPA. We believe that PLTP and PLTC’s terminations of the PPPA and DB Contract, respectively, were justified and are vigorously defending against the State’s lawsuit.
Other Matters

We have made claims arising from the performance under our contracts. We periodically evaluate our positions and the amounts recognized with respect to all of our claims and back charges. As of September 30, 2020 and December 31, 2019, we had recorded $214 million and $198 million, respectively, of claim revenue for costs incurred to date. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. We also had recorded disputed back charges to suppliers or subcontractors totaling $1 million and $2 million as of September 30, 2020 and December 31, 2019, respectively. We believe the ultimate recovery of amounts related to these claims and back charges is probable in accordance with GAAP.

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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

financial reporting and governance matters. We are coordinating responses to the SEC and DOJ and cooperating in providing the requested documents and information, which efforts are ongoing.
11. Contract Assets and Liabilities

The following summarizes information about our contract assets and liabilities:

(in millions)	September 30, 2020	December 31, 2019
Information about contract assets:
Contract assets
Unbilled receivables	$737	$851
Contract work in progress	396	387
Contract assets	$1,133	$1,238

Advance billings deducted from contract assets	$412	$574

	Nine Months Ended September 30,
(in millions)	2020	2019
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$731	$743

12. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	September 30, 2020
Within 1 year	$12,045
1 to 2 years	8,117
Thereafter	5,620
Total remaining unsatisfied performance obligations	$25,782

13. Debt and Letters of Credit

As of September 30, 2020, letters of credit totaling $384 million were outstanding under our committed lines of credit, which consist of a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. Both facilities mature in February 2022. These credit facilities contain customary financial and restrictive covenants, including a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0 and a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries. As of September 30, 2020, our financial covenants limit our borrowings to approximately $654 million under the committed lines of credit, although no amounts were drawn. Borrowings under both facilities, which may be denominated in USD, EUR, GBP or CAD, bear interest at rates based on the Eurodollar Rate or an alternative base rate, plus an applicable borrowing margin.
Due to the delays in the preparation of our financial statements for the quarter ended September 30, 2020, we were not in compliance with the reporting deadlines under the committed lines of credit. We have entered into amendments to extend the deadline to provide financial information for the third quarter until December 31, 2020. By completing the filing of the Q3 2020 10-Q and submitting other information to the lenders, we will have satisfied all interim 2020 reporting obligations under the committed lines of credit.
As of September 30, 2020, letters of credit totaling $792 million were also outstanding under uncommitted lines of credit.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

In August 2020, we received a notice of default from the trustee under the indenture governing all of our Senior Notes arising from the delay in the filing of the 2019 10-K and the Q1 2020 10-Q. In September 2020, we received a second notice of default arising from the delay in the filing of the Q2 2020 10-Q. Upon the filing of the 2019 10-K on September 25, 2020, the Q1 2020 10-Q on October 22, 2020 and the Q2 2020 10-Q on November 12, 2020, we have now satisfied these reporting requirements.
14. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2020				December 31, 2019
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$8,733	$8,733	$—	$—	$7,719	$7,719	$—	$—
Derivative assets(2)
Foreign currency	10,942	—	10,942	—	7,167	—	7,167	—
Commodity	46	—	46	—	46	—	46	—

Liabilities:
Derivative liabilities(2)
Foreign currency	$4,495	$—	$4,495	$—	$6,561	$—	$6,561	$—
Commodity	6,920	—	6,920	—	1,247	—	1,247	—
_________________________________________________________

(1)
Consists of registered money market funds and an equity index fund. These investments, which are trading securities, represent the net asset value of the close of business at the end of the period based on the last trade or official close of an active market or exchange.

(2)	Foreign currency and commodity derivatives are estimated using pricing models with market-based inputs, which take into account the present value of estimated future cash flows.
We have measured assets and liabilities held for sale and certain other impaired assets at fair value on a nonrecurring basis.
The following summarizes information about financial instruments that are not required to be measured at fair value :

		September 30, 2020		December 31, 2019
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,055,169	$1,055,169	$1,014,138	$1,014,138
Cash equivalents(2)	Level 2	1,038,613	1,038,613	983,061	983,061
Marketable securities(3)	Level 2	17,514	17,514	7,262	7,262
Notes receivable, including noncurrent portion(4)	Level 3	24,179	24,179	28,117	28,117
Liabilities:
2016 Senior Notes(5)	Level 2	$579,357	$490,543	$557,185	$562,399
2014 Senior Notes(5)	Level 2	495,960	439,540	495,240	510,145
2018 Senior Notes(5)	Level 2	594,976	513,954	594,502	609,918
Other borrowings, including noncurrent portion(6)	Level 2	49,319	49,319	43,540	43,540
_________________________________________________________

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

15. Stock-Based Plans
Our executive and director stock-based compensation plans are described more fully in the 2019 10-K. In the 2020 and 2019 Periods, RSUs totaling 1,098,926 and 1,065,139, respectively, were granted to executives or directors (2019 Period only) at weighted-average grant date fair values of $8.81 per share and $36.45 per share, respectively. RSUs granted to executives in 2020 and 2019 generally vest over three years. RSUs granted to directors in 2019 vested immediately and are subject to a post-vest holding period of three years. The fair value of RSUs represents the closing price of our common stock on the date of grant discounted for the post-vest holding period, when applicable. There were no RSUs awarded to directors during the 2020 Period. Instead, RSUs were awarded to directors in November 2020 following the annual shareholder meeting.
Stock options for the purchase of 672,309 shares at a weighted-average exercise price of $8.81 per share and 392,841 shares at a weighted-average exercise price of $29.03 per share were awarded to executives during the 2020 and 2019 Periods, respectively. The exercise price of options represents the closing price of our common stock on the date of grant. The options granted in 2020 and 2019 generally vest over three years and expire ten years after the grant date.
Performance-based award units totaling 1,156,365 and 350,532 were awarded to executives during the 2020 and 2019 Periods, respectively. These awards generally vest after a period of three years and contain annual performance conditions for each of the three years of the vesting period. Under GAAP, performance-based awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter. During the 2020 Period, units totaling 385,455, 116,844 and 68,866 under the 2020, 2019 and 2018 performance award plans, respectively, were granted at weighted-average grant date fair values of $9.05 per share, $9.77 per share and $10.75 per share, respectively. The number of units are adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the award agreements. The grant date fair value is determined by adjusting the closing price of our common stock on the date of grant for the effect of the market condition and for the post-vest holding period discount, when applicable. Units granted under the 2020, 2019 and 2018 performance award plans can only be settled in stock and are accounted for as equity awards under GAAP.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

16. Retirement Benefits
Net periodic pension expense for our defined benefit pension plans includes the following components:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Location of Component	2020	2019	2020	2019
Service cost	Cost of revenue	$4,632	$3,917	$13,391	$11,846
Interest cost	Corp G&A	2,530	4,832	7,312	14,731
Expected return on assets	Corp G&A	(6,723)	(8,068)	(19,419)	(24,540)
Amortization of prior service credit	Corp G&A	(231)	(220)	(667)	(667)
Recognized net actuarial loss	Corp G&A	1,484	2,529	4,286	7,736
Net periodic pension expense		$1,692	$2,990	$4,903	$9,106

We currently expect to contribute up to $15 million into our defined benefit pension plans during 2020, including $2 million during the fourth quarter of 2020, which we expect to be in excess of the minimum funding required.
17. Derivatives and Hedging
We attempt to limit foreign currency exposure in most of our contracts by denominating contract revenue in the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility, may subject the company to earnings volatility. We may utilize derivatives instruments or hedging instruments to mitigate such risk. Our hedging instruments are designated as either fair value or cash flow hedges. We formally document our hedge relationships at inception, including identification of the hedging instruments and the hedged items, our risk management objectives and strategies for undertaking the hedge transaction, and the initial quantitative assessment of the hedging instrument's effectiveness in offsetting changes in the fair value of the hedged items. We subsequently assess hedge effectiveness qualitatively, unless the hedge relationship is no longer highly effective. All hedging instruments are recorded at fair value. For fair value hedges, the change in fair value is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the change in fair value is recorded as a component of AOCI and is reclassified into earnings when the hedged item settles. For derivatives that are not designated or do not qualify as hedging instruments, the change in the fair value of the derivative is offset against the change in the fair value of the underlying asset or liability through earnings. In certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. If an embedded foreign currency derivative is identified, the derivative is bifurcated from the host contract and the change in fair value is recognized through earnings. We maintain master netting arrangements with certain counterparties to facilitate the settlement of derivative instruments; however, we report the fair value of derivatives on a gross basis.
Derivatives Designated as Hedges
As of September 30, 2020, we had total gross notional amounts of $754 million of foreign currency contracts outstanding (primarily related to the Canadian Dollar, Chinese Yuan, British Pound, Euro, Indian Rupee and Philippine Peso) that were designated as hedging instruments. The foreign currency contracts are of varying duration, none of which extend beyond June 2024. There were no commodity contracts outstanding that were designated as hedging instruments as of September 30, 2020.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The fair values of derivatives designated as hedging instruments follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	September 30, 2020	December 31, 2019	Balance Sheet Location	September 30, 2020	December 31, 2019
Foreign currency contracts	Other current assets	$7,076	$2,871	Other accrued liabilities	$3,105	$1,585
Commodity contracts	Other current assets	—	10	Other accrued liabilities	—	—
Foreign currency contracts	Other assets	3,219	3,757	Noncurrent liabilities	1,390	4,747
Total		$10,295	$6,638		$4,495	$6,332

The after-tax amount of gain (loss) recognized in OCI associated with derivative instruments designated as cash flow hedges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedges (in thousands)	2020	2019	2020	2019
Foreign currency contracts	$10,112	$(8,611)	$6,115	$(4,285)
Commodity contracts	—	1,767	(108)	1,766
	$10,112	$(6,844)	$6,007	$(2,519)

The after-tax amount of gain (loss) reclassified from AOCI into earnings associated with derivative instruments designated as cash flow hedges follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2020	2019	2020	2019
Foreign currency contracts	Cost of revenue	$943	$(288)	$1,482	$(1,134)
Commodity contracts	Cost of revenue	—	—	(100)	—
Interest rate contracts	Interest expense	(419)	(262)	(1,258)	(786)
Total		$524	$(550)	$124	$(1,920)

Derivatives Not Designated as Hedges
As of September 30, 2020, we also had total gross notional amounts of $116 million of foreign currency contracts and $23 million of commodity contracts outstanding that were not designated as hedging instruments. The foreign currency contracts primarily related to contract obligations denominated in nonfunctional currencies. As of September 30, 2020, we had total gross notional amounts of $9 million associated with contractual foreign currency payment provisions that were deemed embedded derivatives. The gains and losses associated with derivatives not designated as hedges and embedded derivatives were not material for all periods.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

18. Other Comprehensive Income (Loss)
The components of OCI follow:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$4,201	$—	$4,201	$(47,577)	$5,245	$(42,332)
Ownership share of equity method investees’ OCI	(1,287)	1,253	(34)	3,593	(931)	2,662
Defined benefit plan adjustments	1,070	—	1,070	2,126	(136)	1,990
Unrealized gain (loss) on derivative contracts	11,328	(1,740)	9,588	(8,031)	1,737	(6,294)
Total OCI	15,312	(487)	14,825	(49,889)	5,915	(43,974)
Less: OCI attributable to NCI	(495)	—	(495)	(1,749)	—	(1,749)
OCI attributable to Fluor Corporation	$15,807	$(487)	$15,320	$(48,140)	$5,915	$(42,225)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$(75,828)	$—	$(75,828)	$(19,956)	$5,284	$(14,672)
Ownership share of equity method investees’ OCI	(18,707)	(153)	(18,860)	(3,302)	1,177	(2,125)
Defined benefit plan adjustments	3,071	—	3,071	6,518	(425)	6,093
Unrealized gain (loss) on derivative contracts	6,751	(868)	5,883	(1)	(598)	(599)
Total OCI	(84,713)	(1,021)	(85,734)	(16,741)	5,438	(11,303)
Less: OCI attributable to NCI	(2,291)	—	(2,291)	(1,543)	—	(1,543)
OCI attributable to Fluor Corporation	$(82,422)	$(1,021)	$(83,443)	$(15,198)	$5,438	$(9,760)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The changes in AOCI balances follow:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	Defined Benefit Plans	Unrealized Gain (Loss) on Derivative Contracts	AOCI, Net
Attributable to Fluor Corporation:
Balance as of June 30, 2020	$(321,183)	$(54,282)	$(97,196)	$(5,975)	$(478,636)
OCI before reclassifications	4,696	(171)	—	10,112	14,637
Amounts reclassified from AOCI	—	137	1,070	(524)	683
Net OCI	4,696	(34)	1,070	9,588	15,320
Balance as of September 30, 2020	$(316,487)	$(54,316)	$(96,126)	$3,613	$(463,316)

Attributable to NCI:
Balance as of June 30, 2020	$(6,847)	$—	$—	$—	$(6,847)
OCI before reclassifications	(495)	—	—	—	(495)
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	(495)	—	—	—	(495)
Balance as of September 30, 2020	$(7,342)	$—	$—	$—	$(7,342)

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	Defined Benefit Plans	Unrealized Gain (Loss) on Derivative Contracts	AOCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2019	$(242,950)	$(35,456)	$(99,197)	$(2,270)	$(379,873)
OCI before reclassifications	(73,537)	(19,270)	—	6,007	(86,800)
Amounts reclassified from AOCI	—	410	3,071	(124)	3,357
Net OCI	(73,537)	(18,860)	3,071	5,883	(83,443)
Balance as of September 30, 2020	$(316,487)	$(54,316)	$(96,126)	$3,613	$(463,316)

Attributable to NCI:
Balance as of December 31, 2019	$(5,051)	$—	$—	$—	$(5,051)
OCI before reclassifications	(2,291)	—	—	—	(2,291)
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	(2,291)	—	—	—	(2,291)
Balance as of September 30, 2020	$(7,342)	$—	$—	$—	$(7,342)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	Defined Benefit Plans	Unrealized Gain (Loss) on Derivative Contracts	AOCI, Net
Attributable to Fluor Corporation:
Balance as of June 30, 2019	$(282,346)	$(28,459)	$(200,546)	$285	$(511,066)
OCI before reclassifications	(40,583)	2,518	—	(6,844)	(44,909)
Amounts reclassified from AOCI	—	144	1,990	550	2,684
Net OCI	(40,583)	2,662	1,990	(6,294)	(42,225)
Balance as of September 30, 2019	$(322,929)	$(25,797)	$(198,556)	$(6,009)	$(553,291)

Attributable to NCI:
Balance as of June 30, 2019	$(3,495)	$—	$—	$—	$(3,495)
OCI before reclassifications	(1,749)	—	—	—	(1,749)
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	(1,749)	—	—	—	(1,749)
Balance as of September 30, 2019	$(5,244)	$—	$—	$—	$(5,244)

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	Defined Benefit Plans	Unrealized Gain (Loss) on Derivative Contracts	AOCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2018	$(309,800)	$(23,672)	$(204,649)	$(5,410)	$(543,531)
OCI before reclassifications	(13,129)	(2,552)	—	(2,519)	(18,200)
Amounts reclassified from AOCI	—	427	6,093	1,920	8,440
Net OCI	(13,129)	(2,125)	6,093	(599)	(9,760)
Balance as of September 30, 2019	$(322,929)	$(25,797)	$(198,556)	$(6,009)	$(553,291)

Attributable to NCI:
Balance as of December 31, 2018	$(3,701)	$—	$—	$—	$(3,701)
OCI before reclassifications	(1,543)	—	—	—	(1,543)
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	(1,543)	—	—	—	(1,543)
Balance as of September 30, 2019	$(5,244)	$—	$—	$—	$(5,244)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Information about reclassifications out of AOCI follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Location in Statement of Operations	2020	2019	2020	2019
Component of AOCI:

Ownership share of equity method investees’ OCI	Cost of revenue	$(183)	$(192)	$(547)	$(569)
Income tax benefit	Income tax expense (benefit)	46	48	137	142
Net of tax		$(137)	$(144)	$(410)	$(427)

Defined benefit plan adjustments	Corporate G&A	$(1,070)	$(2,126)	$(3,071)	$(6,518)
Income tax benefit	Income tax expense (benefit)	—	136	—	425
Net of tax		$(1,070)	$(1,990)	$(3,071)	$(6,093)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Various accounts(1)	$943	$(496)	$1,346	$(1,958)
Interest rate contracts	Interest expense	(419)	(419)	(1,258)	(1,258)
Income tax benefit	Income tax expense (benefit)	—	365	36	1,296
Net of tax		$524	$(550)	$124	$(1,920)

(1)	Gains and losses on commodity and foreign currency derivative contracts were reclassified to "Cost of revenue" and "Corporate G&A".
19. Discontinued Operations

We expect to complete the sale of the AMECO equipment business, which is reported in Disc Ops, within the first half of 2021. The assets and liabilities of the AMECO business are classified as held for sale. Due to the impact of COVID-19 and the steep decline in oil prices on the AMECO business during the first quarter of 2020, we recognized impairment expense of $100 million, of which $12 million related to goodwill, to reduce the AMECO assets to their fair value less cost to sell. The fair value of the AMECO assets were determined using a combination of observable level 2 inputs, including indicative offers and ongoing negotiations for the related assets.
In August 2020, we sold our AMECO equipment business in Jamaica for $18 million and recognized a loss of $1 million. The operations of the AMECO business in Jamaica were included in Disc Ops through the date of sale.
In August 2019, we entered into a settlement agreement in connection with legal matters related to a previously divested business. The resulting gain on settlement as well as all legal fees associated with this matter were included in "Other" in the tables below.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Disc Ops information follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in thousands)	AMECO	Other	Total	AMECO	Other	Total
Revenue	$58,236	$—	$58,236	$73,102	$—	$73,102
Cost of revenue	54,218	—	54,218	70,545	—	70,545
Corporate general and administrative expense	13	2,057	2,070	40	(27,848)	(27,808)
Interest expense (income), net	14	—	14	(107)	—	(107)
Total cost and expenses	54,245	2,057	56,302	70,478	(27,848)	42,630
Earnings (loss) before taxes from Disc Ops	3,991	(2,057)	1,934	2,624	27,848	30,472
Income tax expense (benefit)	1,720	—	1,720	581	6,438	7,019
Net earnings (loss) from Disc Ops	2,271	(2,057)	214	2,043	21,410	23,453

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(in thousands)	AMECO	Other	Total	AMECO	Other	Total
Revenue	$169,441	$—	$169,441	$197,708	$—	$197,708
Cost of revenue	147,000	—	147,000	211,913	—	211,913
Corporate general and administrative expense	64	11,438	11,502	189	(22,929)	(22,740)
Impairment of assets held for sale	100,000	—	100,000	—	—	—
Interest expense (income), net	(26)	—	(26)	(280)	—	(280)
Total cost and expenses	247,038	11,438	258,476	211,822	(22,929)	188,893
Earnings (loss) before taxes from Disc Ops	(77,597)	(11,438)	(89,035)	(14,114)	22,929	8,815
Income tax expense (benefit)	3,662	—	3,662	(2,535)	5,301	2,766
Net earnings (loss) from Disc Ops	(81,259)	(11,438)	(92,697)	(11,579)	17,628	6,049

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The carrying amounts of the major classes of assets and liabilities of Disc Ops and classified as held for sale as of September 30, 2020 and December 31, 2019 follow:

	September 30, 2020					December 31, 2019
(in thousands)	AMECO	Other	Total from Disc Ops	Other Assets and Liabilities from Cont Ops	Total	AMECO	Other	Total from Disc Ops	Other Assets and Liabilities from Cont Ops	Total
Accounts and notes receivable, net	$37,083	$15,925	$53,008	$49	$53,057	$69,126	$15,925	$85,051	$17,513	$102,564
Contract assets	2,501	—	2,501	—	2,501	3,497	—	3,497	3,779	7,276
Other current assets	45,438	—	45,438	3,004	48,442	54,116	—	54,116	8,112	62,228
Current assets held for sale	$85,022	$15,925	$100,947	$3,053	$104,000	$126,739	$15,925	$142,664	$29,404	$172,068

Property, plant and equipment, net	$111,307	$—	$111,307	$45,740	$157,047	$232,792	$—	$232,792	$64,792	$297,584
Goodwill	37	—	37	—	37	12,338	—	12,338	9,295	21,633
Investments	—	—	—	7,468	7,468	—	—	—	7,293	7,293
Other assets	8,870	—	8,870	18,603	27,473	5,868	—	5,868	12,654	18,522
Noncurrent assets held for sale(1)	$120,214	$—	$120,214	$71,811	$192,025	$250,998	$—	$250,998	$94,034	$345,032
Total assets held for sale	$205,236	$15,925	$221,161	$74,864	$296,025	$377,737	$15,925	$393,662	$123,438	$517,100

Accounts payable	$14,559	$18	$14,577	$176	$14,753	$24,692	$—	$24,692	$6,702	$31,394
Contract liabilities	139	—	139	25	164	4,466	—	4,466	25	4,491
Accrued salaries, wages and benefits	5,938	—	5,938	145	6,083	8,913	—	8,913	919	9,832
Other accrued liabilities	10,322	—	10,322	229	10,551	9,451	—	9,451	11,562	21,013
Current liabilities held for sale	$30,958	$18	$30,976	$575	$31,551	$47,522	$—	$47,522	$19,208	$66,730

Noncurrent liabilities held for sale(1)	$6,033	$—	$6,033	$—	$6,033	$4,272	$—	$4,272	$11,320	$15,592
Total liabilities held for sale	$36,991	$18	$37,009	$575	$37,584	$51,794	$—	$51,794	$30,528	$82,322

(1)	Noncurrent assets and liabilities held for sale were classified as current as we expect to complete the sale of the AMECO business within the first half of 2021.
During the 2020 Quarter, we sold 100% of our interest in an equipment rental business in Europe. The assets and liabilities of this business were previously included in "Other Assets and Liabilities from Cont Ops" in the table above.
Capital expenditures from Disc Ops were $16 million and $58 million during the 2020 Period and 2019 Period, respectively.

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
Results of Operations
In early 2020, we decided to retain our government business, which had been included in Disc Ops since the third quarter of 2019. As a result, the government business is no longer reported as a discontinued operation for any period presented. Our plan to sell the AMECO equipment business remains unchanged and it remains reported as a discontinued operation. We expect to complete the sale of the AMECO equipment business within the first half of 2021. The assets and liabilities of the AMECO business are classified as held for sale for all periods presented.
In light of our decision to retain our government business, we now have the following six reportable segments:
◦Energy & Chemicals
◦Mining & Industrial
◦Infrastructure & Power
◦Government
◦Diversified Services
◦Other

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2020		2019		2020		2019
Revenue
Energy & Chemicals	$1,336.0		$1,611.6		$4,187.4		$4,485.2
Mining & Industrial	920.9		1,374.0		3,107.8		3,703.6
Infrastructure & Power	386.5		392.5		1,247.1		965.9
Government	753.7		718.2		2,173.2		2,196.2
Diversified Services	370.3		521.7		1,210.3		1,525.0
Other	35.8		10.6		87.0		32.7
Revenue	$3,803.2		$4,628.6		$12,012.8		$12,908.6

Segment profit (loss) $ and margin %
Energy & Chemicals	$94.9	7.1%	$84.7	5.3%	$129.4	3.1%	$(125.1)	(2.8)%
Mining & Industrial	18.2	2.0%	56.9	4.1%	86.7	2.8%	129.1	3.5%
Infrastructure & Power	6.4	1.7%	0.9	0.2%	15.1	1.2%	(188.0)	(19.5)%
Government	25.7	3.4%	22.4	3.1%	67.1	3.1%	87.2	4.0%
Diversified Services	7.1	1.9%	10.5	2.0%	7.4	0.6%	22.2	1.5%
Other	(22.9)	(64.0)%	(96.6)	NM	(63.7)	(73.2)%	(200.2)	NM
Total segment profit (loss) $ and margin % (1)	$129.4	3.4%	$78.8	1.7%	$242.0	2.0%	$(274.8)	(2.1)%

Corporate G&A	(68.1)		(11.2)		(93.8)		(119.7)
Impairment, restructuring and other exit costs	—		(334.0)		(302.7)		(388.0)
Interest expense, net	(13.4)		(4.9)		(31.3)		(14.7)
Earnings (loss) attributable to NCI from Cont Ops	4.3		12.5		20.5		(2.4)
Earnings (loss) from Cont Ops before taxes	52.2		(258.8)		(165.3)		(799.6)
Income tax expense (benefit)	28.8		495.3		(6.9)		434.8
Net earnings (loss) from Cont Ops	$23.4		$(754.1)		$(158.4)		$(1,234.4)

New awards
Energy & Chemicals	$141.2		$256.3		1,880.8		1,990.7
Mining & Industrial	268.2		118.8		2,598.0		1,335.5
Infrastructure & Power	682.6		1,992.7		751.2		2,542.2
Government	187.8		1,130.1		1,813.1		1,853.5
Diversified Services	468.5		259.8		1,087.4		1,643.4
Other	—		0.5		—		152.1
Total new awards	$1,748.3		$3,758.2		$8,130.5		$9,517.4

New awards related to projects located outside of the U.S.					54%		40%

(1)
Total segment profit (loss) is a non-GAAP financial measure. We believe that total segment profit (loss) provides a meaningful perspective on our results as it is the aggregation of individual segment profit (loss) measures that we use to evaluate and manage our performance.

Backlog	September 30, 2020	December 31, 2019
Energy & Chemicals	$11,609.2	$14,128.9
Mining & Industrial	4,777.6	5,383.9
Infrastructure & Power	5,577.7	6,079.4
Government	3,353.4	3,556.1
Diversified Services	2,311.1	2,541.6
Other	145.2	244.0
Total backlog	$27,774.2	$31,933.9

Backlog related to projects located outside of the U.S.	63%	67%
Backlog related to lump-sum projects	53%	52%
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
Annual impairment testing of goodwill and intangible assets with indefinite lives will occur in the fourth quarter of 2020. The annual impairment testing will take into consideration the results of our strategic review once complete. We continually monitor intangible assets with finite lives, investments and other assets for indicators of potential impairment.
During the 2019 Quarter and 2019 Period, we recognized charges (related to cumulative catch up adjustments and loss projects) totaling $80 million and $741 million, respectively, in the Energy & Chemicals, Infrastructure & Power and Other segments. We also recognized $334 million and $388 million related to impairments, restructuring and other exit costs during the 2019 Quarter and 2019 Period, respectively.
In August 2020, we sold substantially all of the assets of our AMECO equipment business in Jamaica for $18 million and recognized a loss of $1 million. The operations of the AMECO business in Jamaica were included in Disc Ops through the date of sale.
The effective tax rate on earnings (loss) from Cont Ops was 55.1% for the 2020 Quarter and 4.2% for the 2020 Period compared to (191.4)% and (54.4)% for the corresponding periods of 2019. The effective tax rate for all periods was unfavorably impacted by foreign income tax rates that exceed the U.S. statutory rate of 21%, as well as the establishment or augmentation of valuation allowances against foreign tax credits and certain losses. The effective tax rate for the 2020 Period was favorably impacted by the release of valuation allowances and rate benefits resulting from the carryback of our 2019 federal net operating loss as allowed by the CARES Act, enacted on March 27, 2020.
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
Revenue for the 2020 Quarter and 2020 Period decreased due to significant declines in the volume in project execution activities for certain upstream, downstream and chemicals projects, some nearing completion, partially offset by the increased project execution activity for a liquefied natural gas project.
Segment profit for the 2020 Quarter increased primarily due to the increase in activity for the liquefied natural gas project as well as favorable currency transactions gains, partially offset by reduced project execution activities for large upstream and chemicals projects. Segment profit significantly increased during the 2020 Period despite the adverse impacts of the recognition of reserves totaling $55 million for expected credit losses associated with certain joint venture clients that were affected by the impacts of COVID-19 and declining oil prices, as well as margin diminution on a percentage-of-completion basis of $40 million resulting from project positions taken with respect to COVID-19 related schedule delays and associated cost growth. The increase in segment profit during the 2020 Period is primarily the result of charges taken during the 2019 Period including $240 million for cost growth on an offshore project, $87 million for cost growth on two downstream projects and scope reductions on a large upstream project, $26 million for the write-off of pre-contract costs, $26 million on embedded foreign currency derivatives and $31 million from the resolution of close-out matters. Excluding the items above, segment profit declined in the 2020 Period due to the reduced execution activity of the upstream and chemicals projects discussed above, partially offset by the increase in activity for the liquefied natural gas project. The change in segment profit margin reflects these same factors.
No significant awards were booked in the 2020 Quarter primarily due to the impact of COVID-19 and declining commodity prices on our customers' capital spend. New awards for the 2020 Period were flat. Backlog at September 30, 2020 declined compared to December 31, 2019 due to the significant decline in new award activity and the de-recognition of a suspended downstream project.
Mining & Industrial

Revenue for the 2020 Quarter and 2020 Period decreased primarily due to a decline in volume of project execution activities for a large life sciences project and two mining projects completed or nearing completion as well as the suspension or deferral of execution activities for two large mining projects in South America and a metals project in North America due to COVID-19. Full site remobilization on one of the South American projects occurred in the fourth quarter of 2020. These revenue declines were partially offset by increased project execution activities on two advanced technologies projects. Revenue declines in the 2020 Period were also partially offset by increased project execution activities on a metals project in North America.

Segment profit for the 2020 Quarter and 2020 Period decreased primarily due to the decline in activity for the life sciences project and mining projects nearing completion as well as the two mining projects in South America that were impacted by COVID-19. Segment profit for both the 2020 Quarter and 2020 Period further declined due to gains of $18 million and $31 million recognized during the 2019 Quarter and 2019 Period, respectively, upon the favorable resolution of a longstanding customer dispute on a mining project. The decline in segment profit margin for the 2020 Quarter and 2020 Period was primarily the result of the favorable resolution of the customer dispute in the prior year.

New awards for the 2020 Quarter and 2020 Period increased primarily due to several life science and manufacturing awards booked during the 2020 Quarter and a large metals project in North America awarded during the 2020 Period. The decline in backlog from December 31, 2019 to September 30, 2020 resulted from work performed outpacing new award activity during the 2020 Period.

Infrastructure & Power
Revenue for the 2020 Quarter decreased slightly primarily driven by decreased project execution activities on two infrastructure projects nearing completion. Revenue for the 2020 Period increased primarily driven by an increase in project execution activities for several infrastructure projects, including a year-over-year increase of $189 million for the 2020 Period on the Purple Line project, which was canceled in the third quarter of 2020. The increase in revenue during the 2020 Period was further driven by prior year forecast revisions totaling $104 million during the 2019 Period for three large, power plant projects, which are now substantially complete.
Segment profit for the 2020 Quarter increased primarily due to a reduction in overhead and proposal costs. Segment profit for the 2020 Period significantly improved due to forecast revisions on several power and infrastructure projects recognized in 2019, including $135 million for three power plant projects discussed above and $55 million for several lump-sum infrastructure projects. Segment profit margin for both the 2020 Quarter and 2020 Period reflects these same factors. Lower margin contributions from certain infrastructure projects for which charges were recognized during 2019 may continue to adversely impact near term segment profit margin.
New awards decreased in the 2020 Quarter and 2020 Period due to a large award booked in the 2019 Quarter for an infrastructure project in Texas. Backlog at September 30, 2020 decreased compared to December 31, 2019 in part due to more selectivity in pursuing such projects as well as cancellations.
Government
Revenue for the 2020 Quarter increased primarily due to increased project execution activities at the Strategic Petroleum Reserve and recently awarded projects for airfield repair at Ascension Island and base operation support for the U.S. Marine Corps.
Segment profit for the 2020 Quarter increased slightly due to the same factors that drove the increase in revenue. The decline in segment profit for the 2020 Period reflects project positions taken during 2020 in recognition of the potential impacts of COVID-19, particularly as it relates to estimated fee recoveries on certain projects, as well as the completion of the Magnox project in 2019 and the reduction of work performed for FEMA. The decrease in segment profit margin for the 2020 Period reflects these same factors.
New awards for the 2020 Quarter decreased primarily due to timing. A one-year extension of an environmental management contract in South Carolina was recognized in the second quarter of 2020 while the prior year extension was recognized in the 2019 Quarter. Backlog included $1.3 billion and $1.9 billion of unfunded government contracts as of September 30, 2020 and December 31, 2019, respectively.
Diversified Services

As discussed elsewhere, most of the operating results of our AMECO equipment business are included in Disc Ops. The retained portion of the AMECO operations have been or are in the process of being liquidated and did not meet the qualifications for Disc Ops. These retained operations remain in the Diversified Services segment.
Revenue for the 2020 Quarter and 2020 Period decreased primarily due to significantly lower volumes in the Stork business and the staffing business resulting from reduced operations or restricted access to customer sites due to COVID-19. Revenue declines in 2020 were further driven by reduced volume from the retained AMECO operations.
Segment profit for the 2020 Quarter and 2020 Period decreased primarily driven by the reduced volumes in the Stork business and the staffing business discussed above. The decline in segment profit margin for both the 2020 Quarter and 2020 Period reflects these same factors. During the 2020 Quarter, Stork sold 100% of its interest in an equipment rental business in Europe.
New awards for the 2020 Quarter increased due to the recognition of a 5-year pipeline maintenance contract in Peru and a 3-year maintenance contract in the Netherlands. New awards for the 2020 Period declined primarily due to the postponement of maintenance projects due to COVID-19 and the decline in oil prices. Our equipment and staffing businesses do not report backlog or new awards.

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
Segment loss for the 2020 Quarter and 2020 Period improved primarily due to the recognition of losses for both the Radford and Warren projects of $80 million and $141 million during the 2019 Quarter and 2019 Period, respectively.
NuScale expenses, net of qualified reimbursable expenses, included in the determination of segment loss, were $22 million and $63 million for the 2020 Quarter and 2020 Period, respectively, compared to $14 million and $48 million for the 2019 Quarter and 2019 Period, respectively. The increase in NuScale costs was due to an increase in research and development activities as NuScale received final design certification by the U.S. Nuclear Regulatory Commission in August of 2020.
Corporate and Other Matters

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Corporate G&A
Compensation	$12.9	$5.2	$58.3	$73.0
Foreign currency (gains) losses	30.4	(13.9)	(14.5)	4.2
Legal and accounting fees associated with the 2020 internal review	18.7	—	32.1	—
Other	6.1	19.9	17.9	42.5
Corporate G&A	$68.1	$11.2	$93.8	$119.7
Comparison of the 2020 Quarter to the 2019 Quarter
Higher levels of compensation expense were recognized during the 2020 Quarter primarily due to the impact of changes in our stock price on stock-based compensation accounted for as liability awards. During the 2020 Quarter, most major foreign currencies strengthened against the U.S. dollar resulting in foreign currency exchange losses. During the 2019 Quarter, most major foreign currencies weakened against the U.S. dollar resulting in foreign currency exchange gains. Excluding the impacts of foreign currency gains and losses and the expenses associated with the 2020 internal review, corporate G&A improved due to the realization of our restructuring efforts and lower travel costs due to COVID-19.
Comparison of the 2020 Period to the 2019 Period
Lower levels of compensation expense were recognized during the 2020 Period primarily due to the deferral of long-term incentive award issuances until the latter half of 2020, as compared to the first half of 2019. During the 2020 Period, most major foreign currencies weakened against the U.S. dollar resulting in foreign currency exchange gains. During the 2019 Period, most major foreign currencies strengthened against the U.S. dollar resulting in foreign currency exchange losses. Excluding the impacts of foreign currency gains and losses and the expenses associated with the 2020 internal review, corporate G&A improved due to the realization of our restructuring efforts and lower travel costs due to COVID-19.
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

When performing quantitative fair value or impairment evaluations, we estimate the fair value of our assets by considering the results of either or both income-based and market-based valuation approaches. Under the income approach, we prepare a discounted cash flow valuation model using recent forecasts and compare the estimated fair value of each asset to its carrying value. Cash flow forecasts are discounted using the weighted-average cost of capital for the applicable reporting unit at the date of evaluation. The weighted-average cost of capital is comprised of the cost of equity and the cost of debt with a weighting for each that reflects our current capital structure. Preparation of long-term forecasts involve significant judgments involving consideration of our backlog, expected future awards, customer attribution, working capital assumptions, and general market trends and conditions. Significant changes in these forecasts or any valuation assumptions, such as the discount rate selected, could affect the estimated fair value of our assets and could result in impairment expenses. Under the market approach, we consider market information such as multiples of comparable publicly traded companies and/or completed sales transactions to develop or validate our fair value conclusions, when appropriate and available.
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
Recent Accounting Pronouncements
Item is described more fully in the Notes to Financial Statements.
Litigation and Matters in Dispute Resolution
Item is described more fully in the Notes to Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Our liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, capacity under our credit facilities and, when necessary, access to capital markets. We have both committed and uncommitted lines of credit available for revolving loans and letters of credit. We believe that for at least the next 12 months, cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements. However, we regularly review our sources and uses of liquidity and may pursue opportunities to increase our liquidity position. Our committed credit facilities contain customary financial and restrictive covenants, including the timely filing of financial statements and a debt-to-capitalization ratio that cannot exceed 0.6 to 1.0. In order to accommodate the delay in filing our financial statements, we have entered into an amendment with our lenders to extend the deadline for providing the third quarter financial information to December 31, 2020. By completing the filing of the Q3 2020 10-Q and submitting other information to the lenders, we will have satisfied all interim 2020 reporting obligations under the credit facilities. As of September 30, 2020, our financial covenants limit our borrowings to approximately $654 million under the committed lines of credit, although no amounts were drawn. Future losses could further reduce the amount of available credit capacity under our committed facilities.
Cash and cash equivalents combined with marketable securities were $2.1 billion as of September 30, 2020 and $2.0 billion as of December 31, 2019. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $976 million and $944 million as of September 30, 2020 and December 31, 2019, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $560 million and $393 million as of September 30, 2020 and December 31, 2019, respectively) were not necessarily readily available for general purposes. We also consider the extent to which client advances (which totaled $90 million and $69 million as of September 30, 2020 and December 31, 2019, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside of the U.S. as of September 30, 2020 and December 31, 2019, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. jurisdictions where we operate.
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2020	2019
OPERATING CASH FLOW	$144,240	$66,898

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	(10,250)	166,758
Capital expenditures	(80,786)	(140,058)
Proceeds from sales of property, plant and equipment	34,964	56,431
Proceeds from sales of businesses	19,885	—
Investments in partnerships and joint ventures	(25,252)	(34,502)
Return of capital from partnerships and joint ventures	433	11,733
Proceeds from company owned life insurance	4,574	12,245
Other	(317)	2,071
Investing cash flow	(56,749)	74,678

FINANCING CASH FLOW
Dividends paid	(28,720)	(88,708)
Other borrowings	13,527	21,206
Distributions paid to NCI	(19,288)	(26,123)
Capital contributions by NCI	82,109	10,581
Other	(1,669)	(4,096)
Financing cash flow	45,959	(87,140)

Effect of exchange rate changes on cash	(36,867)	(14,078)
Increase (decrease) in cash and cash equivalents	96,583	40,358
Cash and cash equivalents at beginning of period	1,997,199	1,764,746
Cash and cash equivalents at end of period	$2,093,782	$1,805,104
Operating Activities
Cash flows from operating activities result primarily from our EPC activities and are affected by changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and the billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project and the payments terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances.
During the 2020 Period, working capital increased. Specific factors related to the change in working capital include:

•	Decreases in accounts receivables in the Infrastructure & Power, Government and Diversified Services segments, which resulted primarily from normal project execution activities.

•	Decreases in contract assets in the Energy & Chemicals and Mining & Industrial segments, which resulted primarily from normal project execution activities.

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
During the 2019 Period, working capital significantly decreased. Specific factors related to the change in working capital include:

•
Decreases in accounts receivable which resulted primarily from normal billing and collections for several projects in the Mining & Industrial segment as well as the LOGCAP IV program in Afghanistan in the Government segment.

•
Decreases in contract assets which resulted primarily from normal project execution activities for several projects in the Energy & Chemicals, Mining & Industrial, Infrastructure & Power and Government segments.

•	Increases in contract liabilities resulting from loss provisions and forecast adjustments for several projects in the Energy & Chemicals and Other segments.

•
Decreases in accounts payable which resulted primarily from normal invoicing and payment activities for several projects in the Energy & Chemicals, Mining & Industrial, Infrastructure & Power, Government and Diversified Services segments.

The increase in operating cash flow resulted primarily from an improvement in earnings in the 2020 Period compared to the 2019 Period.
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
During the 2020 Quarter, we sold substantially all of the assets of our AMECO equipment business in Jamaica as well as 100% of our interest in an equipment rental business in Europe. The operations of the AMECO business in Jamaica were included in Disc Ops through the date of sale.
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
Effect of Exchange Rate Changes on Cash
During the 2020 Period and 2019 Period, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $76 million and $20 million, respectively, of which $37 million and $14 million, respectively, related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore our exposure to exchange gains and losses is generally mitigated.
Off-Balance Sheet Arrangements

Letters of Credit

As of September 30, 2020, letters of credit totaling $384 million were outstanding under committed lines of credit and letters of credit totaling $792 million were outstanding under uncommitted lines of credit. Letters of credit are provided in the ordinary course of business primarily to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees

In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients. These agreements are entered into primarily to support project execution commitments. The performance guarantees have various expiration dates ranging from mechanical completion of the project to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $15 billion as of September 30, 2020. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The performance guarantee obligation was not material as of September 30, 2020 and December 31, 2019.
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.
Variable Interest Entities
We frequently form joint ventures or partnerships with others primarily for the execution of single contracts or projects. We assess our joint ventures and partnerships at inception to determine if any meet the qualifications of a VIE as defined in GAAP. If a joint venture or partnership is a VIE and we are the primary beneficiary, the joint venture or partnership is consolidated and our partners' interests are recognized as NCI. Additional discussion of our VIEs may be found in Item 1 of this Q3 2020 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk during the 2020 Period. Accordingly, the disclosures provided in the 2019 10-K remain current.
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
Changes in Internal Control over Financial Reporting
In light of the material weaknesses in our ICFR, as more fully described in the 2019 10-K, we performed extensive analysis and other procedures to validate that our financial information contained in this Form 10-Q was prepared in accordance with US GAAP. Following such analysis and procedures, our management, including our CEO and CFO, has concluded that our financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Form 10-Q, in conformity with GAAP.

During the 2020 Quarter, we responded to matters identified during our internal review, which is more fully described in the 2019 10-K, including:

•	taking personnel actions, including separations, for individuals involved on projects for which errors were identified;

•
reinforcing existing policies, including those policies that are critical to the generation of accounting information, to provide further assurance that the financial statements are subject to additional project-level controls; and

•	conducting expanded training on ethical behavior and internal certification at the project level, at the segment level and at the corporate office.
Except for the impact of the foregoing, there were no changes to our internal control over financial reporting that occurred during the 2020 Period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	Three Months Ended September 30,
(in millions)	2020	2019
Backlog, July 1	$29,033.1	$35,480.0
New awards	1,748.3	3,758.2
Adjustments and cancellations, net (1)	774.4	(425.6)
Work performed	(3,781.6)	(4,561.5)
Backlog, September 30	$27,774.2	$34,251.1

	Nine Months Ended September 30,
(in millions)	2020	2019
Backlog, January 1	$31,933.9	$40,050.7
New awards	8,130.5	9,517.4
Adjustments and cancellations, net (1)	(357.4)	(2,570.9)
Work performed	(11,932.8)	(12,746.1)
Backlog, September 30	$27,774.2	$34,251.1

(1)
Adjustments and cancellations, net during the 2019 Period included an adjustment to remove certain contracts associated with our joint venture in Mexico that were suspended during the 2019 Period, as well as other project scope adjustments and cancellations.

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
Additional information on matters in dispute may be found in Item 8 of the 2019 10-K and Item 1 of this Q3 2020 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2019 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information for the quarter ended September 30, 2020 about purchases by the company of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program (1)

July 1, 2020 — July 31, 2020	—	$—	—	10,513,093
August 1, 2020 — August 31, 2020	—	—	—	10,513,093
September 1, 2020 — September 30, 2020	—	—	—	10,513,093
Total	—	$—	—
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

4.1
First Amendment to Rights Agreement, dated as of July 29, 2020, by and between Fluor Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K (commission file number 1-16120) filed on August 3, 2020.

10.1	Form of Restricted Stock Unit Agreement under the Fluor Corporation 2017 Performance Incentive Plan.* **
10.2	Form of Option Agreement under the Fluor Corporation 2017 Performance Incentive Plan.* **
10.3	Form of Performance Award Agreement under the Fluor Corporation 2017 Performance Incentive Plan.* **
10.4	Form of Stock Growth Incentive Award Agreement under the Fluor Corporation 2017 Performance Incentive Plan.* **
10.5
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

10.6
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

10.7
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

10.8
Amendment No. 3, dated as of September 17, 2020, to $1,700,000,000 Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 25, 2016, among Fluor Corporation, Fluor B.V., the financial institutions party thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on September 21, 2020).

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

FLUOR CORPORATION

Date:	December 10, 2020	By:	/s/ Joseph L. Brennan
Joseph L. Brennan
Chief Financial Officer

Date:	December 10, 2020	By:	/s/ John C. Regan
John C. Regan
Chief Accounting Officer