Form 10-K
period 2020-12-31
FLUOR CORP
filed 2021-02-26
CIK 1124198

FLUOR CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of June 30, 2020, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1.7 billion based on the closing sale price as reported on the New York Stock Exchange.
As of January 31, 2021, 140,759,346 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2021.	Part III

FLUOR CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2020

i

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2019 10-K	Annual Report on Form 10-K for the year ended December 31, 2019
2020 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
ABO	Accumulated benefit obligation
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Cont Ops	Continuing operations
Corporate G&A	Corporate general and administrative expense
COVID-19	Coronavirus pandemic
DB plan	Defined benefit pension plan
DC plan	Defined contribution pension plan
Disc Ops	Discontinued operations
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FEMA	U.S. Federal Emergency Management Agency
GAAP	Accounting principles generally accepted in the United States
GILTI	Global Intangible Low-Taxed Income
ICFR	Internal control over financial reporting
LNG	Liquefied natural gas
NCI	Noncontrolling interests
NM	Not meaningful
NuScale	NuScale Power, LLC
OCI	Other comprehensive income (loss)
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
SGI	Stock growth incentive awards
Stork	Stork Holding B.V. and subsidiaries; Acquired by Fluor in 2016
VDI	Value driver incentive
VIE	Variable interest entity
Forward-Looking Information
From time to time, Fluor® Corporation makes certain comments and disclosures in reports and statements, including this 2020 10-K, or statements are made by its officers or directors, that, while based on reasonable assumptions, may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a "safe harbor" may be provided to us for certain of these forward-looking statements. We caution readers that forward-looking statements, including disclosures which use words such as "will, "may," "could," "should" "believes," "anticipates," "plans," "expects," "intends," "estimates," "projects," "potential," "continue" and similar statements are subject to various future risks and uncertainties which could cause actual results of operations to differ materially from expectations.
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
We are subject to known risks and to potentially unknown risks. While most risks affect only future cost or revenue anticipated by us, some risks may relate to accruals that have already been reflected in earnings. Our failure to receive payments of expected amounts or the incurrence of liabilities in excess of amounts recorded, could result in charges against future earnings. As a result, the reader is cautioned to recognize and consider the inherently uncertain nature of forward-looking statements and not to place undue reliance on them.
These factors include those referenced or described in this 2020 10-K (including in "Item 1A. — Risk Factors"). We cannot control all risks and uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
Defined Terms
Except as the context otherwise requires, the terms "Fluor" or the "Registrant" as used herein are references to Fluor Corporation and its predecessors and references to the "company," "we," "us," or "our" as used herein shall include Fluor Corporation, its consolidated subsidiaries and joint ventures.

PART I
Item 1.    Business
Fluor Corporation was incorporated in Delaware in September, 2000. However, through our predecessors, we have been in business for over a century.
Our common stock trades on the New York Stock Exchange under the ticker symbol "FLR".
Fluor Corporation is a holding company that owns a number of subsidiaries, as well as interests in joint ventures. Acting through these entities, we are one of the largest professional services firms providing engineering, procurement, construction, fabrication and modularization, operations, maintenance and asset integrity, as well as project management services, on a global basis. We provide these services to our clients in a diverse set of industries worldwide including oil and gas, chemicals and petrochemicals, mining and metals, infrastructure, life sciences, advanced manufacturing and advanced technologies. We are also a service provider to the U.S. federal government and governments abroad; and, we perform operations, maintenance and asset integrity activities globally for major industrial clients.
At December 31, 2020, we operated our business through six principal segments. The six segments were: Energy & Chemicals; Mining & Industrial; Infrastructure & Power; Government; Diversified Services; and Other. Fluor Constructors International, Inc., which is organized and operates separately from the rest of our business, provides unionized management and construction services in the United States and Canada, both independently and as a subcontractor on projects in each of our segments.
In January 2021, we introduced our new strategy, "Building a Better Future" during a Strategy Day event with investors. At our Strategy Day, we outlined four strategic priorities for driving value creation for our shareholders:
•Drive growth across our portfolio, by growing markets outside of the traditional oil and gas sector, including energy transition, advanced technology and life sciences, high-demand metals, infrastructure and mission solutions;
•Pursue contracts with fair and balanced commercial terms that reward value, with a bias towards reimbursable contracts;
•Reinforce financial discipline, maintaining a solid balance sheet by generating predictable cash flow and earnings; and
•Foster a high-performance culture with purpose, by advancing our diversity, equity and inclusion efforts and promoting social progress and sustainability.
Competitive Strengths
As a world-class provider of our services, we believe that we bring capital efficient business solutions that combine excellence in execution, safety, cost containment and experience to our clients. In that regard, we believe that our business strengths and global positioning provide us with significant competitive advantages:
Safety. One of our core values is our constant focus on safety. Maintaining a safe and secure workplace is a key business driver for us and our clients. In our experience, whether in an office or at a jobsite, a safe environment decreases risks, assures a proper environment for all workers, enhances morale, improves productivity, reduces project cost and generally improves client relations. We believe that our commitment to safety is one of our most distinguishing features.
Global Execution Platform. As one of the larger publicly-traded EPC companies, we have a global footprint with employees situated throughout the world. Our global presence allows us to build local relationships to capitalize on opportunities near these locations. We believe it also allows us to mobilize quickly to project sites around the world and to draw on our local knowledge and talent pools. We continue to form strategic alliances with local partners, leverage our supply chain expertise and emphasize local training programs. We also provide services from our distributed execution centers on a cost-efficient basis.
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
Market Diversity. We serve multiple markets across a broad spectrum of industries around the globe. We feel that our market diversity helps to mitigate the impact of the cyclicality in the markets we serve. Just as important, our concentrated attention on market diversification should allow us to achieve more consistent growth and deliver solid financial returns. We believe that maintaining a good mixture within our entire business portfolio permits us to both focus on our more stable business markets and to capitalize on cyclical markets when the timing is appropriate.
Client Relationships. We actively pursue relationships with new clients while also building on our long-term relationships with existing clients. We believe that long-term relationships with existing clients serve us well by allowing us to better understand and be more responsive to their requirements. Regardless of whether our clients are new or have been with us for many decades, our ability to successfully foster relationships is a key strength.
Risk Management. In combination with our new pursuit criteria and guidelines we believe we have enhanced our ability to assess, mitigate and manage project risk, especially in difficult locations or circumstances. We have an experienced management team, and utilize a systematic and disciplined approach towards identifying, assessing and managing risks. We believe that our risk management approach helps us control costs and meet clients' schedules.
General Operations
Our services fall into six broad categories (outlined below). Our services can range from basic consulting activities, often at the early stages of a project, to complete design-build, operations and maintenance contracts.
•In engineering and design, we develop solutions to address our clients’ most complex problems. Our engineering services range from traditional engineering disciplines such as piping, mechanical, electrical, control systems, civil, structural and architectural to advanced engineering specialties including process engineering, chemical engineering, simulation, integrated automation processes and interactive 3-D modeling. Through our design solutions, we can provide clients with varied offerings which can include front-end engineering, conceptual design, estimating, feasibility studies, permitting, process simulation, technology and licensing evaluation, scope definition and siting.
•Our procurement offerings include procurement and supply chain solutions aimed at improving product quality and performance while also reducing project cost and schedule. Our clients draw upon our global sourcing and supply expertise, global purchasing power, technical knowledge, processes, systems and experienced global resources. Our procurement activities include strategic sourcing, material management, contracts management, buying, expediting, supplier quality inspection and logistics.
•In construction, we mobilize, execute, commission and demobilize projects on a self-perform or subcontracted basis. Generally, we are responsible for the completion of a project, often in difficult locations and under challenging circumstances. We are frequently designated as a program manager, and serve as such without regard to whether the client has facilities in multiple locations, complex phases in a single project location, or a large-scale investment in a facility.
•We also provide a variety of fabrication and modularization services, including integrated engineering and modular fabrication and assembly, as well as modular construction and asset support services to clients around the globe from our joint venture yards. By operating our own fabrication yards in key regions of the world, our off-site fabrication solutions can help our clients achieve cost and schedule savings by reducing on-site craft needs and shifting work to inherently safer and more controlled work environments.
•We offer operations, maintenance and asset integrity services intended to improve the performance and extend the life of our clients’ facilities. This may include the global delivery of total maintenance services, facility management, plant readiness, commissioning, start-up and maintenance technology, small capital projects, and turnaround and outage services. Among other things, we can provide key management, staffing and management skills to clients on-site at their facilities. These activities also include routine and outage/turnaround maintenance services, general maintenance and asset management, emissions reduction technologies and services, and restorative, repair, predictive and prevention services.
•Project management involves managing all aspects of the effort to deliver projects on schedule and within budget, and is critical on every project. We are often hired as the overall program manager on large complex projects where various contractors and subcontractors are involved and multiple activities need to be integrated to ensure the success of the overall project. Our services include logistics, development of project execution plans, detailed schedules, cost forecasts, progress tracking and reporting, and the integration of EPC efforts. Project management is accountable to the client to deliver the safety, functionality and financial performance requirements of the project.

Business Segments (as of December 31, 2020)
Energy & Chemicals
Our Energy & Chemicals segment focuses on opportunities in the upstream, midstream, downstream, chemical, petrochemical, offshore and onshore oil and gas production, LNG and pipeline markets. We have long served a broad spectrum of industries offering a full range of design, engineering, procurement, construction, fabrication and project management services. While we perform projects that range greatly in size and scope, we believe that one of our distinguishing features is that we are one of the few companies that have the global strength and experience to perform extremely large projects in difficult locations. As the locations of large scale energy and chemicals projects have become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us based upon our size, strength, global reach, experience and track record to manage their complex projects.
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
In the upstream sector, our clients need to develop additional and new sources of supply. Our typical projects in the upstream sector revolve around the production, processing and transporting of oil and gas resources, including the development of infrastructure associated with major new fields and pipelines. We are also involved in offshore production facilities and in conventional and unconventional gas projects in various geographic locations.
In the downstream sector, our clients have been modernizing and modifying existing refineries to increase capacity, improve margins and improve environmental performance. We continue to play a key role in each of these markets. We are also focused on sustainable markets, such as clean fuels, green energy and carbon sequestration, where an increasing number of clients and countries are implementing stronger environmental standards and goals.
We have been very active for several decades in the chemicals and petrochemicals market, with major projects involving the expansion of ethylene-based derivatives as well as specialty chemicals. The most active markets have been in the United States, Middle East and Asia, where there is significant demand for chemical products.
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

We are an industry leader in developing infrastructure projects such as roads, highways, bridges and rail for governments, with particular interest in large, complex projects. We provide a broad range of services including consulting, design, planning, financial structuring, engineering and construction. We also provide long-term operation and maintenance services for transit and highway projects. Our projects may involve the use of public/private partnerships, which allow us to develop and finance deals in concert with public entities for projects such as toll roads and rail lines that would not have otherwise been undertaken with public funding alone. The replacement and expansion of aging infrastructure in North America continues to drive project opportunities.
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
The Government segment also provides support to the U.S. Department of Energy and National Nuclear Security Administration that includes management, mission operations, environmental remediation, decommissioning, engineering and construction services that address the many environmental and regulatory challenges associated with legacy and operational nuclear sites.
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
Through our subsidiary, Stork, we provide asset maintenance and asset integrity services to the oil and gas, chemicals, life sciences, power, mining and metals, consumer products and manufacturing industries. We focus on asset management solutions, as well as providing asset services in areas such as electrical, instrumentation, mechanical and piping. We also provide asset integrity services, including new asset readiness solutions, inspection of existing assets, and asset turnaround and modification solutions. This business, driven by our clients' annual operating expenditures, often benefits from large projects that originate in another of our segments, which can lead to long-term operations or maintenance opportunities. Our long-term maintenance contracts can also lead to larger capital projects for our other business segments when those needs arise. Our goal is to help clients improve the performance of their assets, including late-life management solutions. In the first quarter of 2021, we announced a plan to sell Stork, which we expect will be reported as a discontinued operation beginning with the first quarter of 2021.
The segment's staffing services are provided through TRS Staffing Solutions®. TRS is a global enterprise of staffing specialists that provides the company and third party clients with technical, professional and craft resources either on a contract or permanent placement basis.
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

Discontinued Operations
In the third quarter of 2019, we implemented a number of strategic initiatives and organizational changes to strengthen our financial position and improve operational performance. Among those initiatives, we committed to a plan to sell substantially all of our AMECO business, which is reported as a discontinued operation for all periods presented.
AMECO provides integrated construction equipment, tool, scaffolding and fleet service solutions to the company and third party clients in a focused number of locations around the world for construction projects and client production assets.
Business Segments (as of January 1, 2021)
At December 31, 2020, we operated our business through six principal business segments described above. In the first quarter of 2021, we announced an updated organizational and reporting structure. Beginning in the first quarter of 2021, we will operate through three business segments: Energy Solutions, Urban Solutions and Mission Solutions. Energy Solutions will focus on energy transition, chemicals and traditional oil and gas opportunities. Urban Solutions will focus on mining, metals, advanced technologies, manufacturing, life sciences, infrastructure and our professional staffing services. Mission Solutions will focus on delivering solutions to federal agencies across the U.S. government and to select international opportunities.
Other Matters
Backlog
Backlog represents the total amount of revenue we expect to record in the future based upon contracts that have been awarded to us. Backlog is stated in terms of gross revenues and may include significant estimated amounts of third-party, subcontracted and pass-through costs.
Backlog in the engineering and construction industry is a measure of the value of work to be performed on contracts already awarded and those in progress.

	December 31, 2020	December 31, 2019
	(in millions)
Energy & Chemicals	$11,021	$14,129
Mining & Industrial	3,980	5,384
Infrastructure & Power	5,244	6,079
Government	2,780	3,556
Diversified Services(1)	2,425	2,542
Other	119	244
Total Backlog(2)(3)	$25,569	$31,934
_______________________________________________________________________________

(1)With respect to our ongoing operations and maintenance and asset integrity contracts in the Diversified Services segment, backlog includes the amount of revenue we expect to recognize for the remainder of the current year renewal period plus up to three additional years if we consider renewal to be probable. The equipment and temporary staffing businesses in the Diversified Services segment do not report backlog or new awards.
(2)Includes backlog of $1.8 billion and $1.7 billion for projects in a loss position as of December 31, 2020 and 2019, respectively.
(3)For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture's backlog.

(in millions)	December 31, 2020	December 31, 2019
North America	$17,438	$19,205
Asia Pacific (including Australia)	1,604	2,627
Europe	3,199	5,739
Central and South America	2,469	3,210
Middle East and Africa	859	1,153
Total Backlog	$25,569	$31,934
_______________________________________________________________________________

Although backlog reflects business that we consider to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. The terms and conditions of some contracts include elements of both lump-sum and reimbursable contracts. Also, certain contracts may be converted from reimbursable to lump-sum. Due to additional factors outside of our control, such as changes in project schedules, we cannot accurately predict the exact timing that our December 31, 2020 backlog will be earned as revenue. Accordingly, backlog is not necessarily indicative of future earnings or revenues and no assurances can be provided that we will ultimately realize revenue on our backlog.
The following table sets forth our changes in consolidated backlog:

	2020	2019
	(in millions)
Backlog at beginning of year	$31,934	$40,051
New awards	9,005	12,563
Adjustments and cancellations, net(1)	188	(3,583)
Work performed	(15,558)	(17,097)
Backlog at end of year	$25,569	$31,934
_______________________________________________________________________________
(1)Adjustments and cancellations during 2019 included the cancellation of two infrastructure projects as well as the suspension of certain contracts associated with our joint venture in Mexico.
In 2021, we expect to perform approximately 50% of our total backlog reported as of December 31, 2020, which is in line with the last three years.
Types of Contracts
While the basic terms and conditions of the contracts that we perform may vary considerably, we typically perform our work under two types of contracts: (a) reimbursable contracts and (b) lump-sum or guaranteed maximum contracts. In some markets, we are seeing hybrid contracts containing both lump-sum and reimbursable elements. As of December 31, 2020, the following table summarizes contract type within our ending backlog:

	December 31, 2020
	(in millions)	(percentage)
Reimbursable	$11,621	45%
Lump-Sum and Guaranteed Maximum	13,948	55%

In accordance with industry practice, most of our contracts are subject to termination at the discretion of our client. In such situations, our contracts typically provide for the payment of fees earned through the date of termination and the reimbursement of costs incurred including demobilization costs.
Under reimbursable contracts, the client reimburses us based upon negotiated rates and pays us a pre-determined fee, or a fee based upon a percentage of the cost incurred in completing the project. Our profit may be in the form of a fee, a simple markup applied to labor cost incurred in performing the contract, or a combination of the two. The fee element may also vary. The fee may be an incentive fee based upon achieving certain performance factors, milestones or targets; it may be a fixed amount in the contract; or it may be based upon a percentage of the cost incurred. In some cases, reimbursable contracts may be converted into lump-sum contracts.
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
Under lump-sum contracts, we typically bid based upon specifications provided by the client. This type of contracting presents risks because it requires us to predetermine the work to be performed, the project execution schedule and all costs associated with the work. Another type of lump-sum contract is a negotiated fixed-price contract, under which we are selected as contractor first, and then we negotiate price with the client. Negotiated fixed-price contracts frequently occur in single-responsibility arrangements where we perform some of the work before negotiating the total price for the project. Another type of lump-sum contract is a unit price contract under which we are paid a set amount for every “unit” of work performed. If we perform well under these types of contracts, we can benefit from cost savings. However, if the project does not proceed as originally planned, we may not be able to recover cost overruns except in certain situations.
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
Competition
We are one of the world’s larger providers of engineering, procurement, construction, fabrication and modularization, operations, maintenance and asset integrity, and project management services. The markets served by our business are highly competitive and, for the most part, require substantial resources and highly skilled and experienced technical personnel. A large number of companies compete against us, including U.S.-based companies such as AECOM, Bechtel Group, Inc., EMCOR Group, Inc., Jacobs Engineering Group, Inc., KBR, Inc., Kiewit Corporation, Granite Construction, Inc. and Quanta Services, Inc., and international-based companies such as ACS Actividades de Construccion y Servicios, Balfour Beatty plc, Chiyoda Corporation, Hyundai Engineering & Construction Company, Ltd., JGC Corporation, McDermott International, Inc., Petrofac Limited, SNC-Lavalin Group, Inc., Samsung Engineering, Stantec Inc., TechnipFMC plc, Wood Group plc, and WorleyParsons Limited.
Competition for our Energy & Chemicals, Mining & Industrial and Infrastructure & Power segments is based on an ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner. We believe our engineering, procurement, fabrication and construction business derives its competitive strength from our diversity, excellence in execution, reputation for quality, technology, cost-effectiveness, worldwide procurement capability, project management expertise, geographic coverage, ability to meet client requirements by performing construction on either a union or an open shop basis, ability to execute complex projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies.
The various markets served by the Diversified Services segment, while having some similarities to other segments, tend also to have discrete issues impacting individual business lines. Each of the markets we serve has a large number of competing companies. In the operations and maintenance markets, barriers to entry are both financially and logistically low, resulting in a fragmented industry with no single company being dominant. Competition in those markets is generally driven by reputation, price and the capacity to perform. Temporary staffing is a highly fragmented market with over 1,000 companies competing globally. The key competitive factors in this business line are price, service, quality, client relationships, breadth of service and the ability to identify and retain qualified personnel and geographic coverage.
In the Government segment, key competitive factors are primarily centered on performance, reputation and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely, cost-efficient and compliant manner.
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

Compliance with Government Regulations, Including Environmental, Safety and Health Matters
We provide services at sites throughout the world. Work at some of these sites involves activities related to nuclear facilities, hazardous waste, hydrocarbon production, distribution and transport, the military and infrastructure. Some of our work can be performed adjacent to environmentally sensitive locations such as wetlands, lakes and rivers. We also contract with governments to remediate hazardous materials, including chemical agents and weapons, as well as to decontaminate and decommission nuclear sites. These activities can require us to manage, handle, remove, treat, transport and dispose of toxic, radioactive or hazardous substances, and are subject to many environmental, health and safety laws and regulations.
We believe that we are generally compliant with all environmental, health and safety laws and regulations. We further believe that any accruals with respect to future environmental costs are adequate and that any future costs will not have a material effect on our financial position or results of operations. Some factors, however, could result in additional expenditures or the provision of additional accruals in expectation of such expenditures. These include the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that we are potentially responsible for the release of hazardous substances at sites other than those currently identified.
Human Capital Management
We promote a high performance culture with purpose and foster a diverse and inclusive workplace as a business imperative because we consider people to be our single greatest asset. A high performance culture, where everyone is treated fairly and respectfully and has equal access to opportunities based on capabilities and performance, regardless of background, raises both the individual and collective performance of our company. Our culture drives employee engagement, productivity and a sustainable competitive advantage.
The following summarizes our human capital information as of December 31, 2020:

Number of Employees
Salaried Employees	24,203
Craft and Hourly Employees	16,514
TRS Agency	3,000
Total	43,717
The number of craft and hourly employees can vary in relation to the number, size and phase of execution of our projects. We have employees in the following regions:

Region	% of Global Workforce
North America	36%
Europe, Africa and Middle East	27%
Central and South America	25%
Asia Pacific (includes Australia)	12%
Health and Safety
Safety is one of our core values. We are committed to taking care of our employees and preventing injuries in our offices and project locations. Our robust programs and procedures help us mitigate the hazards inherent in the work we do. We are committed to fostering a caring, preventative culture founded on proactive action by engaged employees. We call this Safer TogetherSM. Our 2020 safety performance resulted in a total case incident rate of 0.38 (calculated in accordance with OSHA record keeping requirements), outperforming our goal of less than 0.40 and well below the comparable industry benchmarks. From 2019 to 2020, we also experienced reductions in the number of work-related life-altering injuries, lost time injuries and injuries requiring medical treatment or work restriction.
In response to COVID-19, we implemented a number of measures to protect the well-being of our employees and mitigate COVID-19 transmission within our offices and on our projects. We established a global COVID-19 task force in January 2020 and implemented actions to empower remote working, restrict non-essential business travel, enhance sanitation at our offices and project sites, and other return-to-work measures. We have an employee assistance program to support employee well-being with a focus on mental health. We also created a Workplace Flexibility global task force to define the workplace of the future.

Diversity, Equity and Inclusion
We are committed to advancing Diversity, Equity and Inclusion ("DE&I"). We believe that every voice matters, and we value DE&I at every level. We embrace different ideas, perspectives and backgrounds. We listen actively, respect one another and foster an environment with a deep sense of pride and belonging. We are focused on four key impact pillars to advance DE&I:
•Champion an inclusive culture;
•Recruit, develop and retain talent;
•Enhance employee experience; and
•Improve social progress and impact.
We engage and partner with select organizations that represent and support gender, racial and ethnic diversity in the engineering profession, and we work with a variety of university student associations to reach targeted populations. We extend our job postings to the appropriate state workforce agencies as well as a syndicated network of partner sites, in order to reach a diverse pool of candidates.
Development Opportunities
One of our top priorities is to provide ongoing training and development for our employees through multiple venues, including Fluor University, our online learning platform. Employees can select from among a wide variety of self-paced, online training courses and have options to sign up for location-specific, instructor-led and virtual courses. Topics range from discipline-specific and targeted technical learning to general knowledge topics, such as leadership, business acumen, communication and inclusive management. In 2020, our employees earned more than 98,000 credit hours through Fluor University.
We have also developed several programs to help employees advance their careers, including Fluor Fellows for our technical experts and Mentoring Circles. In addition, we currently have three employee resource groups: Growing Representation & Opportunity for Women ("GROW"), Graduates Advancing to Professionalism ("GAP") and Emerging Leaders Group ("ELG").
Community Responsibility
Part of building a high-performance culture with purpose is offering employees robust and enriching opportunities to help build a better future through volunteerism and philanthropy. For more than 40 years, our employee volunteer program, Fluor Cares, has given employees a conduit for giving back to the communities where we live and work. In 2020, employees volunteered more than 24,000 hours to charitable organizations and causes. Additionally, employees pledged $3.6 million, which included a 25 percent company match, through our North America employee giving campaign.
We remained true to our legacy of giving back even as COVID-19 continued to impact lives and communities in far-reaching and profound ways. Our employees continued to exhibit compassion and generosity for those affected by the virus. Local community relations teams directed financial resources to the most significant COVID-19 relief efforts in their local communities with contributions exceeding $0.7 million to local COVID-19 relief funds organized by our community partners in support of meal service charities, critical human needs and schools.
Information about our Executive Officers
The following information is being furnished with respect to our executive officers as of January 31, 2021:

Name	Age	Position with the Company(1)
Alan L. Boeckmann	72	Executive Chairman
Joseph L. Brennan	53	Executive Vice President and Chief Financial Officer
James R. Breuer	52	Group President, Energy Solutions
Alvin C. Collins III	47	Group President, Corporate Development and Sustainability
David E. Constable	59	Chief Executive Officer
Thomas P. D'Agostino	62	Group President, Mission Solutions
Stacy L. Dillow	47	Executive Vice President and Chief Human Resources Officer
Mark E. Fields	62	Group President, Project Execution
John C. Regan	51	Executive Vice President, Controller and Chief Accounting Officer
John R. Reynolds	64	Executive Vice President, Chief Legal Officer and Secretary
Terry W. Towle	60	Group President, Urban Solutions

_______________________________________________________________________________
(1)All references are to positions held with Fluor Corporation. All officers serve in their respective capacities at the pleasure of the Board of Directors.
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
James R. Breuer
Mr. Breuer has been Group President, Energy Solutions since January 2021. Prior to that, he was President, Downstream — Energy & Chemicals from 2019 to 2021, Vice President and General Manager, South America — Mining & Metals from 2017 to 2019 and Director of Operations, ICA Fluor from 2013 to 2017. Mr. Breuer joined the company in 1993.
Alvin C. Collins III
Mr. Collins has been Group President, Corporate Development and Sustainability since January 2021. Prior to that, he was Senior Vice President, Operations — Energy & Chemicals from 2019 to 2021, Senior Vice President, Global Business Development — Energy & Chemicals in 2019, Senior Vice President, Operations in Europe, Africa and the Middle East — Energy & Chemicals from 2016 to 2019. Mr. Collins joined the company in 1994.
David E. Constable
Mr. Constable has been Chief Executive Officer since January 2021, after serving as a member of Fluor's Board of Directors since 2019. He previously served as Chief Executive Officer (from 2011) and Chief Executive Officer and President (from 2014) of Sasol Ltd., an integrated energy and chemical company, until 2016. Prior to that, he was Group President, Project Operations at the company from 2009 to 2011 and Group President, Power from 2005 to 2009. Mr. Constable first joined the company in 1982.
Thomas P. D'Agostino
Mr. D'Agostino has been Group President, Mission Solutions since January 2021. Prior to that, he was Group President, Government from 2017 to 2021, Senior Vice President, Sales —Government from 2015 to 2017 and Senior Vice President, Strategic Planning and Development — Government from 2013 to 2015. Mr. D'Agostino joined the company in 2013.
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
Mark E. Fields
Mr. Fields has been Group President, Project Execution since January 2021. Prior to that, he was Group President, Energy & Chemicals from 2019 to 2021, Senior Vice President, Energy & Chemicals Americas from 2017 to 2019 and Senior Vice President, Project Director — Energy & Chemicals from 2009 to 2017. Mr. Fields joined the company in 1981.
John C. Regan
Mr. Regan has been Executive Vice President, Controller and Chief Accounting Officer since June 2020. Prior to joining the company, he was Executive Vice President and Chief Financial Officer of Alta Mesa Resources, Inc., an upstream exploration and production company, from 2019 to 2020, and Executive Vice President and Chief Financial Officer of Vine Oil and Gas LP and Brix Oil and Gas LP, private companies focused on natural gas exploration, from 2015 to 2018. Alta Mesa

Resources, Inc. and certain of its subsidiaries filed for protection under Chapter 11 of the U.S. Bankruptcy Code in September 2019.
John R. Reynolds
Mr. Reynolds has been Executive Vice President and Chief Legal Officer since 2019 and Secretary since 2020. Prior to that, he was Vice President and Senior Managing General Counsel from 2017 to 2019 and Managing General Counsel from 2005 to 2017. Mr. Reynolds joined the company in 1985.
Terry W. Towle
Mr. Towle has been Group President, Urban Solutions since January 2021. Prior to that, he was Group President, Infrastructure & Power from 2019 to 2021, Senior Vice President, Project Director — Infrastructure from 2015 to 2019 and Senior Vice President, Business Line President — Infrastructure from 2014 to 2015. Mr. Towle joined the company in 1985.
Available Information
Our website address is www.fluor.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the “Investor Relations” portion of our website, under the heading “SEC Filings” filed under “Financial Information.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. These reports, and any amendments to them, are also available at the Internet website of the SEC, http://www.sec.gov. We also use our investor relations website as a channel of distribution for important company information. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for e-mail alerts and RSS feeds. We also maintain various documents related to our corporate governance including our Corporate Governance Guidelines, our Board Committee Charters and our Code of Business Conduct and Ethics for Members of the Board of Directors on the “Sustainability” portion of our website under the heading “Corporate Governance Documents” filed under “Governance.”
Item 1A.    Risk Factors
We operate in a complex and rapidly changing global environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, and stock price. The risks described below highlight some of the factors that have affected and could affect us in the future. We may also be affected by unknown risks or risks that we currently think are immaterial. If any such events actually occur, our business, financial condition, results of operations, and stock price could be materially adversely affected.
Summary Risk Factors
The following summarizes the risks and uncertainties that could materially adversely affect our business, financial condition, results of operation and stock price. You should read this summary together with the more detailed description of each risk factor contained below.
Risks Related to our Operations
•COVID-19 has had and could continue to have a material adverse effect on our business operations, results of operations and financial position.
•We are vulnerable to the cyclical nature of the markets we serve.
•Our revenue and earnings are largely dependent on the award of new contracts, which is driven by our clients.
•The nature of our contracts, particularly our lump-sum contracts, subject us to risks associated with delays and cost overruns, which may not be recoverable and may result in reduced profits or losses that could have a material impact on our financial condition or results of operations.
•Intense competition in the global EPC industry can reduce our revenue and profits.
•The success of our use of teaming arrangements and joint ventures depends on the satisfactory performance by our venture partners over whom we may have little or no control, and the failure of those partners to perform their obligations could impose additional obligations on us that could have a material impact on our financial condition and results of operations.
•Cybersecurity breaches of our systems and information technology could adversely impact our ability to operate.
•We have international operations that are subject to foreign economic and political uncertainties and risks. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.
•Our backlog is subject to unexpected adjustments and cancellations.

•Our employees work on projects that are inherently dangerous and in locations where there are high security risks, and a failure to maintain a safe work site could result in significant losses.
•Our businesses could be materially and adversely affected by events outside of our control.
•Our actual results could differ from the assumptions and estimates used to prepare our financial statements.
•If we experience delays and/or defaults in client payments, we could suffer liquidity problems or we could be unable to recover all expenditures.
•We are dependent upon suppliers and subcontractors to complete many of our contracts.
•Our U.S. government contracts and contracting rights may be terminated or otherwise adversely impacted at any time, and our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our projects and revenues.
•Our continued success requires us to hire and retain qualified personnel.
•Our effective tax rate and tax positions may vary.
•Systems and information technology interruption, as well as new systems implementation, could adversely impact our ability to operate and our operating results.
•It can be very difficult and expensive to obtain the insurance we need for our business operations.
•If we do not have adequate indemnification for our nuclear services, it could adversely affect our business and financial condition.
•Foreign currency risks could have an adverse impact on revenue, earnings and/or backlog.
•The loss of one or a few clients could have an adverse effect on us.
•Damage to our reputation could in turn cause damage to our business.
•Our business may be negatively impacted if we are unable to adequately protect intellectual property rights.
•Our results of operations could be adversely affected as a result of asset impairments.
Risks Related to Financial Reporting
•We identified material weaknesses in our ICFR in 2019, which were remediated in 2020. If we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately and timely report our financial results.
•Our prior failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital and restricts our ability to issue equity securities.
•We restated certain of our previously issued financial statements during 2020, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.
Risks Related to Indebtedness and other Credit Related Risks
•Adverse credit and financial market conditions could impair our, our clients' and our partners' borrowing capacity, which could negatively affect our business operations, profits and growth objectives.
•Our indebtedness could lead to adverse consequences or adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness, and any refinancing of this debt could be at significantly higher interest rates.
•We may be unable to win new contract awards if we cannot provide clients with letters of credit, bonds or other security or credit enhancements.
Legal and Regulatory Risks
•From time to time, we are involved in litigation and regulatory proceedings, potential liability claims and contract disputes that may have a material impact on our financial condition and results of operations.
•Our failure to recover adequately on claims against project owners, subcontractors or suppliers for payment or performance could have a material effect on our financial results.
•We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
•We could be adversely impacted if we fail to comply with domestic and international import and export laws.
•Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could weaken our ability to win contracts, which could result in reduced revenues and profits.
•New or changing legal requirements, including those relating to climate change, could adversely affect our operating results.
•Past and future environmental, safety and health regulations could impose significant additional costs on us that reduce our profits.

Risks Related to Mergers & Acquisitions and Strategic Plans
•We cannot assure the successful implementation of our strategic and operational initiatives.
•Any acquisitions, dispositions or other investments are subject to various risks or uncertainties and may not be completed in accordance with the expected plans or anticipated time frame, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.
•We may be unable to successfully integrate acquisitions or investments we make into our businesses or capture the anticipated benefits of these acquisitions and investments.
Risks Related to our Common Stock
•In the event we issue additional equity securities, stockholders' ownership percentages would be diluted.
•Delaware law, our charter documents and our stockholder rights agreement may impede or discourage a takeover or change of control.
Risks Related to our Operations
COVID-19 has had and could continue to have a material adverse effect on our business operations, results of operations and financial position.
There have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities in response to COVID-19, including quarantines, government restrictions on movement, business closures and suspensions, canceled events and activities, self-isolation, and other voluntary or mandated changes in behavior. Both the outbreak of the disease and actions in response thereto have created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our workforce and operations and have materially adversely affected and may continue to materially adversely affect our results of operations and financial performance, including, but not limited to, the following:
•We have experienced, and may continue to experience, reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial conditions or financial distress, as well as governmental budget constraints. These impacts are expected to continue or worsen if stay-at-home, social distancing, travel restrictions and other similar orders or restrictions remain in place for an extended period of time or are re-imposed after being lifted or eased.
•Some clients have been, and may in the future be, unable to meet their payment obligations to us in a timely manner, including as a result of deteriorating financial condition or bankruptcy. Further, other third parties, such as suppliers, subcontractors, joint venture partners and other outside business partners, have experienced significant disruptions in their ability to satisfy their obligations with respect to us, or they may be unable to do so in the future altogether.
•Many employers, including us, and governments continue to require all or a significant portion of employees to work remotely. While many of our employees can effectively perform their responsibilities while working remotely, some work may not be completed as efficiently as if it were performed on site. Additionally, we may be exposed to unexpected cybersecurity risks and additional information technology-related expenses as a result of these remote working requirements.
•Illness, travel restrictions or other workforce disruptions have affected, and may continue to affect, our supply chain, our ability to timely and satisfactorily complete our clients’ projects, our ability to provide services to our clients or our other business processes.
•We have furloughed certain employees and may need to further furlough or reduce the number of employees that we employ. We may experience difficulties associated with hiring additional employees or replacing employees, in particular with respect to roles that require security clearances or other special qualifications that may be limited or difficult to obtain.
•In addition to existing travel restrictions implemented in response to COVID-19, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, which could materially impair our ability to conduct our operations, to source supplies through the global supply chain and to identify, pursue and capture new business opportunities, and which could continue to restrict the ability of our employees to access their workplaces. We also face the possibility of increased overhead or other expenses resulting from compliance with any future government orders or other measures enacted in response to COVID-19.

•We operate in many countries around the world, and certain of those countries’ governments may be unable to effectively mitigate the financial or other impacts of COVID-19 on their economies and workforces and our operations therein.
The extent to which COVID-19 will continue to impact us depends on numerous evolving factors and future developments that we are not currently able to predict and may also exacerbate other risks discussed in this 2020 10-K, any of which could have a material adverse effect on us, our business operations, results of operations and financial position.
We are vulnerable to the cyclical nature of the markets we serve.
The demand for our services is dependent upon the existence of projects with engineering, procurement, construction, fabrication, maintenance and management needs. Our clients' interest in approving new projects, budgets for capital expenditures and need for our services have in the past been, and may in the future be, adversely affected by, among other things, poor economic conditions, low oil prices, political uncertainties and currency devaluations. Clients have been and remain selective in how they allocate and expend their capital, which has resulted in a reduction of the number of projects we may bid on and win, especially the larger scale projects in which we specialize. For example, in our Energy & Chemicals segment, capital expenditures by our clients are influenced by factors such as prevailing prices and expectations about future prices for underlying commodities, technological advances, the costs of exploration, production and delivery of product, domestic and international political, military, regulatory and economic conditions and other similar factors. As a result of the decline in oil prices in the first quarter of 2020, demand for our services in our Energy & Chemicals segment has been adversely impacted. There is no guarantee that the current recovery in oil prices will be sustained, and the timing and extent of any future improvements in demand remain uncertain. Industries served by that segment and many of the others we serve have historically been and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our services.
Our revenue and earnings are largely dependent on the award of new contracts, which is driven by our clients.
The awarding and timing of projects is unpredictable and driven by our clients. Awards, including expansions of existing projects, often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide variety of factors including a client's decision to not proceed with the development of a project, governmental approvals, financing contingencies, oil prices, environmental conditions and overall market and economic conditions. We may not win contracts that we have bid on due to price, a client's perception of our ability to perform and/or perceived technology advantages held by others. Many of our competitors may be more inclined to take greater or unusual risks or include terms and conditions in a contract that we might not deem acceptable, especially when the markets for the services we typically offer are relatively soft. Because a significant portion of our revenue is generated from large projects, our results of operations can fluctuate depending on whether and when large project awards occur and the commencement and progress of work under large contracts already awarded. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated. Additionally, uncertain economic and political conditions may make it difficult for our clients, our vendors and us to accurately forecast and plan future business activities. For example, recent changes to U.S. policies related to global trade and tariffs have resulted in uncertainty surrounding the future of the global economy as well as retaliatory trade measures implemented by other countries.
The nature of our contracts, particularly our lump-sum contracts, subject us to risks associated with delays and cost overruns, which may not be recoverable and may result in reduced profits or losses that could have a material impact on our financial condition or results of operations.
Because our projects are often technically complex, with multiple phases occurring over several years, we incur risks in our project execution activities. These risks could result in project delays, cost overruns or other problems and can include the following:
•Incorrect assumptions related to productivity, scheduling estimates or future economic conditions, including with respect to the impacts of inflation on lump-sum contracts;
•Unanticipated technical problems, including design or engineering issues;
•Inaccurate representations of site conditions and unanticipated changes in the project execution plan;
•Project modifications creating unanticipated costs or delays and failure to properly manage project modifications;
•Inability to achieve guaranteed performance or quality standards with regard to engineering, construction or project management obligations;

•Insufficient or inadequate project execution tools and systems needed to record, track, forecast and control cost and schedule;
•Reliance on historic cost and/or execution data that is not representative of current economic and/or execution conditions;
•Failure to accurately estimate the timing and cost of projects, including due to unforeseen increases in the cost of labor;
•Unanticipated increases in the cost of raw materials, components or equipment, including due to the imposition of import tariffs;
•Failure to properly make judgments in accordance with applicable professional standards, including engineering standards;
•Failure to properly assess and update appropriate risk mitigation strategies and measures;
•Difficulties related to the performance of our clients, partners, subcontractors, suppliers or other third parties;
•Delays or productivity issues caused by weather; and
•Changes in local laws or difficulties or delays in obtaining permits, rights of way or approvals.
These and other risks have in the past and may in the future result in our failure to achieve contractual cost or schedule commitments, safety performance, overall client satisfaction or other performance criteria. As a result, we may receive lower fees or lose our ability to earn incentive fees. In other cases, our fee will not change but we will have to continue to perform work without additional fees until the performance criteria is achieved. We may also be required to pay liquidated damages if we fail to complete a project on schedule. In addition, if we fail to meet guaranteed performance or quality standards, we may be held responsible under the guarantee or warranty provisions of our contract for cost impact to the client, generally in the form of contractually agreed-upon liquidated damages or an obligation to re-perform work. To the extent these events occur, the total cost to the project (including any liquidated damages we become liable to pay) could be material and could, in some circumstances, equal or exceed the full value of the contract. In such events, our financial condition or results of operations could be materially and negatively impacted.
In circumstances where the contract is lump-sum or the revenue is otherwise fixed, we bear significant risk for delays and cost overruns. Reimbursable contract types, such as those that include negotiated hourly billing rates, may restrict the kinds or amounts of costs that are reimbursable, therefore exposing us to the risk that we may incur certain costs in executing these contracts that are above our estimates and not recoverable from our clients.
Intense competition in the global EPC industry can reduce our revenue and profits.
We serve markets that are highly competitive and in which a large number of multinational companies compete. These markets require substantial resources and investment in technology and skilled personnel. We also see a continuing influx of non-traditional competitors offering below-market pricing while accepting greater risk. Competition places downward pressure on our contract prices and profit margins, and has in the past forced, and may in the future force, us to accept contractual terms and conditions that are not normal or customary, thereby increasing the risk of losses on such contracts. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. To the extent we are unable to meet these competitive challenges, we could lose revenue and experience an overall reduction in our profits.
The success of our use of teaming arrangements and joint ventures depends on the satisfactory performance by our venture partners over whom we may have little or no control, and the failure of those partners to perform their obligations could impose additional obligations on us that could have a material impact on our financial condition and results of operations.
In the ordinary course of business, and as has become increasingly common in our industry, we execute specific projects and otherwise conduct certain operations through joint ventures, consortiums, partnerships and other collaborative arrangements (collectively, "ventures"). We have various ownership interests in these ventures, with such ownership typically being proportionate to our decision-making and distribution rights. The ventures generally contract directly with the third party client; however, services may be performed directly by the venture, or may be performed by us, our partners, or a combination thereof.
Our success in many markets is dependent, in part, on the presence or capability of a local partner. If we are unable to compete alone, or with a quality partner, our ability to win work and successfully complete our contracts may be impacted.

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
Cybersecurity breaches of our systems and information technology could adversely impact our ability to operate.
We utilize, develop, install and maintain a number of information technology systems both for us and for others. Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our client and other contracts, as well as our own business practices, to protect confidential and proprietary information (whether it be ours or a third party's information entrusted to us) from disclosure. Our computer systems, as well as those of our clients, contractors and other vendors, face the threat of unauthorized access, computer hackers, viruses, malicious code, cyber attacks, phishing and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information as well as the confidential and proprietary information of our clients and other business partners. While we endeavor to maintain industry-accepted security measures and technology to secure our computer systems and while we endeavor to ensure our cloud vendors that store our data maintain similar measures, these systems and the information stored on these systems may still be subject to threats. There can be no assurance that our efforts will protect us against all threats. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, detect and respond against such threats. A party who circumvents our security measures, or those of our clients, contractors or other vendors, could misappropriate confidential or proprietary information, improperly manipulate data, or cause damage or interruptions to systems. Any of these events could damage our reputation, result in litigation and regulatory fines and penalties, or have a material adverse effect on our business, financial condition or results of operations. Furthermore, while we maintain insurance that specifically covers cybersecurity threats, our coverage may not sufficiently cover all types of losses or claims that may arise.
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
Operating in the international marketplace exposes us to a number of risks including:
•abrupt changes in government policies, laws, treaties (including those impacting trade), regulations or leadership;
•embargoes or other trade restrictions, including sanctions;
•restrictions on currency movement;
•tax or tariff changes;

•currency exchange rate fluctuations;
•changes in labor conditions and difficulties in staffing and managing international operations, including logistical and communication challenges;
•U.S. government trade or other policy changes in relation to the foreign countries in which we or our clients operate;
•other social, political and economic instability, including recessions and other economic crises in other regions;
•natural disasters and public health crises, including pandemics such as COVID-19;
•expropriation and nationalization of our assets in a foreign country;
•international hostilities; and
•unrest, civil strife, acts of war, terrorism and insurrection.
Also, the lack of a well-developed legal system in some of the countries where we operate may make it difficult to enforce our contractual rights or to defend ourself against claims made by others. We operate in locations where there is a significant amount of political risk. In addition, military action or continued unrest could impact the supply or pricing of oil, disrupt our operations in the region and elsewhere, and increase our security costs. Our level of exposure to these risks may vary with each project, depending on the location of the project and its stage of completion. For example, our risk exposure with respect to a project in an early development phase, such as engineering, will generally be less than our risk exposure on a project that is in the construction phase. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions and risks, we may experience project disruptions and losses. Project disruptions and losses could significantly reduce our overall revenue and profits.
Our backlog is subject to unexpected adjustments and cancellations.
Our backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable or will not be subject to delay or suspension. Project cancellations, scope adjustments or deferrals, or foreign currency fluctuations may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn; or, may cause the rate at which we perform on our backlog to decrease. Most of our contracts have termination for convenience provisions in them allowing clients to cancel projects already awarded to us. Our contracts typically provide for the payment of fees earned through the date of termination and the reimbursement of costs incurred including demobilization costs. In addition, projects may remain in our backlog for an extended period of time. During periods of economic slowdown, or decreases and/or instability in oil prices, the risk of projects being suspended, delayed or canceled generally increases. Finally, poor project or contract performance could also impact our backlog and profits. Such developments could have a material adverse effect on our business and our profits.
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
Extraordinary or force majeure events beyond our control, such as natural or man-made disasters, severe weather conditions, public health crises, political crises or other catastrophic events, could negatively impact our ability to operate or increase our costs to operate. Such events may result in disruptions to our operations; evacuation of personnel; increased labor and material costs or shortages; inability to deliver materials, equipment and personnel to jobsites in accordance with contract schedules; and loss of productivity. We may remain obligated to perform our services after any such events, unless a contract provision provides us with relief from our obligations. The extra costs incurred as a result of these events may not be reimbursed by our clients. If we are not able to react quickly to such events, or if a high concentration of our projects are impacted by such an event, our operations may be adversely affected. In addition, if we cannot complete our contracts on time, we may be subject to potential liability claims by our clients, which may reduce our profits and result in losses.
Our actual results could differ from the assumptions and estimates used to prepare our financial statements.
In preparing our financial statements, we make estimates and assumptions through the filing date of the 2020 10-K. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Areas requiring significant estimates by our management include:
•recognition of contract revenue, costs, profits or losses in applying the principles of percentage-of-completion accounting;
•recognition of revenues related to project incentives or awards we expect to receive;
•recognition of recoveries under contract change orders or claims;
•estimated amounts for expected project losses, warranty costs, contract close-out or other costs;
•collectability of billed and unbilled accounts receivable and the need and amount of any allowance for doubtful accounts;
•asset valuations;
•income tax provisions and related valuation allowances;
•determination of expense and potential liabilities under pension and other post-retirement benefit programs; and
•accruals for other estimated liabilities, including litigation and insurance revenues/reserves.
Estimates are based on management's reasonable assumptions and experience, but are only estimates. Our actual business and financial results could differ from our estimates of such results due to changes in facts and circumstances, which could have a material negative impact on our financial condition and reported results of operations. Further, we recognize contract revenue as work on a contract progresses. The cumulative amount of revenue recorded on a contract at any point in time is that percentage of total estimated revenues that costs incurred to date bear to estimated total costs. Accordingly, contract revenue and total cost estimates are reviewed and revised as the work progresses. Adjustments are reflected in contract revenue in the period when such estimates are revised. Such adjustments could be material and could result in reduced profitability.
If we experience delays and/or defaults in client payments, we could suffer liquidity problems or we could be unable to recover all expenditures.
Because of the nature of our contracts, we sometimes commit resources to projects prior to receiving payments from clients in amounts sufficient to cover expenditures as they are incurred. Some of our clients have found it difficult to pay invoices for our services timely, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients for our large projects are project-specific entities that do not have significant assets other than their interests in the project. From time to time, it has been and may in the future be difficult for us to collect payments owed to us by these clients. In addition, clients may request extension of the payment terms otherwise agreed to under our contracts. Delays in client payments may require us to make a working capital investment, which could impact our cash flows and liquidity. If a client fails to pay invoices on a timely basis or defaults in making its payments on a project in which we have devoted significant resources, there could be a material adverse effect on our results of operations or liquidity.
We are dependent upon suppliers and subcontractors to complete many of our contracts.
Some of the work performed under our contracts is performed by third-party subcontractors. We also rely on third-party suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified suppliers, our ability to successfully or timely complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump-sum contract, we may suffer losses on these contracts. If a supplier or subcontractor fails to provide supplies, technology, equipment or services as required under a contract to us, our joint venture partner, our client or any other party involved in the project for any reason, or provides supplies, technology, equipment or services that are not an acceptable quality, we may be required to source those supplies, technology, equipment or services on a delayed basis or at a higher price than anticipated, which could impact contract profitability. In addition, faulty workmanship, equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications. These risks may be intensified during an economic downturn if these suppliers or subcontractors experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding, and are not able to provide the services or supplies necessary for our business. In addition, in instances where we rely on a single contracted supplier or subcontractor or a small number of suppliers or subcontractors, if a subcontractor or supplier were to fail, there may be no available replacement technology, equipment, materials or services on a timely basis or at the costs we had anticipated. A failure by a third-party subcontractor or supplier to comply with applicable laws, rules or regulations could negatively impact our business and reputation and could result in fines, penalties, suspension, or in the case of government contracts, even debarment.
Our U.S. government contracts and contracting rights may be terminated or otherwise adversely impacted at any time, and our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our projects and revenues.
We enter into significant government contracts, including those contracts that we have in place with the U.S. Department of Energy and Department of Defense. U.S. government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government agencies and profit and cost controls, which could result in withholding or delay of payments to us. U.S. government contracts are also subject to uncertainties associated with Congressional funding, including the potential impacts of budget deficits, government shutdowns and federal sequestration. Changes in U.S. government priorities, which can occur due to policy changes or changes in the economy, could adversely impact our revenues. The U.S. government is under no obligation to maintain program funding at any specific level, and funds for a program may even be eliminated. Our U.S. government clients may terminate or decide not to renew our contracts with little or no prior notice.
In addition, U.S. government contracts are subject to specific regulations such as the Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, the Cost Accounting Standards ("CAS"), the Service Contract Act and Department of Defense security regulations. Failure to comply with any of these regulations and other government requirements may result in contract price adjustments, financial penalties or contract termination. Our U.S. government contracts are also subject to audits, cost reviews and investigations by U.S. government oversight agencies such as the U.S. Defense Contract Audit Agency (the "DCAA"). The DCAA reviews the adequacy of, and our compliance with, our internal control systems and policies (including our labor, billing, accounting, purchasing, estimating, compensation and management information systems). The DCAA also has the ability to review how we have accounted for costs under the FAR and CAS. The DCAA presents its report findings to the Defense Contract Management Agency ("DCMA"). Should the DCMA determine that we have not complied with the terms of our contract and applicable statutes and regulations, or if they believe that we have engaged in inappropriate accounting or other activities, payments to us may be disallowed or we could be required to refund previously collected payments. Additionally, we may be subject to criminal and civil penalties, suspension or debarment from future government contracts, and qui tam litigation brought by private individuals on behalf of the U.S. government under the False Claims Act, which could include claims for treble damages. These suits may remain under seal (and hence, be unknown to us) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff. Furthermore, if we have significant disagreements with our government clients concerning costs incurred, negative publicity could arise, which could adversely affect our industry reputation and our ability to compete for new contracts in the government arena or otherwise.
Most U.S. government contracts are awarded through a rigorous competitive process. The U.S. government has increasingly relied upon multiple-year contracts with pre-established terms and conditions that generally require those contractors that have been previously awarded the contract to engage in an additional competitive bidding process for each task order issued under the contract. Such processes require successful contractors to anticipate requirements and develop rapid-response bid and proposal teams as well as dedicated supplier relationships and delivery systems to react to these needs. We face rigorous competition and significant pricing pressures in order to win these task orders. If we are not successful in containing costs or able to timely respond to government requests, we may not win additional awards. Moreover, even if we are qualified to work on a government contract, we may be impacted in our pursuit of work by government policies designed to protect small businesses and under- represented minority contractors.
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
Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts, was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The Bipartisan Budget Act of 2019 (the “BBA”) eliminates sequestration on discretionary accounts in 2020 and 2021 by increasing federal discretionary spending limits until 2021. The BBA also temporarily suspends the public debt limit through July 31, 2021. However, the Budget Control Act of 2011 remains in place, extended through 2029, and absent additional legislative or other remedial action, the sequestration could require reduced U.S. federal government spending from 2022 through 2029. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.
Our continued success requires us to hire and retain qualified personnel.
The success of our business is dependent upon being able to attract, develop and retain personnel, including engineers, project management, craft employees and management around the globe, who have the necessary and required experience and expertise, and who will perform these services at a reasonable and competitive rate. Competition for these and other experienced personnel is intense. It may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. In certain geographic areas, for example, we may be unable to satisfy the demand for our services because of our inability to deploy qualified personnel. Also, it may be difficult to replace personnel who hold government granted eligibility that may be required to obtain certain government projects and/or who have significant government contract experience. Loss of the services of, or failure to recruit, qualified technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.
As some of our executives and other key personnel approach retirement age or otherwise leave the company, we need to provide for smooth transitions, which may require that we devote time and resources to identify and integrate new personnel into these leadership roles and other key positions. Changes in our management team may disrupt our business and the failure to successfully transition and assimilate executives or other key personnel could adversely affect our results of operation. If we are unable to employ a sufficient number of skilled personnel or effectively implement appropriate succession plans, our ability to pursue projects may be adversely affected, the costs of executing our existing and future projects may increase and our financial performance may decline.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. A change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could change the tax rate on our earnings, which could have a material impact on our results of operations. In addition, significant judgment is required in determining our worldwide provision for income taxes and our judgments could prove inaccurate. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, our ability to realize deferred tax assets and changes in uncertain tax positions. Future changes in our tax rate or adverse changes in tax laws could have a material adverse effect on our profitability and liquidity.
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
As part of business operations we maintain insurance both as a corporate risk management strategy and to satisfy the requirements of many of our contracts. Although we have been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future, or that such insurance can be economically secured. For example, catastrophic events can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles. We also monitor the financial health of the insurance companies from which we procure insurance, and this is one of the factors we take into account when purchasing insurance. Our insurance is purchased from a number of the world's leading providers, often in layered insurance or quota share arrangements. If any of our third party insurers fail, abruptly cancel our coverage or otherwise cannot satisfy their insurance requirements to us, then our overall risk exposure and operational expenses could be increased and our business operations could be interrupted.
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
Foreign currency risks could have an adverse impact on revenue, earnings and/or backlog.
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
Our monetary assets and liabilities denominated in nonfunctional currencies are subject to remeasurement. In addition, the U.S. dollar value of our backlog may from time to time increase or decrease significantly due to foreign currency volatility. We may also be exposed to limitations on our ability to reinvest earnings from operations in one country to fund our operations in other countries.
Our reported revenue and earnings of foreign subsidiaries could also be affected by foreign currency volatility. Revenue, cost and earnings of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars. If the U.S. dollar appreciates against a foreign subsidiary's non-U.S. dollar functional currency, we would report less revenue, cost and earnings in U.S. dollars than it would have had the U.S. dollar depreciated against the same foreign currency or if there had been no change in the exchange rate.

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
Maintaining a positive reputation is critical to attracting and maintaining clients and other business relationships. If we fail to address issues that may give rise to reputational risk, we could significantly harm our business. These issues may include, but are not limited to, any of the risk factors discussed in this Item 1A, including compliance with laws, project execution risk, cybersecurity and safety. If our reputation is harmed, we could suffer a number of adverse consequences, such as:
•reduced demand for our services;
•lack of investor confidence;
•less favorable credit rating;
•the inability to attract and retain qualified employees;
•a loss or reduction in scope of current project contracts and fewer contract awards;
•less favorable contract terms;
•increased need for financial assurances;
•increased litigation and costs; and
•heightened regulatory scrutiny.
These and other consequences resulting from damage to our reputation could have a material adverse effect on our business, financial condition or results of operations.
Our business may be negatively impacted if we are unable to adequately protect intellectual property rights.
Our success is dependent, in part, on our ability to differentiate our services through our technologies and know-how. This success includes the ability of companies in which we invest, such as NuScale, to protect their intellectual property rights. We utilize a combination of patents, copyrights, trade secrets, confidentiality agreements and other contractual arrangements to protect our interests. However, these methods only provide a limited amount of protection and may not adequately protect our interests. Our employees, contractors and joint venture partners are subject to confidentiality obligations, but this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or infringement of our intellectual property rights. This can be especially true in certain foreign countries where intellectual property does not have equivalent protections as in the United States, or when our joint venture partner is a competitor who will gain access to our procedures and know-how while working with us in the performance of services.
Our clients require broad ownership rights in the work product and other materials we deliver. If we are not able to retain ownership of our pre-existing intellectual property and improvements thereto, it may affect our ability to provide similar services to other clients in the future, which ultimately, could have a material adverse effect on our operations.
Our competitors or others may independently develop technology substantially similar to our trade secret technology or we may be unsuccessful in preserving our intellectual property rights in the future. Our intellectual property rights could be invalidated, circumvented, challenged or infringed upon. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management's attention.
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
Our results of operations and financial condition could be adversely affected by impairments to goodwill, investments, deferred tax assets or other intangible assets. Goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead are tested at least annually for impairment. Any future impairments, including impairments of goodwill, investments, deferred tax assets or other intangible assets, could have a material adverse effect on our financial condition and results of operations.
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
Risks Related to Financial Reporting
We identified material weaknesses in our ICFR in 2019, which were remediated in 2020. If we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately and timely report our financial results.
In connection with our 2019 year-end assessment of ICFR, we determined that we did not have an effective ICFR at December 31, 2019. We took steps to improve our ICFR and determined that we have an effective ICFR at December 31, 2020.
If we identify amaterial weaknesses in the future or are unable to successfully remediate any future material weaknesses or other deficiencies in our ICFR, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain or regain compliance with applicable securities laws and New York Stock Exchange listing requirements and we may be subject to regulatory investigations and penalties.
Our prior failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital and restricts our ability to issue equity securities.
We did not timely file our 2019 10-K or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020 or September 30, 2020 within the timeframe specified by the SEC. This limits our ability to utilize a shelf registration during 2021 to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business. We are not eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports until December 2021. If we wish to pursue a public offering ahead of that date, we would be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so could take significantly longer than using a shelf registration statement on Form S-3, increase our transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.
We restated certain of our previously issued financial statements during 2020, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.
As disclosed in our 2019 10-K, we restated our financial statements and related disclosures for the years ended December 31, 2018, 2017 and 2016 and for each of the interim quarterly periods in 2018 and 2019, following the identification of misstatements as a result of an internal review. The restatement also included other immaterial adjustments to historical periods, including items previously identified and corrected in earlier periods and for other non-project items identified outside of the internal review. As a result, we incurred previously unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

Risks Related to Indebtedness
Adverse credit and financial market conditions could impair our, our clients' and our partners' borrowing capacity, which could negatively affect our business operations, profits and growth objectives.
Our ability to generate cash is important for the funding of our operations, investing in joint ventures, the servicing of our indebtedness, paying dividends to stockholders and making acquisitions. To the extent that existing cash balances and cash flow from operations, together with borrowing capacity under our credit facilities, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing will depend upon prevailing capital market conditions, including those arising due to events occurring in our industry, as well as conditions in our business and our operating results; and those factors may affect our efforts to negotiate terms that are acceptable to us. Furthermore, if global economic, industry, political or other market conditions adversely affect the financial institutions that provide credit to us, it is possible that our ability to establish or draw upon our credit facilities may be impacted. In addition, a downgrade in our credit rating could increase the cost of our borrowings or their refinancing, limit access to sources of financing or lead to other adverse consequences. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.
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
Our indebtedness could lead to adverse consequences or adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness, and any refinancing of this debt could be at significantly higher interest rates.
Our indebtedness could have important consequences, including but not limited to:
•increasing our vulnerability to general adverse economic and industry conditions;
•requiring us to dedicate a substantial portion of our cash flow from operations to make debt service payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, challenges and opportunities, and changes in our businesses and the markets in which we operate; and
•limiting our ability to obtain additional financing to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs.
Our ability to service our indebtedness will depend on our future operating performance and financial results, which may be subject to factors beyond our control, including general economic, financial and business conditions. If we do not have sufficient cash flow to service our indebtedness, we may need to refinance all or part of our existing indebtedness, borrow more money or sell securities or assets, some or all of which may not be available to us at acceptable terms or at all. In addition, we may need to incur additional indebtedness in the future in the ordinary course of business. Although the terms of our credit agreements and our bond indentures allow us to incur additional debt, there are limitations which may preclude us from incurring the amount of indebtedness we otherwise desire.
Our credit facilities, senior notes, other outstanding indebtedness and any additional indebtedness we incur in the future impose, or may impose, significant operating and financial restrictions on us. In addition, our credit facilities require us to maintain specified financial covenants. A breach of any of these covenants could result in a default. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. If our operating performance declines, or if we are unable to comply with any covenant, such as our ability to timely prepare and file our periodic reports with the SEC, we have needed and may in the future need to obtain amendments to our credit agreements or waivers from the required creditors under our indebtedness instruments to avoid being in default. These factors could have a material adverse effect on our business, financial condition, results of operations or share price.

We may be unable to win new contract awards if we cannot provide clients with letters of credit, bonds or other security or credit enhancements.
It is a common industry practice for clients to require us to provide surety bonds, letters of credit, bank guarantees or other forms of financial assurance as credit enhancements. Surety bonds, letters of credit or guarantees indemnify our clients if we fail to perform our obligations under our contracts. Historically, we have had strong surety bonding capacity due to our investment-grade credit rating, but, bonding is provided at the surety's sole discretion. In addition, because of the overall limitations in worldwide bonding capacity, we may find it difficult to access sufficient surety bonding capacity to meet our total surety bonding needs. With regard to letters of credit, while we have historically had adequate capacity under our existing credit facilities, any capacity that may be required in excess of our credit limits would be at our lenders' sole discretion and therefore is not certain. Failure to provide credit enhancements on terms required by a client may result in an inability to compete for or win a project.
Legal and Regulatory Risks
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
We have incurred, and may continue to incur, significant expenses related to legal, accounting, and other professional services in connection with the SEC investigation, the DOJ investigation, lawsuits and related legal and regulatory matters. These expenses and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition and results of operations.
As a result of matters associated with the SEC and DOJ investigations and various lawsuits, we are exposed to greater risks associated with litigation, regulatory proceedings, and government enforcement actions and additional subpoenas. Any future investigations or additional lawsuits may have a material adverse effect on our business, financial condition and results of operations.
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
We occasionally bring claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. Similarly, we present change orders and claims to our subcontractors and suppliers. If we fail to properly provide notice or document the nature of change orders or claims, or are otherwise unsuccessful in negotiating a reasonable settlement, we could incur reduced profits, cost overruns and in some cases a loss on the project. These types of claims can often occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional cost, both direct and indirect. From time to time, these claims can be the subject of lengthy and costly proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and while unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results.
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
Our company, along with our investment in NuScale, is subject to a number of regulations such as those from the U.S. Nuclear Regulatory Commission and non-U.S. regulatory bodies, such as the International Atomic Energy Commission and the European Union, which can have a substantial effect on our nuclear operations and investments. Delays in receiving necessary approvals, permits or licenses, the failure to maintain sufficient compliance programs, and other problems encountered during construction (including changes to such regulatory requirements) could significantly increase our costs or have an adverse effect on our results of operations, our return on investments and our financial position.
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
Risks Related to Mergers & Acquisitions and Strategic Plans
We cannot assure the successful implementation of our strategic and operational initiatives.
We have announced a number of strategic and operational initiatives designed to optimize costs and improve operational efficiency, including plans to divest our AMECO and Stork businesses, monetize surplus real estate and non-core investments, and rationalize resources and overhead across various geographies. Our ability to successfully execute these initiatives is subject to various risks and uncertainties, including regulatory intervention, which may negatively impact the realization of expected benefits. Our failure to realize the anticipated benefits, which may be due to our inability to execute, competition, economic conditions, and other risks described herein, could have a material adverse effect on our business, financial condition, and results of operations.
Any acquisitions, dispositions or other investments are subject to various risks or uncertainties and may not be completed in accordance with the expected plans or anticipated time frame, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.
We have made and expect to continue to pursue selective acquisitions or dispositions of businesses, or investments in strategic business opportunities. We may be unable to locate suitable acquisitions or investments, or we may be unable to consummate any such transactions on terms and conditions acceptable to us. Acquisitions may bring us into businesses we have not previously conducted or jurisdictions where we have had little to no prior operations experience and thus expose us to additional business risks that are different from those we have traditionally experienced. We also may encounter difficulties identifying all significant risks during our due diligence activities or integrating acquisitions and successfully managing or achieving the growth we expect to experience from these acquisitions. We may invest in companies or businesses that fail, causing a loss of all or part of our investment.
Divesting businesses involves risks and uncertainties, such as the difficulty separating assets related to such businesses from the businesses we retain, employee distraction, the need to obtain regulatory approvals and other third-party consents, which potentially disrupts customer and vendor relationships, and the fact that we may be subject to additional tax obligations or loss of certain tax benefits. Such actions also involve significant costs and require time and attention of our management, which may divert attention from other business operations. Because of these challenges, as well as market conditions or other factors, anticipated divestitures may take longer or be costlier or generate fewer benefits than expected and may not be completed at all. If we are unable to complete the divestitures or to successfully transition divested businesses, our business and financial results could be negatively impacted. If we dispose of a business, we may not be able to successfully cause a buyer of a divested business to assume the liabilities of that business or, even if such liabilities are assumed, we may have difficulties enforcing our rights, contractual or otherwise, against the buyer. We may retain exposure on financial or performance guarantees and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law because of the disposition or the subsequent failure of an acquirer. As a result, performance by the divested businesses or other conditions outside of our control could have a material adverse effect on our results of operations. In addition, the divestiture of any business could negatively impact our profitability because of losses that may result from such a sale, the loss of revenues or a decrease in cash flows. Following a divestiture, we may also have less diversity in our business and in the markets we serve, as well as in our client base.
We may be unable to successfully integrate acquisitions or investments we make into our businesses or capture the anticipated benefits of these acquisitions and investments.
Whenever we make an acquisition or investment, we have and will continue to devote significant management attention and resources to integrating or aligning the business practices and operations of companies we acquire or invest in. Difficulties we may encounter in the integration/alignment process include:
•A delay in the integration or alignment of management teams, strategies, operations, products and services;
•Diversion of the attention of management as a result of the acquisition or investment;
•The consequences of a change in tax treatment, including the costs of integration/consolidation and compliance, and the possibility that the anticipated benefits of the acquisition/investment will not be realized;
•Differences in corporate culture and management philosophies;
•The ability to retain key personnel;
•The challenges of integrating or aligning complex systems, technology, networks and other assets into or to be compatible with ours in a way that minimizes any adverse effects on the business; and
•Potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition or investment, including the costs to integrate or consolidate beyond current estimates.
Any of these factors could negatively affect our ability to maintain business relationships or to achieve the anticipated benefits of the acquisition or investment.

Risks Related to our Common Stock
In the event we issue additional equity securities, stockholders' ownership percentages would be diluted.
We may in the future issue additional equity securities to pay for potential acquisitions or to otherwise fund our corporate initiatives. If we do issue additional equity securities, the issuance may dilute our earnings per share and stockholders' percentage ownership.
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
Fluor is a Delaware corporation. Various anti-takeover provisions under Delaware law impose impediments on the ability of others to acquire control of us, even if a change of control would be beneficial to our stockholders. In addition, certain provisions of our charters and bylaws may impede or discourage a takeover. For example:
•stockholders may not act by written consent;
•there are various restrictions on the ability of a stockholder to call a special meeting or to nominate a director for election; and
•our Board of Directors can authorize the issuance of preferred shares.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Major Facilities
Our operations are conducted at both owned and leased properties in U.S. and foreign locations totaling approximately 7.9 million rentable square feet. Our executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas. As our business frequently changes, the extent of utilization of the facilities by particular segments cannot be accurately stated. In addition, certain of our properties are leased or subleased to third party tenants. While we have operations worldwide, the following summarizes our more significant existing facilities:

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
In addition, we lease or own a number of individually insignificant offices, warehouses and equipment yards strategically located throughout the world. We also, through various joint ventures, own or lease fabrication yards in China and Mexico.
Item 3.    Legal Proceedings
As part of our normal business activities, we are party to a number of legal proceedings and other matters in various stages of development. We periodically assess our liabilities and contingencies for these matters based upon the latest information available.
For information on legal proceedings and matters in dispute, see the Consolidated Financial Statements in this report.
Item 4.    Mine Safety Disclosures
None.

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
At January 31, 2021, there were 140,759,346 shares outstanding and 4,244 stockholders of record of the company's common stock.
Issuer Purchases of Equity Securities
The following table provides information for the three months ended December 31, 2020 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
October 1–October 31, 2020	—	$—	—	10,513,093
November 1–November 30, 2020	—	—	—	10,513,093
December 1–December 31, 2020	—	—	—	10,513,093
Total	—	$—	—
_______________________________________________________________________________
(1)The share repurchase program, as amended, totals 34,000,000 shares. We may repurchase shares from time to time in open market transactions or privately negotiated transactions, including through pre-arranged trading programs, at our discretion, subject to market conditions and other factors and at such time and in amounts that we deem appropriate.
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
In light of our decision to retain our government business in 2020, we had the following six reportable segments:
◦Energy & Chemicals
◦Mining & Industrial
◦Infrastructure & Power
◦Government
◦Diversified Services
◦Other
Beginning in the first quarter of 2021, we will operate through three business segments: Energy Solutions, Urban Solutions and Mission Solutions. Energy Solutions will focus on energy transition, chemicals and traditional oil and gas opportunities. Urban Solutions will focus on mining, metals, advanced technologies, manufacturing, life sciences, infrastructure and our professional staffing services. Mission Solutions will focus on delivering solutions to federal agencies across the U.S. government and to select international opportunities. Additionally, we are initiating plans to sell Stork.
During 2019, we approved and initiated a broad restructuring plan designed to optimize costs, improve operational efficiency and support long-term sustainable growth. These restructuring activities included the rationalization of resources, investments, real estate and overhead across various geographies. We also met with a number of our clients, subcontractors and suppliers in an attempt to bring resolution to or get clarification on a variety of matters, including outstanding disputes and claims, pending change orders, schedule extensions, accounts receivable and other project close out items. The negotiations and agreements resulting from these meetings, as well as project developments during the second quarter, resulted in the recognition of significant charges across three segments, which are reflected in the results for 2019.

	YEAR ENDED DECEMBER 31,
(in millions)	2020		2019		2018
Revenue
Energy & Chemicals	$5,260.4		$5,823.7		$7,695.5
Mining & Industrial	4,149.1		5,057.2		3,491.0
Infrastructure & Power	1,595.5		1,370.4		1,668.0
Government	2,922.8		2,969.3		3,678.5
Diversified Services	1,630.9		2,040.1		2,257.2
Other	109.8		56.6		60.8
Total revenue	$15,668.5		$17,317.3		$18,851.0

Segment profit (loss) $ and margin %
Energy & Chemicals	$163.7	3.1%	$(95.0)	(1.6)%	$334.5	4.3%
Mining & Industrial	122.4	2.9%	158.5	3.1%	94.3	2.7%
Infrastructure & Power	13.7	0.9%	(243.9)	(17.8)%	(30.1)	(1.8)%
Government	88.4	3.0%	200.3	6.7%	187.3	5.1%
Diversified Services	14.2	0.9%	14.6	0.7%	68.7	3.0%
Other	(85.4)	NM	(220.1)	NM	(144.7)	NM
Total segment profit (loss) $ and margin %(1)	$317.0	2.0%	$(185.6)	(1.1)%	$510.0	2.7%

Corporate G&A	(240.7)		(165.9)		(121.2)
Impairment, restructuring and other exit costs	(305.6)		(532.6)		—
Gain (loss) on pension settlement	0.4		(137.9)		(21.9)
Interest expense, net	(46.4)		(18.5)		(40.6)
Earnings (loss) attributable to NCI from Cont Ops	68.3		(31.0)		59.4
Earnings (loss) from Cont Ops before taxes	(207.0)		(1,071.5)		385.7
Less: Income tax expense (benefit)	18.6		485.2		173.3
Net earnings (loss) from Cont Ops	$(225.6)		$(1,556.7)		$212.4

New awards
Energy & Chemicals	$2,013.2		$3,724.1		$10,641.4
Mining & Industrial	2,799.1		1,861.9		8,696.1
Infrastructure & Power	763.7		2,608.7		2,066.0
Government	1,882.8		1,999.2		4,130.3
Diversified Services	1,546.1		2,217.2		2,138.5
Other	—		152.2		—
Total new awards	$9,004.9		$12,563.3		$27,672.3

New awards related to projects located outside of the U.S.	58%		51%		80%
(1)Total segment profit (loss) is a non-GAAP financial measure. We believe that total segment profit (loss) provides a meaningful perspective on our results as it is the aggregation of individual segment profit (loss) measures that we use to evaluate and manage our performance.

(in millions)	December 31, 2020	December 31, 2019
Backlog
Energy & Chemicals	$11,020.5	$14,128.9
Mining & Industrial	3,979.7	5,383.9
Infrastructure & Power	5,244.3	6,079.4
Government	2,780.3	3,556.1
Diversified Services	2,425.4	2,541.6
Other	119.2	244.0
Total backlog	$25,569.4	$31,933.9

Backlog related to projects located outside of the U.S.	64%	67%
Backlog related to lump-sum projects	55%	52%
Our business has been adversely affected by the economic impacts of the outbreak of COVID-19 and the steep decline in oil prices that occurred in the early part of 2020. These events have created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business. We have experienced, and may continue to experience, reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial condition or financial distress, as well as governmental budget constraints. Although we initially assessed our project estimates for COVID-19 during the first quarter of 2020, continued isolation of estimated COVID-19 effects became increasingly difficult to measure as 2020 progressed. Our estimates reflect our best assessment of project results inclusive of COVID-19 effects, which have been dynamic as our projects have seen changes in prevailing regulations as COVID cases crested and fell. These impacts may continue or worsen under prolonged stay-at-home, social distancing, travel restrictions and other similar orders or restrictions. Significant uncertainty still exists concerning the magnitude of the impact and duration of these events.
Because of the foregoing matters, we performed interim impairment testing of our goodwill, intangible assets and investments. We also evaluated the impact of these events on our reserves for credit risk and the fair value of our assets held for sale.
During 2020, we recognized the following significant charges:
• $298 million for impairments of goodwill, intangible assets, investments and other assets;
• $60 million for current expected credit losses associated with Energy & Chemicals clients;
• $146 million for impairments of assets held for sale (included in Disc Ops), of which $12 million related to goodwill; as well as
• Significant forecast revisions for project positions due to COVID-19 related schedule delays and associated cost growth.
During 2019, we recognized charges (related to cumulative catch up adjustments and loss projects) totaling $839 million in the Energy & Chemicals, Infrastructure & Power and Other segments. We also recognized $533 million related to impairments, restructuring and other exit costs. Additionally, we settled the remaining obligations associated with our defined benefit pension plan in the United Kingdom and recognized a loss on pension settlement of $138 million during 2019. During 2018, we recognized charges totaling $417 million related to projects in the Energy & Chemicals, Infrastructure & Power and Other segments. These project charges were partially offset by a gain of $125 million from the sale of a joint venture interest in the United Kingdom. Earnings in 2018 also benefitted from the adoption of ASC 606 which increased earnings before taxes by $132 million, primarily in the Energy & Chemicals segment.
During 2020, consolidated revenue declined primarily due to volume declines on Energy & Chemicals and Mining & Industrial projects, many of which were completed or nearing completion. The revenue decline in 2020 was further compounded by COVID-19 and the decline in oil prices. For example, a large mining project was suspended for six months due to COVID-19 and the volume of work in the Diversified Services segment significantly declined as turnaround work was delayed and maintenance scopes reduced. During 2019, consolidated revenue declined primarily due to volume declines on Energy & Chemicals projects as well as the completion of a power restoration project in Puerto Rico in 2018 and three large power projects in 2019.
During 2020, total segment profit increased due to the project charges in the Energy & Chemicals, Infrastructure & Power and Other segments recognized in 2019 (discussed above). The increase in total segment profit in 2020 was diminished by the impact of COVID-19 on numerous projects in 2020. During 2019, total segment profit significantly declined due to the 2019 project charges in the Energy & Chemicals, Infrastructure & Power and Other segments.
The effective tax rate from continuing operations was (9.0%), (45.3%) and 44.9% for 2020, 2019, and 2018, respectively. The 2020 effective tax rate was favorably impacted by a $125 million benefit due to the utilization of a 2019 net operating loss carryback as allowed under the CARES ACT enacted on March 27, 2020. This benefit was offset by a $149 million increase in valuation allowances to reduce deferred tax assets primarily in the U.S. and the Netherlands. The 2019 effective tax rate was unfavorably impacted by $731 million in charges related to establishing valuation allowances to reduce net deferred tax assets in the U.S., the U.K. and Australia. The 2018 effective tax rate was unfavorably impacted due to a $79 million increase in valuation allowances to reduce certain deferred tax assets in the U.S., the Netherlands and Belgium.
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
The lack of broad based new awards could continue to put pressure on our future earnings streams, particularly in the Energy & Chemicals segment. Backlog included $1.8 billion for projects in a loss position as of December 31, 2020. The decline in backlog during 2020 and 2019 primarily resulted from new award activity being outpaced by work performed. During 2019, certain suspended contracts associated with our joint venture in Mexico were removed from backlog. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog differs from RUPO discussed elsewhere. Backlog includes the amount of revenue we expect to recognize under ongoing operations and maintenance contracts for the remainder of the current year renewal period plus up to three additional years if renewal is considered to be probable, while RUPO includes only the amount of revenue we expect to recognize under ongoing operations and maintenance contracts with definite terms and substantive termination provisions.
Impairment, Restructuring and Other Exit Costs
During 2019, we initiated a restructuring plan designed to optimize costs and improve operational efficiency. These efforts primarily relate to the rationalization of resources, investments, real estate and overhead across various geographies, as well as the liquidation of certain components of the AMECO business that are being excluded from sale. Our planned restructuring activities were substantially completed by the end of 2020. Restructuring costs totaled $8 million and $240 million during 2020 and 2019, respectively.
Information about our restructuring, which we believe is complete as of December 31, 2020, follows:

(in millions)	Costs Incurred in 2020	Costs Incurred in 2019
Restructuring and other exit costs:
Severance	$6.6	$63.9
Asset impairments	0.4	90.4
Entity liquidation costs (including the recognition of cumulative translation adjustments)	—	83.7
Other exit costs	1.0	2.0
Total restructuring and other exit costs	$8.0	$240.0

Impairment expense is summarized as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Impairment expense:
Goodwill associated with the Diversified Services reporting unit	$168,568	$2,125
Intangible customer relationships associated with Stork	26,671	33,657
Equity method investments in the Energy & Chemicals segment	86,096	256,769
Information technology assets	16,269	—
Total impairment expense	$297,604	$292,551
In the first quarter of 2021, we announced a plan to sell Stork. Beginning in the first quarter of 2021, we expect Stork will be reported as a discontinued operation and the assets and liabilities of Stork will be classified as held for sale. Once classified as available for sale, Stork's assets will be subjected to a quarterly recoverability analysis.
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
Energy & Chemicals
Revenue in 2020 decreased compared to 2019 due to significant declines in the volume of execution activities for numerous upstream, downstream and chemicals projects nearing completion, partially offset by increased execution activity for an LNG project in Canada. Revenue in 2019 decreased compared to 2018 due to a significant decline in the volume of customer-furnished materials and project execution activities, combined with the impact of a lower volume of broad based new awards. The revenue decline in 2019 was also partially offset by increased execution activity for the LNG project.
Segment profit significantly increased during 2020 despite the adverse impacts of the recognition of reserves totaling $60 million for expected credit losses associated with certain joint venture clients, as well as margin diminution on a percentage-of-completion basis resulting from project positions taken with respect to COVID-19 related schedule delays and associated cost growth. The increase in segment profit during 2020 is primarily the result of charges taken during 2019, discussed below. Excluding these items, segment profit declined in 2020 due to the reduced execution activity of the upstream, downstream and chemicals projects discussed above, partially offset by the increase in activity for the LNG project and a decrease in overhead.
Segment profit in 2019 significantly decreased compared to 2018 as a result of charges taken during 2019 including $260 million for cost growth on an offshore project, $87 million for cost growth on two downstream projects and scope reductions on a large upstream project, $26 million for the write-off of pre-contract costs, $26 million on embedded foreign currency derivatives and $31 million from the resolution of close-out matters. Segment profit in 2018 was adversely impacted by charges of $133 million for cost growth on a completed, downstream project and $40 million for cost growth on the aforementioned offshore project.
The changes in segment profit margin in 2020 and 2019 were primarily attributable to the same factors that affected revenue and segment profit. Segment profit margin in 2020 was also adversely impacted by a shift from higher margin work in 2019 to lower margin work in 2020 in certain geographies.
No significant awards were booked in 2020 due to the impact of COVID-19 and declining oil prices on our customers' capital spend. New awards in 2019 included a downstream project in the United Kingdom as well as chemicals projects in China, India and on the U.S. gulf coast. New awards in 2018 included an LNG export facility in Canada as well as an engineering and procurement contract for a refinery in Texas.
The decline in backlog during 2020 resulted from the decline in new award activity and the de-recognition of a suspended downstream project. The decrease in backlog during 2019 resulted primarily from new award activity being outpaced by work performed as well as the removal of certain contracts associated with our joint venture in Mexico that were suspended during 2019.
We expect our Energy & Chemicals segment to benefit from opportunities in the chemicals and non-traditional oil and gas markets.

Mining & Industrial
Revenue decreased in 2020 compared to 2019 primarily due to a six month suspension during 2020 of a large mining project in South America due to COVID-19 and a decline in the volume of execution activities for a large life sciences project and two mining projects completed or nearing completion. These revenue declines were partially offset by increased execution activities on two advanced technologies projects as well as a mining project and a metals project, both in North America. Revenue increased in 2019 compared to 2018 primarily due to increased execution activities for several large mining projects as well as ramping up construction activity on the two advanced technologies projects.
Segment profit declined in 2020 compared to 2019 primarily due to a gain of $31 million recognized in 2019 resulting from a favorable resolution of a longstanding customer dispute on a mining project. Segment profit in 2020 was also adversely impacted by the decline in activity for the life sciences project and mining projects nearing completion as well as the mining project in South America that was impacted by COVID-19. The decrease in segment profit in 2020 was partially offset by a reduction in overhead expenses. Segment profit in 2019 increased compared to 2018 due to the increased volume of execution activities for the large mining projects and the two advanced technologies projects that drove the increase in revenue as well as the favorable resolution of the customer dispute. The decline in segment profit margin in 2020 and the increase in segment profit margin in 2019 was primarily the result of the favorable resolution of the customer dispute in 2019.
New awards in 2020 included a significant North American steel project as well as several front-end studies that we believe positions the segment well for follow-on EPC awards. New awards in 2019 included an advanced manufacturing project in the Netherlands. New awards in 2018 included a copper project in Peru, an iron ore replacement mine in Australia and a mine expansion project in Peru. The decrease in backlog during 2020 and 2019 primarily resulted from work performed outpacing new award activity.
We expect our mining business line to benefit from the growing global demand for copper and our advanced technologies and life sciences business line to benefit from the increasing demand for data storage facilities and biological facilities.
Infrastructure & Power
Revenue in 2020 increased compared to 2019 primarily driven by an increase in execution activities for several infrastructure projects, including a year-over-year increase on a rail project which was canceled in the third quarter of 2020. The increase in revenue during 2020 was partially offset by a decrease in execution activities for several infrastructure projects nearing completion. Revenue in 2019 decreased compared to 2018 primarily due to the substantial completion of the three large power projects during 2019. This decline was partially offset by increased project execution activities on several infrastructure projects. Revenue also reflects the adverse impact of various forecast revisions discussed below.
Segment profit in 2020 significantly improved compared to 2019 primarily due to forecast revisions on several power and infrastructure projects recognized in 2019 (discussed below). A positive settlement on a canceled rail project in 2020 was offset by charges for cost growth in the infrastructure legacy portfolio. Segment profit in 2019 significantly decreased compared to 2018 due to charges of $135 million for the settlement of client disputes and cost growth on certain close-out matters for the three power projects discussed above and $133 million resulting from late engineering changes, schedule-driven cost growth and negotiations with clients and subcontractors on pending change orders for several infrastructure projects. Segment profit in 2018 included $188 million in charges on one of the aforementioned power projects as a result of cost growth and a $125 million gain associated with the sale of a joint venture interest in the United Kingdom. The changes in segment profit margin in 2020 and 2019 were primarily attributable to the same factors impacting segment profit in those years. Lower margin contributions from certain infrastructure projects for which charges were recognized during 2020 and 2019 may continue to adversely impact near term segment profit margin. We expect approximately 35% of the segment's revenue in 2021 will be generated from zero margin projects as of December 31, 2020.
New awards in 2020 included a highway project in Texas. New awards in 2019 included a road project in Texas and a rail project in Chicago. New awards in 2018 included an international bridge project and the LAX Automated People Mover project.
The decrease in backlog during 2020 was primarily due to a decline in new award activity in part driven by more selectivity in pursuing projects as well as delayed procurements. The decrease in backlog during 2019 was primarily due to work performed and project cancellations outpacing new award activity. Backlog included $1.5 billion for projects in a loss position as of December 31, 2020.
We believe our infrastructure business is well positioned for select opportunities in the U.S. due to urbanization and an aging infrastructure system. These opportunities may be enhanced with the introduction of a federal infrastructure spending bill.

Government
Revenue in 2020 decreased compared to 2019 primarily due to the completion of a nuclear decommissioning project in 2019 as well a decline in work performed for FEMA. The decrease in 2020 revenue was further driven by the recognition of service fee revenue in 2019 upon the favorable settlement of project claims on two cancelled nuclear power projects in the U.S. The decline in revenue in 2020 was partially offset by increased project execution activities at the Strategic Petroleum Reserve as well as our DOE sites. Revenue in 2019 decreased compared to 2018 substantially driven by the completion of a power restoration project in Puerto Rico in 2018 as well as a decrease in project execution activities for a logistics assistance program in Afghanistan, partially offset by an increase in execution activities at the Savannah River DOE site and the favorable settlement of the two nuclear power plant projects in 2019.
The decrease in segment profit in 2020 was substantially driven by the favorable settlement of the two nuclear power plant projects in 2019 as well as the completion of the nuclear decommissioning project in 2019 and the decline in FEMA work in 2020. Segment profit in 2020 was also adversely impacted by COVID-19, particularly as it relates to estimated fee recoveries on certain projects. The increase in segment profit in 2019 was due to the favorable settlement of the two nuclear power plant projects. The changes in segment profit margin in 2020 and 2019 were primarily attributable to the same factors that affected revenue and segment profit.
New awards in 2020, 2019 and 2018 included one-year extensions of the logistics assistance contract in Afghanistan and the Savannah River environmental management contract. New awards in 2018 also included a five-year extension of the Strategic Petroleum Reserve contract and a thirty-month extension at the Portsmouth Gaseous Diffusion Plant site.
The decline in backlog during 2020 and 2019 resulted from new award activity being outpaced by work performed. Backlog included $1.0 billion and $1.9 billion of unfunded government contracts as of December 31, 2020 and 2019, respectively.
Diversified Services
As discussed elsewhere, most of the operating results of our AMECO equipment business are included in Disc Ops. The retained portion of the AMECO operations have been or are in the process of being liquidated but do not meet the qualifications of Disc Ops. These retained operations remain in the Diversified Services segment.
Revenue in 2020 decreased compared to 2019 primarily due to the impact of COVID-19 and declining oil prices resulting in lower volumes in the Stork business and the staffing business as turnaround work is delayed and maintenance scopes reduced. Revenue declines in 2020 were further driven by reduced volume from the winding down of our AMECO operations in Mexico. Revenue in 2019 decreased compared to 2018 primarily due to lower volumes in the Stork business in Europe, the cancellation of a large operations and maintenance project in North America in 2018 and scope reductions on a maintenance project in Australia. The decline in 2019 revenue was further driven by scope reductions on a large power services project in the U.S. and lower volumes at the AMECO equipment business in Mexico. The revenue declines in 2019 were partially offset by higher contributions from the staffing business in North America and Europe.
Segment profit in 2020 remained flat compared to 2019. The lower volumes in the Stork business and the staffing business were offset by a reduction in expenses related to close out activities at our AMECO operations in Mexico as well as a reduction in overhead costs. Segment profit in 2019 decreased compared to 2018 primarily driven by the above mentioned reduced volumes in the operations and maintenance business, including higher margin specialty services, and the closure of the AMECO equipment business in Mexico. The decline in segment profit in 2019 was further driven by charges related to negotiations with clients and joint venture partners. The declines in segment profit margin in 2020 and 2019 were primarily due to the same factors affecting segment profit.
The decrease in backlog during 2020 was primarily due to the postponement of new maintenance work due to COVID-19 and the decline in oil prices. The increase in backlog during 2019 was primarily due to a large award for the power services business. Our equipment and staffing businesses do not report backlog or new awards.
Other
Other includes the operations of NuScale, as well as two lump-sum projects including a plant for which we serve as a subcontractor to a commercial client (the "Radford" project) and a weapons storage and maintenance facility (the "Warren" project). The Radford and Warren projects continue to project losses as of December 31, 2020.
Revenue in 2020 increased compared to 2019 due to increased execution activities for both the Radford and Warren projects.

Segment loss in 2020 improved due to the recognition of significant charges on the Radford and Warren projects in 2019. Forecast revisions in 2019 resulted in charges of $59 million on the Warren project and $83 million on the Radford project for various engineering and cost growth associated with the facilities. Segment loss in 2018 of $56 million was driven by forecast revisions on the Radford project. Our forecast for both projects is based upon our assessment of the probable cost to finish the projects as well as our assessment of the recovery of unapproved change orders. The Radford project is substantially complete with systems turnover to the client expected in the first quarter of 2021.
NuScale expenses, net of qualified reimbursable expenses, included in the determination of segment loss, were $84 million, $66 million and $74 million during 2020, 2019 and 2018, respectively. The increase in NuScale costs during 2020 was due to an increase in research and development activities as NuScale received final design certification by the U.S. Nuclear Regulatory Commission in August of 2020. Capital contributions by NuScale's NCI holders of $9 million, $49 million and $2 million during 2020, 2019 and 2018, respectively, reduced the need for additional funding from Fluor.
Corporate and Other Matters

	YEAR ENDED DECEMBER 31
(in millions)	2020	2019	2018
Corporate G&A
Compensation	$121.7	$87.1	$115.3
Foreign currency (gains) losses	46.8	26.5	(33.4)
Legal and accounting fees associated with the 2020 internal review	42.0	—	—
Other	30.2	52.3	39.3
Corporate G&A	$240.7	$165.9	$121.2
The increase in compensation expense in 2020 was primarily due to higher stock price driven compensation, as our stock price increased from the date of grant to the end of the year. The decrease in compensation expense in 2019 was primarily due to lower stock price and performance driven compensation. During 2020 and 2019, most major foreign currencies strengthened against the U.S. dollar resulting in foreign currency exchange losses. In 2018, most major foreign currencies weakened against the U.S. dollar resulting in foreign currency exchange gains. The decrease in other expense in 2020 was driven by the realization of our restructuring efforts and lower travel costs due to COVID-19.
The increase in net interest expense during 2020 was primarily attributable to a decrease in interest income driven by lower interest rates in 2020. The decrease in net interest expense during 2019 was primarily attributable to an increase in interest income from time deposits in 2019 as well as a payment made in 2018 for a "make-whole" premium associated with the redemption of the 2021 Notes.
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
•Weather conditions when executing a project;
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
Variable Consideration. The nature of our contracts gives rise to several types of variable consideration, including claims, unpriced change orders, award and incentive fees, liquidated damages and penalties. We consider variable consideration in the development of our project forecasts so that our forecasted revenue reflects the amount of consideration we expect to be probable of recovering without a future significant reversal. We estimate the amount of revenue attributable to variable consideration using the expected value method (i.e., the sum of probability-weighted amounts) or the most likely amount method, whichever offers better prediction. Significant judgments are required in developing estimates for variable consideration.
Fair Value Measurements. We are often required to use fair value measurement techniques with inputs that require the use of estimates and involve significant judgment. These circumstances include:
•Goodwill impairment testing of reporting units when quantitative analysis is deemed necessary
•Impairment testing of intangible assets when impairment indicators are present
•Impairment testing of investments as part of other than temporary impairment assessments when impairment indicators are present
•Fair value assessments of businesses held for sale that are reported at fair value less cost to sell
•Purchase price allocations for acquired businesses
When performing quantitative fair value or impairment evaluations, we estimate the fair value of our assets by considering the results of either or both income-based and market-based valuation approaches. Under the income approach, we prepare a discounted cash flow valuation model using recent forecasts and compare the estimated fair value of each asset to its carrying value. Cash flow forecasts are discounted using the appropriate weighted-average cost of capital at the date of evaluation. The weighted-average cost of capital is comprised of the cost of equity and the cost of debt with a weighting for each that reflects our current capital structure. Preparation of long-term forecasts involve significant judgments involving consideration of our backlog, expected future awards, customer attrition, working capital assumptions, and general market trends and conditions. Significant changes in these forecasts or any valuation assumptions, such as the discount rate selected, could affect the estimated fair value of our assets and could result in impairment expenses. Under the market approach, we consider market information such as multiples of comparable publicly traded companies and/or completed sales transactions to develop or validate our fair value conclusions, when appropriate and available.
Due to the impact of COVID-19 and the decline in oil prices in 2020, we performed interim impairment testing of our goodwill, intangibles and certain other investments and recognized impairment expenses during the first quarter of 2020 of $169 million, $27 million and $86 million, respectively. All other factors being equal, a one hundred basis point change in the discount rates used in these valuations would change the fair value of these assets by $47 million, $2 million and $3 million, respectively.
During the third quarter of 2019, we performed quantitative testing of our goodwill, intangibles and other investments. The majority of our goodwill resides in our Diversified Services reporting unit. Based on the testing performed, the fair value of the Diversified Services reporting unit exceeded its carrying value, including goodwill, by 20%. All other factors being equal, a one hundred basis point increase in the discount rate used in the valuation would have resulted in its fair value exceeding its carrying value by 7%. During the third quarter of 2019, we recognized impairment charges of $257 million related to certain investments and $34 million related to customer relationship intangible assets. All other factors being equal, a one hundred basis point change in the discount rates used in these valuations would have affected these impairments by $20 million and $4 million, respectively.
Restructuring Accruals. We recognize and accrue restructuring related termination benefits when the recognition criteria under GAAP have been met, depending on the nature of the termination benefit. Recognition of termination benefits requires the use of estimates in determining the expected termination benefits payable, when they are probable of being realized and can be reasonably estimated. Our estimates consider the number of employees that we expect will be eligible to receive the benefit and the amount of benefit potentially payable to each employee based on either the terms of the plan or statutory entitlement.
Recent Accounting Pronouncements
Item is described more fully in the Notes to Financial Statements.
Litigation and Matters in Dispute Resolution
Item is described more fully in the Notes to Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Our liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, capacity under our credit facility and, when necessary, access to the capital markets. We have both committed and uncommitted lines of credit available for revolving loans and letters of credit. We believe that for at least the next 12 months, cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements. However, we regularly review our sources and uses of liquidity and may pursue opportunities to increase our liquidity position.
In February 2021, we entered into an amended and restated $1.65 billion credit facility which matures in February 2023 and replaces the now terminated $1.7 billion and $1.8 billion Revolving Loan and Letter of Credit Facilities. The amended credit facility contains customary financial and restrictive covenants, including a debt-to-capitalization ratio that cannot exceed 0.65 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold, as defined in the amended credit facility, of $1.5 billion which may be reduced to $1.25 billion upon the repayment of debt. If the amended credit facility had been in place as of December 31, 2020, our financial covenants would have limited our further borrowings to approximately $934 million. If there are future losses, the amount of available credit capacity under our committed facility may be further reduced.
As of December 31, 2020, letters of credit totaling $418 million were outstanding under our predecessor lines of credit. There were no borrowings outstanding under these facilities as of December 31, 2020. These credit facilities also contained customary financial and restrictive covenants, including a debt-to-capitalization ratio that could not exceed 0.6 to 1.0.
Cash and cash equivalents combined with marketable securities were $2.2 billion as of December 31, 2020 and $2.0 billion as of December 31, 2019. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $984 million and $944 million as of December 31, 2020 and 2019, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.

In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $655 million and $393 million as of December 31, 2020 and 2019, respectively) were not necessarily readily available for general purposes. We also consider the extent to which client advances (which totaled $125 million and $69 million as of December 31, 2020 and 2019, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of December 31, 2020 and 2019, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.

	Year Ended December 31,
(in thousands)	2020	2019	2018
OPERATING CASH FLOW	$185,884	$219,018	$162,164

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	(15,430)	207,374	57,591
Capital expenditures	(113,442)	(180,842)	(210,998)
Proceeds from sales of property, plant and equipment	62,692	65,977	81,038
Proceeds from sales of businesses and investments	48,897	—	124,942
Investments in partnerships and joint ventures	(29,219)	(52,305)	(73,145)
Other	4,940	40,268	21,955
Investing cash flow	(41,562)	80,472	1,383

FINANCING CASH FLOW
Repurchase of common stock	—	—	(50,022)
Dividends paid	(28,720)	(118,073)	(118,734)
Proceeds from issuance of Senior Notes	—	—	598,722
Repayment of 2021 Senior Notes	—	—	(503,285)
Distributions paid to NCI	(23,184)	(33,674)	(63,523)
Capital contributions by NCI	110,051	64,646	5,128
Other	(9,701)	9,802	(8,777)
Financing cash flow	48,446	(77,299)	(140,491)

Effect of exchange rate changes on cash	8,814	10,262	(62,385)
Increase (decrease) in cash and cash equivalents	201,582	232,453	(39,329)
Cash and cash equivalents at beginning of year	1,997,199	1,764,746	1,804,075
Cash and cash equivalents at end of year	$2,198,781	$1,997,199	$1,764,746

Cash paid during the year for:
Interest	$65,641	$71,938	$66,514
Income taxes (net of refunds)	65,188	204,080	(28,408)
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

During 2020, consolidated working capital decreased. Specific factors related to the change in working capital include:
•Decreases in accounts receivable which resulted from normal billing and collections for several projects in the Infrastructure & Power, Government and Diversified Services segments.
•Decreases in contract assets which resulted from normal project execution activities for several projects in the Energy & Chemicals, Mining & Industrial, and Diversified Services segments.
During 2019, working capital significantly decreased. Specific factors related to the change in working capital include:
•Decreases in accounts receivable which resulted primarily from normal billing and collections for several projects in the Mining & Industrial segment as well as the LOGCAP IV program in Afghanistan.
•Decreases in contract assets which resulted primarily from normal project execution activities for several projects in the Energy & Chemicals, Infrastructure & Power and Government segments.
Excluding the non-cash impact of adopting ASC 606, working capital increased during 2018. Specific factors related to the change in working capital include:
•Increases in contract assets which resulted primarily from normal project execution activities on a large mining project and several infrastructure projects, partially offset by decreases in contract assets on several Energy & Chemicals projects.
•A decrease in contract liabilities in the Energy & Chemicals segment, which resulted primarily from normal project execution activities on several large projects.
•An increase in accounts payable in the Mining & Industrial segment, which resulted from normal invoicing activities on a large mining project.
•A decrease in other current assets, driven primarily by the receipt of income tax refunds in 2018.
The decrease in operating cash flow in 2020 and the increase in operating cash flow in 2019 resulted primarily from changes in working capital balances.
During the fourth quarter of 2020, we entered into a settlement agreement with a client in connection with a dispute over client-imposed delays and cost overruns on a cancelled rail project in Maryland. We received an initial settlement payment of $116 million in December 2020 and we are contractually owed an additional $150 million to be paid no later than December 2021.
During 2020, we paid approximately $40 million in legal and accounting fees associated with the internal review that was completed in December 2020.
We contributed $130 million, $115 million and $150 million into our DC plans during 2020, 2019 and 2018, respectively, and $25 million, $15 million and $45 million into our DB plans during 2020, 2019 and 2018, respectively. We expect to contribute up to $12 million to our DB plans in 2021, which is expected to be in excess of the minimum funding required.
All periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. NuScale expenses included in the determination of segment profit were $84 million, $66 million and $74 million during 2020, 2019 and 2018, respectively. NuScale expenses for 2020, 2019 and 2018 were reported net of qualified reimbursable expenses of $71 million, $56 million and $62 million, respectively. Capital contributions by NuScale's NCI holders of $9 million, $49 million and $2 million during 2020, 2019 and 2018, respectively, reduced the need for additional funding from Fluor.
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

Capital expenditures are primarily related to construction equipment associated with equipment operations now included in Disc Ops, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment are primarily related to the disposal of construction equipment associated with the equipment business in Disc Ops.
During 2020, we sold substantially all of the assets of our AMECO equipment business in Jamaica as well as 100% of our interest in an equipment rental business in Europe. The operations of the AMECO business in Jamaica were included in Disc Ops through the date of sale. Also in 2020, we sold our interests in two infrastructure joint ventures in the Netherlands that are currently in the operations and maintenance phase of the contract and one infrastructure joint venture in the U.S. In 2018, we sold our interest in a joint venture in the United Kingdom.
Investments in unconsolidated partnerships and joint ventures in 2020 and 2019 included capital contributions to two infrastructure joint ventures in the United States. Investments in 2018 included capital contributions to an infrastructure joint venture in the United States as well as investments in COOEC Fluor. We completed our final funding commitment to COOEC Fluor of $26 million during 2021.
Financing Activities
We have a common stock repurchase program, authorized by the Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. In 2018, we repurchased 1,097,126 shares of common stock under our current and previously authorized stock repurchase programs. As of December 31, 2020, 10,513,093 shares could still be purchased under the existing stock repurchase program.
Quarterly cash dividends were typically paid during the month following the quarter in which they were declared.
Therefore, dividends declared in the fourth quarter of 2019 were paid in the first quarter of 2020. Quarterly cash dividends of
$0.21 per share were declared in 2018 and in the first, second and third quarters of 2019. Quarterly cash dividends of $0.10 per share were declared in the fourth quarter of 2019. We suspended our dividend during April 2020. The payment and level of future cash dividends is subject to the discretion of our Board of Directors.
In August 2018, we issued $600 million of 4.250% Senior Notes (the “2028 Notes”) due September 15, 2028 and received proceeds of $595 million, net of underwriting discounts. Interest on the 2028 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2019.
In September 2018, we used a portion of the proceeds from the 2028 Notes to fully redeem our $500 million 3.375%
Senior Notes (the “2021 Notes”) due September 15, 2021. The redemption price of $503 million was equal to 100 percent of the principal amount of the 2011 Notes plus a “make-whole” premium of $3 million.

Other borrowings represent short-term bank loans and other financing arrangements associated with Stork. During the second and third quarters of 2018, we issued commercial paper to meet our short-term liquidity needs. All of the outstanding commercial paper was repaid in October 2018.
Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in 2020 and 2019 primarily related to a mining joint venture project in Chile. Distributions in 2018 primarily related to transportation joint venture projects in the United States. Capital contributions by NCI in 2020 related to three infrastructure joint ventures in the United States. Capital contributions by NCI in 2019 primarily related to initial investments from new partners in NuScale.
Effect of Exchange Rate Changes on Cash
During 2019, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $101 million of which $10 million related to cash held by foreign subsidiaries. During 2018, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $117 million of which $62 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore our exposure to exchange gains and losses is generally mitigated.
Off-Balance Sheet Arrangements
Letters of Credit
As of December 31, 2020, letters of credit totaling $418 million were outstanding under committed lines of credit and letters of credit totaling $862 million were outstanding under uncommitted lines of credit. Letters of credit are provided in the ordinary course of business primarily to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.

Guarantees
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients. These agreements are entered into primarily to support project execution commitments. The performance guarantees have various expiration dates ranging from mechanical completion of the project to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $14 billion as of December 31, 2020. Amounts that may be required to be paid in excess of estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors for claims. The performance guarantee obligation was not material as of December 31, 2020 and 2019.
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
Variable Interest Entities
We frequently form joint ventures or partnerships with others primarily for the execution of single contracts or projects. We assess our joint ventures and partnerships at inception to determine if any meet the qualifications of a VIE as defined in GAAP. If a joint venture or partnership is a VIE and we are the primary beneficiary, the joint venture or partnership is consolidated and our partners' interests are recognized as NCI. Additional discussion of our VIEs may be found in the Notes to the Consolidated Financial Statements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Cash and marketable securities are deposited with major banks throughout the world. Such deposits are placed with high quality institutions and the amounts invested in any single institution are limited to the extent possible in order to minimize concentration of counterparty credit risk. Marketable securities may consist of time deposits, registered money market funds, U.S. agency securities, U.S. Treasury securities, commercial paper, non-U.S. government securities and corporate debt securities. We have not incurred any credit risk losses related to deposits in cash or investments in marketable securities.
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
We utilize derivative instruments to mitigate certain financial exposures, including currency and oil price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility. As of December 31, 2020, we had total gross notional amounts of $977 million of foreign currency contracts (primarily related to the Canadian Dollar, Chinese Yuan, British Pound, Euro, Indian Rupee and Philippine Peso) and $28 million of commodity contracts. The foreign currency and commodity contracts are of varying duration, none of which extend beyond December 2024. Our historical gains and losses associated with foreign currency contracts have typically been immaterial, and have largely mitigated the exposures being hedged. We do not enter into derivative transactions for speculative purposes.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As defined in Rule 13a-15 and 15d-15 of the Exchange Act, our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining disclosure controls and procedures. These controls and procedures should be designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO to allow timely decisions regarding required disclosure.
Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate ICFR that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our management, including our CEO and CFO, conducted an assessment of the effectiveness of our ICFR as of December 31, 2020 based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) and concluded that our ICFR was effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our ICFR. Their report follows this management report.
Changes in Internal Control over Financial Reporting
As disclosed in Part II, Item 9A. Controls and Procedures in our 2019 10-K, we concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to the existence of material weakness in our ICFR. Material weakness describes a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
During 2020, management implemented several remediations to address the material weakness by:
•Taking personnel actions, including separations, for individuals involved in projects associated with the material weaknesses
•Establishing additional monitoring procedures to help ensure that our policies and procedures are consistently followed at the project level, including enhanced requirements for business line approval and supporting documentation
•Reinforcing existing policies, including those policies that are critical to the generation of accounting information, to provide further assurance that the financial statements are subject to additional project-level controls; and
•Conducting expanded training on ethical behavior and internal certification processes.

Except for the changes made in connection with our implementation of the remediation efforts discussed above, there have been no changes in our ICFR during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our ICFR.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fluor Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Fluor Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fluor Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Fluor Corporation as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

February 26, 2021

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors, Executive Officers, Promoters and Control Persons
The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K will be set forth in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year (our "Proxy Statement") and is incorporated herein by reference. The information required by Paragraph (b) of Item 401 of Regulation S-K, as well as the information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers, is set forth herein at Part I, Item 1 of this 2020 10-K under the heading "Information about our Executive Officers."
Code of Ethics
We have long maintained and enforced a Code of Business Conduct and Ethics that applies to our CEO, CFO and CAO. A copy of our Code of Business Conduct and Ethics, as amended, has been posted on the "Sustainability" — "Ethics and Compliance" portion of our website, www.fluor.com.
We have disclosed and intend to continue to disclose any changes or amendments to our code of ethics or waivers from our code of ethics applicable to our CEO, CFO and CAO by posting such changes or waivers to our website.
Corporate Governance
We have adopted corporate governance guidelines, which are available on our website at www.fluor.com under the "Sustainability" portion of our website under the heading "Corporate Governance Documents" filed under "Governance." Information regarding the Audit Committee is hereby incorporated by reference from the information that will be contained in our Proxy Statement.
Item 11.    Executive Compensation
Information required by this item will be included in our Proxy Statement, which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2020 with respect to the shares of common stock that may be issued under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by stockholders(1)	9,434,449	$45.80(3)	9,179,797
Equity compensation plans not approved by stockholders(2)	427,420	$16.55(3)	—
Total	9,861,869		9,179,797
_______________________________________________________________________________
(1)Consists of (a) the Amended and Restated 2008 Executive Performance Incentive Plan, under which 3,631,290 shares are issuable upon exercise of outstanding options, and under which no shares remain for future issuance; (b) the 2017 Performance Incentive Plan, under which 1,845,282 shares are issuable upon exercise of outstanding options, 2,096,516 shares are issuable upon vesting of outstanding restricted stock units, 1,554,108 shares are issuable if specified performance target awards are met under outstanding performance-based award units, and under which no shares remain available for issuance; (c) the 2020 Performance Incentive Plan, under which 9,179,797 remain available for issuance; (d) 17,212, 23,177 and 8,708 vested restricted stock units under the 2008 Executive Performance Plan, 2017 Performance Incentive Plan and 2020 Performance Incentive Plan, respectively, that were deferred by non-associate directors participating in the 409A Director Deferred Compensation Program that are distributable in the form of shares;

(e) 108,734 vested restricted stock units granted to non-associate directors under the 2017 Performance Incentive Plan that are subject to a post-vest holding period and for which shares have not been issued; and (f) 149,422 vested restricted stock units and performance-based award units deferred by executive officers under the 2008 Executive Performance Incentive Plan.
(2)Consists of inducement awards made to Mr. David E. Constable in connection with his appointment as CEO.
(3)Weighted-average exercise price of outstanding options only.
The additional information required by this item will be included in our Proxy Statement, which information is incorporated by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in our Proxy Statement, which information is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by this item will be included in our Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as part of this 2020 10-K:
1.Financial Statements:
Our consolidated financial statements at December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020, together with the report of our independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this 2020 10-K, beginning on page F-1.
2.Financial Statement Schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
3.Exhibits:
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

4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on September 25, 2020).
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

4.10
Second Amendment to Rights Agreement dated as of December 22, 2020, by and between Fluor Corporation and Computershare Trust Company, N.A. as rights agent (incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K (commission file number 1-16129) filed on December 28, 2020).

Exhibit	Description
10.1
Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 3, 2013).**

10.2
Form of Option Agreement (2015 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.26 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on April 30, 2015).**

10.3
Form of Option Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**

10.4
Form of Value Driver Incentive Award Agreement (for the senior team, with a post-vesting holding period) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 5, 2016).**

10.5
Form of Value Driver Incentive Award Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**

10.6
Form of Restricted Stock Unit Agreement (for the senior team, with a post-vesting holding period) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 5, 2016).**

10.7
Form of Restricted Stock Unit Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**

10.8
Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 (Commission file number 333-217653) filed on May 4, 2017).**

10.9
Form of Restricted Stock Unit Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 3, 2018).**

10.10
Form of Restricted Stock Unit Agreement (2020 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on December 10, 2020).**

10.11
Form of Option Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 3, 2018).**

10.12
Form of Option Agreement (2020 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on December 10, 2020).**

10.13
Form of Value Driver Incentive Award Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 3, 2018).**

10.14
Form of Performance Award Agreement (2020 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on December 10, 2020).**

10.15
Form of Stock Growth Incentive Award Agreement (2020 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on December 10, 2020).**

10.16
Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (Commission file number 333-251426) filed on December 17, 2020.**

10.17
Fluor Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 29, 2008).**

10.18
Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on November 2, 2017).**

10.19	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2012).**

Exhibit	Description
10.20
Retention Award, dated November 26, 2019, granted to Alan L. Boeckmann (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on September 25, 2020).**

10.21
Retention Award, dated November 14, 2019, granted to Carlos M. Hernandez (incorporated by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on September 25, 2020).**

10.22
Retirement and Release Agreement, effective September 10, 2019, between the registrant and David T. Seaton (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on October 31, 2019).**

10.23
Retirement and Release Agreement, effective October 11, 2019, between the registrant and Bruce A. Stanski (incorporated by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on September 24, 2020).**

10.24	Retirement and Release Agreement, effective October 30, 2020, between the registrant and Carlos M. Hernandez.* **
10.25	Consulting Agreement, effective July 1, 2021, between FDEE Consulting, Inc. and Carlos M. Hernandez.* **
10.26	Offer Letter, dated October 30, 2020, between the registrant and David E. Constable.* **
10.27	Option Agreement, dated December 23, 2020, between the registrant and David E. Constable.* **
10.28	Restricted Stock Unit Agreement, dated December 23, 2020, between the registrant and David E. Constable.* **
10.29	Summary of Fluor Corporation Non-Management Director Compensation.*
10.30
Form of Restricted Stock Unit Agreement granted to directors under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on August 3, 2017).**

10.31
Form of Restricted Stock Unit Agreement granted to directors (2018 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on August 2, 2018).**

10.32	Form of Restricted Stock Unit Agreement granted to directors (2020 grant) under the Fluor Corporation 2020 Performance Incentive Plan.* **
10.33
Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on March 31, 2003).**

10.34
Fluor Corporation 409A Director Deferred Compensation Program, as amended and restated effective as of November 2, 2016 (incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**

10.35
Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) (Commission file number 1-16129) filed on November 22, 2000).**

10.36
Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 25, 2009).

10.37
Form of Change in Control Agreement entered into between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on June 29, 2010).**

10.38
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

10.39
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

10.40
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
10.41
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

10.42
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

10.43
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

10.44
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

10.45
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

10.46
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

10.47
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

10.48
$1,650,000 Second Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 19, 2021, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents.*

21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.*
31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934. of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.*

32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit	Description
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's 2020 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________________
*    Exhibit filed with this report.
**    Management contract or compensatory plan or arrangement.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations for the years ended December 31, 2020, 2019 and 2018, (ii) the Consolidated Balance Sheet at December 31, 2020 and December 31, 2019, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018 and (iv) the Consolidated Statement of Equity for the years ended December 31, 2020, 2019 and 2018.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 2020 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ JOSEPH L. BRENNAN
Joseph L. Brennan, Chief Financial Officer
February 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this 2020 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ DAVID E. CONSTABLE
David E. Constable	Chief Executive Officer	February 26, 2021

Principal Financial Officer:
/s/ JOSEPH L. BRENNAN
Joseph L. Brennan	Chief Financial Officer	February 26, 2021

Principal Accounting Officer:
/s/ JOHN C. REGAN
John C. Regan	Chief Accounting Officer	February 26, 2021

Other Directors:
/s/ ALAN L. BOECKMANN
Alan L. Boeckmann	Executive Chairman	February 26, 2021

/s/ ALAN M. BENNETT
Alan M. Bennett	Director	February 26, 2021

/s/ ROSEMARY T. BERKERY
Rosemary T. Berkery	Director	February 26, 2021

/s/ H. PAULETT EBERHART
H. Paulett Eberhart	Director	February 26, 2021

/s/ PETER J. FLUOR
Peter J. Fluor	Director	February 26, 2021

/s/ JAMES T. HACKETT
James T. Hackett	Director	February 26, 2021

/s/ THOMAS C. LEPPERT
Thomas C. Leppert	Director	February 26, 2021

/s/ TERI P. MCCLURE
Teri P. McClure	Director	February 26, 2021

/s/ ARMANDO J. OLIVERA
Armando J. Olivera	Director	February 26, 2021

/s/ MATTHEW K. ROSE
Matthew K. Rose	Director	February 26, 2021

FLUOR CORPORATION

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fluor Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fluor Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unmodified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of the Fair Value of Goodwill and Intangibles
Description of the Matter
As more fully described in Note 6 to the consolidated financial statements, certain of the Company’s businesses were adversely affected by the economic impacts of the steep decline in oil prices and the outbreak of COVID-19. These events caused significant uncertainty, economic volatility and disruption that affected certain of the Company’s operations, and the Company’s impairment tests of its goodwill and intangible assets. As a result of the impairment tests, the Company recognized a $195 million impairment loss related to goodwill and certain intangible customer relationships within the Diversified Services reporting unit, which is the amount by which the carrying value exceeded the estimated fair value of these assets.

Auditing management’s assessment of impairment involved a high degree of subjectivity due to the significant estimation uncertainty related to assumptions used in estimating the fair value of the reporting units of goodwill and intangible assets. When estimating the fair value of the reporting units for purposes of testing goodwill for impairment, significant assumptions used in management’s assessments included revenue growth rates, expected cash outflows, terminal growth rates and discount rates. When estimating the fair value of intangible assets for purposes of testing for impairment, significant assumptions used in management’s assessments included revenue growth rates, expected cash outflows, royalty rates, attrition rate and discount rates. The aforementioned assumptions are affected by expectations about future market or economic conditions that materially impact the fair value of the reporting units as well as intangible assets.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's processes to estimate the fair value of the Company’s reporting units of goodwill and intangible assets. This included controls over management's review of the significant assumptions underlying the fair value estimates.

Our testing of the Company's estimates of fair value included, among other procedures, evaluating the significant assumptions as discussed above. For example, we compared the significant assumptions to current industry and economic trends and historical performance, performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value estimates that would result from changes in the assumptions and recalculated management's estimates. We also involved our valuation specialists to assist in our evaluation of key assumptions, which included terminal growth rates, royalty rates, attrition rate, and the discount rates used in the fair value estimates.

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

Auditing the Company’s estimates of total contract revenue and costs used to recognize revenue on engineering and construction contracts involved significant auditor judgment, as it required the evaluation of subjective factors such as assumptions related to project schedule and completion, forecasted labor, material and subcontract costs and variable consideration estimates related to incentive fees, unpriced changes orders and contractual disputes and claims. These assumptions involved significant management judgment, which affects the measurement of revenue recognized by the Company.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the estimation process that affect revenue recognized on engineering and construction contracts. This included controls over management’s monitoring and review of project costs and variable consideration estimates, including the Company’s procedures to validate the completeness and accuracy of data used to determine the estimates.

To evaluate the Company’s contract estimates related to revenue recognized on engineering and construction contracts, we selected a sample of projects and, among other procedures, obtained and inspected the contract agreements, amendments and change orders to test the existence of customer arrangements and understand the scope and pricing of the related contracts; performed site-visits for certain contracts to observe progress; observed selected contract review meetings, inspected presentations prepared by management and interviewed contract team personnel to obtain an understanding of the status of operational performance and progress on the related contracts; evaluated the Company’s estimated revenue and costs to complete by obtaining and analyzing supporting documentation of management’s estimates of variable consideration and contract costs, including external letters from legal counsel supporting the Company’s legal basis related to certain contractual matters including contractual disputes; and compared contract profitability estimates in the current year to historical estimates and actual performance.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 1973.
Dallas, Texas

February 26, 2021

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Revenue	$15,668,477	$17,317,284	$18,851,008
Cost of revenue	15,283,226	17,533,864	18,281,628
Other (income) and expenses
Corporate general and administrative expense	240,692	165,921	121,164
Impairment, restructuring and other exit costs	305,590	532,600	—
(Gain) loss on pension settlement	(406)	137,898	21,900
Interest expense	72,120	74,104	77,144
Interest income	(25,693)	(55,608)	(36,577)
Total cost and expenses	15,875,529	18,388,779	18,465,259
Earnings (loss) from Cont Ops before taxes	(207,052)	(1,071,495)	385,749
Income tax expense (benefit)	18,592	485,230	173,331
Net earnings (loss) from Cont Ops	(225,644)	(1,556,725)	212,418
Net earnings (loss) from Disc Ops	(141,147)	3,603	20,435
Net earnings (loss)	(366,791)	(1,553,122)	232,853

Less: Net earnings (loss) attributable to NCI from Cont Ops	68,255	(30,958)	59,385
Net earnings (loss) attributable to Fluor Corporation from Cont Ops	(293,899)	(1,525,767)	153,033
Net earnings (loss) attributable to Fluor Corporation from Disc Ops	(141,147)	3,603	20,435
Net earnings (loss) attributable to Fluor Corporation	$(435,046)	$(1,522,164)	$173,468

Basic earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from Cont Ops	$(2.09)	$(10.89)	$1.09
Net earnings (loss) from Disc Ops	(1.01)	0.02	0.15
Net earnings (loss)	$(3.10)	$(10.87)	$1.24

Diluted earnings (loss) per share attributable to Fluor Corporation
Net earnings (loss) from Cont Ops	$(2.09)	$(10.89)	$1.08
Net earnings (loss) from Disc Ops	(1.01)	0.02	0.15
Net earnings (loss)	$(3.10)	$(10.87)	$1.23

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net earnings (loss)	(366,791)	(1,553,122)	232,853
OCI, net of tax:
Foreign currency translation adjustment	(17,127)	65,500	(100,561)
Ownership share of equity method investees' OCI	(18,528)	(11,784)	8,942
Defined benefit plan adjustments	(19,392)	105,452	(52,591)
Unrealized gain (loss) on hedges	18,897	3,140	274
Unrealized gain (loss) on available-for-sale securities	—	—	709
Total OCI, net of tax	(36,150)	162,308	(143,227)
Comprehensive income (loss)	(402,941)	(1,390,814)	89,626
Less: Comprehensive income (loss) attributable to NCI	69,138	(32,310)	57,145
Comprehensive income (loss) attributable to Fluor Corporation	$(472,079)	$(1,358,504)	$32,481

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents ($654,852 and $392,772 related to VIEs)	$2,198,781	$1,997,199
Marketable securities ($66 related to VIEs in both periods)	23,345	7,262
Accounts and notes receivable, net ($248,106 and $329,548 related to VIEs)	1,181,590	1,217,464
Contract assets ($244,552 and $294,116 related to VIEs)	967,827	1,238,173
Other current assets ($33,884 and $32,271 related to VIEs)	424,849	389,565
Current assets held for sale	237,617	517,100
Total current assets	5,034,009	5,366,763

Noncurrent assets
Property, plant and equipment ($37,236 and $29,492 related to VIEs)	561,084	594,826
Goodwill	349,258	508,415
Investments	532,065	600,814
Deferred taxes	77,915	62,688
Deferred compensation trusts	350,427	341,235
Other assets ($41,124 and $45,425 related to VIEs)	405,054	491,917
Total noncurrent assets	2,275,803	2,599,895
Total assets	$7,309,812	$7,966,658

LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($335,902 and $501,525 related to VIEs)	$1,232,236	$1,546,840
Short-term borrowings	25,415	38,728
Contract liabilities ($262,812 and $232,160 related to VIEs)	1,141,415	1,157,788
Accrued salaries, wages and benefits ($28,381 and $31,178 related to VIEs)	637,563	609,094
Other accrued liabilities ($44,244 and $21,088 related to VIEs)	490,104	470,350
Current liabilities related to assets held for sale	45,304	82,322
Total current liabilities	3,572,037	3,905,122

Long-term debt	1,710,033	1,651,739
Deferred taxes	80,745	83,295
Other noncurrent liabilities ($9,528 and $11,366 related to VIEs)	683,770	742,410

Contingencies and commitments

Equity
Shareholders' equity
Preferred stock — authorized 20,000,000 shares ($0.01 par value), none issued	—	—
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 140,715,205 and 140,174,400 shares in 2020 and 2019, respectively	1,404	1,399
Additional paid-in capital	195,940	165,314
AOCI	(416,906)	(379,873)
Retained earnings	1,249,809	1,700,912
Total shareholders' equity	1,030,247	1,487,752
NCI	232,980	96,340
Total equity	1,263,227	1,584,092
Total liabilities and equity	$7,309,812	$7,966,658
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
OPERATING CASH FLOW
Net earnings (loss)	$(366,791)	$(1,553,122)	$232,853
Adjustments to reconcile net earnings (loss) to operating cash flow:
Impairment expense - Cont Ops	297,604	383,017	—
Impairment expense - Disc Ops	145,700	—	—
(Gain) loss on pension settlement	(406)	137,898	21,900
Write-off of cumulative translation loss	—	83,665	—
Depreciation	102,451	154,599	197,585
Amortization of intangibles	3,123	15,882	19,071
(Earnings) loss from equity method investments, net of distributions	(3,881)	9,348	980
(Gain) loss on sales of assets	(510)	7,284	(147,074)
Amortization of stock-based awards	21,882	36,075	43,029
(Gain) loss on deferred compensation trust	(32,792)	(55,820)	18,010
(Gain) loss on deferred compensation obligation	34,039	54,490	(22,272)
Deferred taxes	(20,285)	320,633	60,709
Net retirement plan accrual (contributions)	(20,770)	(2,325)	(38,372)
Changes in assets and liabilities	29,801	633,027	(227,732)
Other	(3,281)	(5,633)	3,477
Operating cash flow	185,884	219,018	162,164

INVESTING CASH FLOW
Purchases of marketable securities	(35,078)	(31,165)	(483,513)
Proceeds from sales and maturities of marketable securities	19,648	238,539	541,104
Capital expenditures	(113,442)	(180,842)	(210,998)
Proceeds from sales of property, plant and equipment	62,692	65,977	81,038
Proceeds from sales of other assets	48,897	—	124,942
Investments in partnerships and joint ventures	(29,219)	(52,305)	(73,145)
Return of capital from partnerships and joint ventures	529	24,065	22,284
Proceeds from company owned life insurance	4,574	16,414	1,040
Other	(163)	(211)	(1,369)
Investing cash flow	(41,562)	80,472	1,383

FINANCING CASH FLOW
Repurchase of common stock	—	—	(50,022)
Dividends paid	(28,720)	(118,073)	(118,734)
Proceeds from issuance of 2028 Notes	—	—	598,722
Repayment of 2021 Notes	—	—	(503,285)
Debt issuance costs	—	—	(5,061)
Other borrowings	3,881	9,093	3,235
Distributions paid to NCI	(23,184)	(33,674)	(63,523)
Capital contributions by NCI	110,051	64,646	5,128
Taxes paid on vested restricted stock	(1,313)	(3,572)	(5,686)
Stock options exercised	—	1,466	7,258
Other	(12,269)	2,815	(8,523)
Financing cash flow	48,446	(77,299)	(140,491)
Effect of exchange rate changes on cash	8,814	10,262	(62,385)
Increase (decrease) in cash and cash equivalents	201,582	232,453	(39,329)
Cash and cash equivalents at beginning of year	1,997,199	1,764,746	1,804,075
Cash and cash equivalents at end of year	$2,198,781	$1,997,199	$1,764,746
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	139,918	$1,399	$88,222	$(402,543)	$3,566,194	$3,253,272	$150,089	$3,403,361
Net earnings	—	—	—	—	173,468	173,468	59,385	232,853
Cumulative adjustment for the adoption of ASC 606	—	—	—	—	(326,639)	(326,639)	(963)	(327,602)
OCI	—	—	—	(140,988)	—	(140,988)	(2,239)	(143,227)
Dividends ($0.84 per share)	—	—	153	—	(118,869)	(118,716)	—	(118,716)
Distributions to NCI	—	—	—	—	—	—	(63,523)	(63,523)
Capital contributions by NCI	—	—	—	—	—	—	5,128	5,128
Other NCI transactions	—	—	5,329	—	—	5,329	(1,749)	3,580
Stock-based plan activity	833	8	38,413	—	—	38,421	—	38,421
Repurchase of common stock	(1,097)	(11)	(50,011)	—	—	(50,022)	—	(50,022)
BALANCE AS OF DECEMBER 31, 2018	139,654	$1,396	$82,106	$(543,531)	$3,294,154	$2,834,125	$146,128	$2,980,253
Net loss	—	—	—	—	(1,522,164)	(1,522,164)	(30,958)	(1,553,122)
Cumulative adjustment for the adoption of ASC 842	—	—	—	—	20,544	20,544	—	20,544
Cumulative adjustment for the adoption of ASC 606 for certain investments	—	—	—	—	11,934	11,934	—	11,934
OCI	—	—	—	163,658	—	163,658	(1,350)	162,308
Dividends ($0.73 per share)	—	—	304	—	(103,556)	(103,252)	—	(103,252)
Distributions to NCI	—	—	—	—	—	—	(33,674)	(33,674)
Capital contributions by NCI	—	—	—	—	—	—	64,646	64,646
Other NCI transactions	—	—	48,997	—	—	48,997	(48,452)	545
Stock-based plan activity	520	3	33,907	—	—	33,910	—	33,910
BALANCE AS OF DECEMBER 31, 2019	140,174	$1,399	$165,314	$(379,873)	$1,700,912	$1,487,752	$96,340	$1,584,092
Net earnings (loss)	—	—	—	—	(435,046)	(435,046)	68,255	(366,791)
Cumulative adjustment for the adoption of ASC 326	—	—	—	—	(1,977)	(1,977)	—	(1,977)
OCI	—	—	—	(37,033)	—	(37,033)	883	(36,150)
Dividends ($0.10 per share)	—	—	—	—	(14,120)	(14,120)	—	(14,120)
Distributions to NCI	—	—	—	—	—	—	(23,184)	(23,184)
Capital contributions by NCI	—	—	—	—	—	—	110,051	110,051
Other NCI transactions	—	—	10,099	—	—	10,099	(19,365)	(9,266)
Stock-based plan activity	541	5	20,527	—	40	20,572	—	20,572
BALANCE AS OF DECEMBER 31, 2020	140,715	$1,404	$195,940	$(416,906)	$1,249,809	$1,030,247	$232,980	$1,263,227

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
We had the following six reportable segments as of December 31, 2020:
•Energy & Chemicals
•Mining & Industrial
•Infrastructure & Power
•Government
•Diversified Services
•Other
The Energy & Chemicals segment focuses on opportunities in the upstream, midstream, downstream, chemical, petrochemical, offshore and onshore oil and gas production, LNG and pipeline markets. This segment has long served a broad spectrum of industries offering a full range of design, engineering, procurement, construction, fabrication and project management services.
The Mining & Industrial segment provides design, engineering, procurement, construction and project management services to the mining and metals, life sciences, advanced manufacturing and advanced technologies sectors.
The Infrastructure & Power segment provides design, engineering, procurement, construction and project management services to the transportation and power sectors.
The Government segment provides engineering and construction services, logistics and life-support, contingency operations support, management, mission operations, environmental remediation and decommissioning to the U.S. government and governments abroad.
The Diversified Services segment provides a wide array of asset maintenance, asset integrity and staffing services around the world. Most of the operating results of our AMECO equipment business previously included in Diversified Services are now included in discontinued operations. Certain operations of AMECO, primarily in Mexico, are in the process of being liquidated and did not meet the qualifications of discontinued operations. These retained operations will remain in the Diversified Services segment until their liquidation.
Other includes the operations of NuScale, as well as two lump-sum projects including a plant for which we serve as a subcontractor to a commercial client (the "Radford" project) and a weapons storage and maintenance facility (the "Warren" project). The Radford project is substantially complete with systems turnover to the client expected in the first quarter of 2021.
In the first quarter of 2020, we decided to retain our government business, which had previously been included in Disc Ops. As a result, the government business is no longer reported as a discontinued operation for any period presented. Our plan to sell the AMECO equipment business remains unchanged and it remains reported as a discontinued operation. We expect to complete the sale of the AMECO equipment business within the first half of 2021. The assets and liabilities of the AMECO business are classified as held for sale for all periods presented.
In the first quarter of 2021, we announced a plan to sell Stork, which we expect will be reported as a discontinued operation beginning with the first quarter of 2021.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Significant Accounting Policies
Principles of Consolidation
The financial statements include the accounts of Fluor Corporation and its subsidiaries. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts disclosed in 2019 and 2018 have been reclassified to conform to the 2020 presentation, which includes presenting the operations of the government business in Cont Ops. Management has evaluated all material events occurring subsequent to December 31, 2020 through the filing date of the 2020 10-K.
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
Service contracts. For the majority of our operations and maintenance contracts, revenue is recognized when services are performed and contractually billable. For all other service contracts, we recognize revenue over time using the cost-to-cost percentage-of-completion method. Service contracts that include multiple performance obligations are segmented between types of services. For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. Revenue recognized on service contracts that has not been billed to clients is recorded as contract assets. Amounts billed to clients in excess of revenue recognized on service contracts to date are recorded as contract liabilities. Customer payments on service contracts are typically due within 30 to 90 days of billing, depending on the contract.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Variable consideration. The nature of our contracts gives rise to several types of variable consideration, including claims, unpriced change orders, award and incentive fees, liquidated damages and penalties. We consider variable consideration in the development of our project forecasts so that our forecasted revenue reflects the amount of consideration we expect to be probable of recovering without a significant reversal. We estimate the amount of revenue to be recognized on variable consideration using the expected value method (i.e., the sum of probability-weighted amounts) or the most likely amount method, whichever offers better prediction.
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

RUPO. RUPO represents a measure of the value of work to be performed on contracts awarded and in progress. Although RUPO reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. RUPO differs from backlog discussed elsewhere in the 2020 10-K. Backlog includes the amount of revenue we expect to recognize under ongoing operations and maintenance contracts for the remainder of the current year renewal period plus up to three additional years if renewal is considered to be probable, while RUPO includes only the amount of revenue we expect to recognize under ongoing operations and maintenance contracts with definite terms and substantive termination provisions.
Project Estimates
    Due to the nature of our industry, there is significant complexity in our estimation of total expected revenue and cost, for which we must make significant judgments. Our contracts with our customers may contain award fees, incentive fees, liquidated damages or other provisions that can either increase or decrease the contract price to arrive at estimated revenue. These variable amounts generally are earned upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable we will realize that amount. Our estimates of variable consideration and our determination of its inclusion in project revenue for accounting purposes are based on an assessment of our anticipated performance and other information that may be available to us.

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
•Weather conditions when executing a project;
•The technical maturity of the technologies involved;
•Length of time to complete the project;
•Availability and cost of equipment and materials;
•Subcontractor and joint venture partner performance;
•Expected costs of warranties; and

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Contract Assets and Liabilities
    Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) and contract work in progress (typically for fixed-price contracts). Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are recognized as accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets are deducted from contract assets. We anticipate that substantially all incurred cost associated with contract assets as of December 31, 2020 will be billed and collected within one year. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date.
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
Segment profit is an earnings measure that we utilize to evaluate and manage our business performance. Segment profit is calculated as revenue less cost of revenue and earnings attributable to NCI.
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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized but are subject to at least annual impairment tests during the fourth quarter. For impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. We compare the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized. Intangible assets with indefinite lives are impaired if their carrying value exceeds their fair value. In-process research and development associated with our investment in NuScale is considered indefinite lived until the related technology is available for commercial use.
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
We account for the GILTI effects in the period that is subject to such tax.
Derivatives and Hedging
We attempt to limit foreign currency exposure in most of our contracts by denominating contract revenue in the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility, may subject us to earnings volatility. We may implement a hedging strategy utilizing derivatives instruments or hedging instruments to mitigate such risk. Our hedging instruments are designated as either fair value or cash flow hedges. We formally document our hedge relationships at inception, including identification of the hedging instruments and the hedged items, our risk management objectives and strategies for undertaking the hedge transaction, and the initial quantitative assessment of the hedging instrument's effectiveness in offsetting changes in the fair value of the hedged items. We subsequently assess hedge effectiveness qualitatively, unless the hedge relationship is no longer highly effective. All hedging instruments are recorded at fair value. For fair value hedges, the change in fair value is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the change in fair value is recorded as a component of AOCI and is reclassified into earnings when the hedged item settles. For derivatives that are not designated or do not qualify as hedging instruments, the change in the fair value of the derivative is offset against the change in the fair value of the underlying asset or liability through earnings. In certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. If an embedded foreign currency derivative is identified, the derivative is bifurcated from the host contract and the change in fair value is recognized through earnings. We maintain master netting arrangements with certain counterparties to facilitate the settlement of derivative instruments; however, we report the fair value of derivatives on a gross basis.
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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Plans
Our stock plans provide for grants of nonqualified or incentive stock options, RSUs, restricted stock and performance-based award units, including VDI units. All grants of stock options and RSUs as well as performance-based units awarded to Section 16 officers in 2020, 2019 and 2018 can only be settled in company stock and are accounted for as equity awards.
All expense under stock-based awards is recognized based on the fair values of the awards. Stock option awards have grant exercise prices equal to the grant date market price of the company's stock. The fair value of grants of RSUs and restricted stock is determined using the closing price of our common stock on the date of grant but may be discounted for any post-vest holding periods. The grant date fair value of performance-based award units is determined by adjusting the closing price of the company's common stock on the date of grant for any post-vest holding period discounts and for the effect of market conditions, when applicable. Stock-based compensation expense is generally recognized over the required service period, or over a shorter period when employee retirement eligibility is a factor.
We also grant SGI awards and performance-based awards to non-Section 16 executives which are settled in cash. These awards are classified as liabilities and remeasured at fair value through expense at the end of each reporting period using our closing stock price until the awards are settled. Awards that may be settled in cash or company stock at the election of the recipient are also classified as liability awards.
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
3.    Recent Accounting Pronouncements
Accounting Pronouncements Implemented During 2020
On January 1, 2020, we adopted ASC Topic 326, “Financial Instruments - Credit Losses,” which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of information to estimate credit losses. The new guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. We adopted ASC 326 using the modified retrospective method, and accordingly, the new guidance was applied to financial assets measured at amortized cost (primarily accounts receivable and contract assets) that existed as of January 1, 2020 (the date of initial application). As a result, we recorded additional reserves for credit losses of $2 million and a cumulative effect adjustment to decrease retained earnings by $2 million as of January 1, 2020. The adoption of ASC 326 did not have a material impact on our results of operations or any impact on our cash flows. We utilize a combination of methods for estimating expected credit losses including loss rates, aging schedules and

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

probability-of-default. In evaluating our historical loss rates, accounts receivable and contract assets are pooled into the following categories based on similar risk characteristics: (1) EPC management; (2) government; (3) operations and maintenance; and (4) equipment leasing. Historical loss experience is adjusted for current conditions and reasonable and supportable forecasts, when applicable. Significantly aged receivables are evaluated individually by credit rating. Our reserve for credit losses amounted to $39 million and $35 million as of December 31, 2020 and 2019.

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
In the fourth quarter of 2020, we adopted ASU 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” which amends certain disclosure requirements related to defined benefit pension and other postretirement plans. The adoption did not have a material impact on our financial statements.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Earnings Per Share
Potentially dilutive securities include stock options, RSUs, restricted stock and performance-based award units. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Amounts attributable to Fluor Corporation:
Net earnings (loss) from Cont Ops	$(293,899)	$(1,525,767)	$153,033
Net earnings (loss) from Disc Ops	(141,147)	3,603	20,435
Net earnings (loss)	$(435,046)	$(1,522,164)	$173,468

Basic EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,511	140,061	140,413

Net earnings (loss) from Cont Ops	$(2.09)	$(10.89)	$1.09
Net earnings (loss) from Disc Ops	(1.01)	0.02	0.15
Net earnings (loss)	$(3.10)	$(10.87)	$1.24

Diluted EPS attributable to Fluor Corporation:
Weighted average common shares outstanding	140,511	140,061	140,413
Dilutive effects:
Stock options, RSUs, restricted stock and performance-based award units (1)	—	—	859
Weighted average diluted shares outstanding	140,511	140,061	141,272

Net earnings (loss) from Cont Ops	$(2.09)	$(10.89)	$1.08
Net earnings (loss) from Disc Ops	(1.01)	0.02	0.15
Net earnings (loss)	$(3.10)	$(10.87)	$1.23

(1) Anti-dilutive securities not included in shares outstanding	709	593	—
During 2018, we repurchased and canceled 1.1 million shares of common stock for $50 million.
Limited Duration Stockholder Rights Agreement
In March 2020, the board of directors declared a dividend distribution of one preferred share purchase right for each outstanding share of our common stock, payable to holders of record as of April 10, 2020. The rights are designed to protect against unsolicited takeovers. The rights will be exercisable only if a person or group acquires 10% or more of our outstanding common stock. Each right will entitle stockholders to purchase one one thousandth of a share of a new series of junior participating preferred stock at an exercise price of $50. In addition, if a person or group acquires 10% of our outstanding common stock (unless such person or group acquires 50% or more), the board of directors may exchange one share of common stock for each outstanding right. Prior thereto, the rights are redeemable for $0.01 per right at the option of the board of directors. The rights are scheduled to expire in March 2021.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Operating Information by Segment and Geographic Area

	Year Ended December 31,
(in millions)	2020	2019	2018
Revenue
Energy & Chemicals	$5,260.4	$5,823.7	$7,695.5
Mining & Industrial	4,149.1	5,057.2	3,491.0
Infrastructure & Power	1,595.5	1,370.4	1,668.0
Government	2,922.8	2,969.3	3,678.5
Diversified Services	1,630.9	2,040.1	2,257.2
Other	109.8	56.6	60.8
Total revenue	$15,668.5	$17,317.3	$18,851.0
Segment profit (loss)
Energy & Chemicals	$163.7	$(95.0)	$334.5
Mining & Industrial	122.4	158.5	94.3
Infrastructure & Power	13.7	(243.9)	(30.1)
Government	88.4	200.3	187.3
Diversified Services	14.2	14.6	68.7
Other	(85.4)	(220.1)	(144.7)
Total segment profit	$317.0	$(185.6)	$510.0
Depreciation (all but Corporate included in segment profit)
Energy & Chemicals	$—	$—	$—
Mining & Industrial	—	—	—
Infrastructure & Power	10.0	7.3	6.7
Government	4.0	4.0	3.6
Diversified Services	21.9	34.5	52.1
Other	1.7	2.8	3.2
Corporate	64.9	61.7	59.8
Total depreciation(1)	$102.5	$110.3	$125.4
Capital expenditures
Energy & Chemicals	$—	$—	$—
Mining & Industrial	—	—	—
Infrastructure & Power	28.8	12.2	24.5
Government	3.2	3.0	6.9
Diversified Services	24.6	33.6	46.9
Other	3.4	1.5	1.8
Corporate	30.0	62.5	90.0
Total capital expenditures(2)	$90.0	$112.8	$170.1
	December 31, 2020	December 31, 2019
Total assets
Energy & Chemicals	$1,004.6	$1,139.3
Mining & Industrial	508.5	594.9
Infrastructure & Power	469.3	471.3
Government	575.4	629.1
Diversified Services	950.6	1,290.6
Other	38.1	68.5
Corporate	3,574.7	3,379.3
Discontinued Operations - Assets held for sale	188.6	393.7
Total assets	$7,309.8	$7,966.7
Goodwill
Energy & Chemicals	$12.6	$12.6
Mining & Industrial	9.2	8.2
Infrastructure & Power	2.5	2.5
Government	58.0	58.0
Diversified Services	260.8	420.9
Other	6.2	6.2
Total Goodwill	$349.3	$508.4

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Depreciation of $44 million and $72 million during 2019 and 2018, respectively, was included in discontinued operations and excluded from the table above.
(2) Capital expenditures of $23 million, $68 million and $41 million during 2020, 2019 and 2018, respectively, were included in discontinued operations and excluded from the table above.
Energy & Chemicals. The revenue of a single Energy & Chemicals customer and its affiliates amounted to 12% of our consolidated revenue during 2020. The revenue of a different Energy & Chemicals customer and its affiliates amounted to 11% and 18% of our consolidated revenue during 2019 and 2018, respectively.
Segment profit in 2020 included the adverse impacts of the recognition of reserves totaling $60 million for expected credit losses associated with certain joint venture clients, as well as margin diminution on a percentage-of-completion basis resulting from project positions taken with respect to COVID-19 related schedule delays and associated cost growth. Segment loss in 2019 included charges associated with forecast revisions on certain projects including $260 million (or $1.85 per share) for cost growth on an offshore project; $87 million (or $0.62 per share) for cost growth on two downstream projects and scope reductions on a large upstream project; $26 million (or $0.19 per share) for the write-off of pre-contract costs, $26 million (or $0.19 per share) on embedded foreign currency derivatives and $31 million (or $0.22 per share) from the resolution of close-out matters. Segment profit in 2018 included charges of $133 million (or $0.89 per share) for cost growth on a completed, downstream project and $40 million (or $0.23 per share) for cost growth on the aforementioned offshore project.
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
Mining & Industrial. Segment profit in 2019 included a gain of $31 million (or $0.16 per share) resulting from a favorable resolution of a longstanding customer dispute on a mining project.
Infrastructure & Power. Segment profit in 2020 included a positive settlement on a canceled rail project offset by charges for cost growth in the infrastructure legacy portfolio. Segment loss in 2019 included charges totaling $135 million (or $0.96 per share) for the settlement of client disputes and cost growth on certain close-out matters for three power projects that were substantially complete as of December 31, 2019. Segment loss in 2019 was further driven by charges totaling $133 million (or $0.95 per share) resulting from late engineering changes, schedule-driven cost growth and negotiations with clients and subcontractors on pending change orders, for several infrastructure projects. Segment loss in 2018 included charges totaling $188 million (or $1.02 per share) resulting from cost growth at one of the aforementioned power projects. The charges in 2018 were largely offset by a gain of $125 million (or $0.74 per share) on the sale of a joint venture interest in the United Kingdom.
Government. Revenue from work performed for various agencies of the U.S. government amounted to 18%, 15% and 18% of our consolidated revenue during 2020, 2019 and 2018, respectively.
During 2019, we settled with a client in connection with the cancellation of two subcontracts at nuclear power plant projects in South Carolina and Georgia. The settlement resolved our claims arising prior to the bankruptcy filing in March 2017. Proceeds from the settlement were received during 2019. As a result of the settlement, we de-recognized pre-petition accounts receivable of $68 million and also recorded $89 million of previously unrecognized service fee revenue.
Diversified Services.  During 2020, 2019 and 2018, intercompany revenue for the Diversified Services segment, excluded from the amounts shown above, was $270 million, $322 million and $332 million, respectively.
Other. Segment loss in 2019 included charges of $59 million (or $0.42 per share) on the Warren project and $83 million (or $0.59 per share) on the Radford project for various engineering and cost growth associated with the facilities. Segment loss in 2018 of $56 million (or $0.30 per share) was driven by forecast revisions on the Radford project. There were no similar material charges in 2020. Segment loss for all periods included the operations of NuScale, which are primarily for research and development activities associated with the licensing and commercialization of small modular nuclear reactor technology. NuScale expenses included in the determination of segment loss were $84 million, $66 million and $74 million during 2020,

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2019 and 2018, respectively. NuScale expenses in 2020, 2019 and 2018 were reported net of qualified reimbursable expenses of $71 million, $56 million and $62 million, respectively.

Reconciliation of Total Segment Profit (Loss) to Earnings (Loss) from Continuing Operations Before Taxes
	Year Ended December 31,
(in millions)	2020	2019	2018
Total segment profit (loss)	$317.0	$(185.6)	$510.0
Corporate general and administrative expense	(240.7)	(165.9)	(121.2)
Impairment, restructuring and other exit costs	(305.6)	(532.6)	—
Gain (loss) on pension settlement	0.4	(137.9)	(21.9)
Interest income (expense), net	(46.4)	(18.5)	(40.6)
Earnings (loss) attributable to NCI from continuing operations	68.2	(31.0)	59.4
Earnings (loss) from continuing operations before taxes	$(207.1)	$(1,071.5)	$385.7
Foreign currency exchange gains and (losses) of ($47 million), ($27 million) and $33 million were included in Corporate G&A during 2020, 2019 and 2018, respectively.
Operating Information by Geographic Area

	Revenue by project location Year Ended December 31,			Total Assets As of December 31,
(in millions)	2020	2019	2018	2020	2019
North America	$9,806.4	$8,439.7	$8,982.1	$3,982.4	$3,728.8
Asia Pacific (includes Australia)	1,398.2	1,763.3	1,494.0	562.1	533.7
Europe	2,517.5	3,731.6	5,326.6	1,403.9	1,906.9
Central and South America	1,388.1	2,375.3	1,262.6	812.8	1,233.6
Middle East and Africa	558.3	1,007.4	1,785.7	548.6	563.7
Total	$15,668.5	$17,317.3	$18,851.0	$7,309.8	$7,966.7
6.    Impairment, Restructuring and Other Exit Costs
Restructuring and Other Exit Costs

During 2019, we initiated a restructuring plan designed to optimize costs and improve operational efficiency. These efforts primarily relate to the rationalization of resources, investments, real estate and overhead across various geographies, as well as the liquidation of certain components of the AMECO business that are being excluded from sale. Our planned restructuring activities were substantially completed by the end of 2020. Restructuring costs totaled $8 million and $240 million during 2020 and 2019, respectively.

Information about our restructuring, which we believe is complete as of December 31, 2020, follows:

(in millions)	Costs Incurred in 2020	Costs Incurred in 2019
Restructuring and other exit costs:
Severance	$6.6	$63.9
Asset impairments	0.4	90.4
Entity liquidation costs (including the recognition of cumulative translation adjustments)	—	83.7
Other exit costs	1.0	2.0
Total restructuring and other exit costs	$8.0	$240.0

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset impairment charges included the write down of assets held for sale to fair value less cost to sell and the write down of certain other assets to fair value. The fair value of assets and liabilities held for sale and other impaired assets, primarily construction equipment, was estimated using observable Level 2 inputs for identical assets. See Note 24 for a summary of assets and liabilities classified as held for sale as of December 31, 2020 and 2019. The fair value of the other impaired assets was $25 million as of December 31, 2019. These assets were included in "Property, plant and equipment" and "Other assets". The fair value of these other assets was estimated using observable Level 2 inputs for identical assets.
A reconciliation of restructuring liabilities follow:

(in thousands)	Severance	Lease Exit Costs	Other	Total
Balance as of December 31, 2019	$46,303	$570	$307	$47,180
Restructuring charges accrued during the period	6,965	334	687	7,986
Cash payments / settlements during the period	(32,292)	(799)	(993)	(34,084)
Currency translation	2,282	1	(1)	2,282
Balance as of December 31, 2020	$23,258	$106	$—	$23,364
Impairment
Impairment expense is summarized as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Impairment expense:
Goodwill associated with the Diversified Services reporting unit	$168,568	$2,125
Intangible customer relationships associated with Stork	26,671	33,657
Equity method investments in the Energy & Chemicals segment	86,096	256,769
Information technology assets	16,269	—
Total impairment expense	$297,604	$292,551
2020 Impairment
Our business has been adversely affected by the economic impacts of the outbreak of COVID-19 and the steep decline in oil prices that occurred in the early part of 2020. These events have created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business. We have experienced, and may continue to experience, reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial condition or financial distress, as well as governmental budget constraints. These impacts are expected to continue or worsen under prolonged stay-at-home, social distancing, travel restrictions and other similar orders or restrictions. Significant uncertainty still exists concerning the magnitude of the impact and duration of these events. Because of these events, we performed interim impairment testing of our goodwill, intangible assets and investments and recognized the above impairment expense during the first quarter of 2020.
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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2019 Impairment
During 2019, we recognized impairment expense on our intangible customer relationships associated with Stork. The fair value of the customer relationships was determined by a third party using an income-based approach that utilized unobservable Level 3 inputs, including significant management assumptions such as forecasted revenue and operating margins, customer attrition and weighted average cost of capital. The net carrying value of the customer relationships was $31 million as of December 31, 2019.
We also evaluated our significant investments and determined that certain of our investments were impaired during 2019. The fair value of these investments were determined using income-based approaches that utilized unobservable Level 3 inputs, including significant management assumptions such as forecasted revenue and operating margins and weighted average cost of capital. The net carrying value of these investments totaled $95 million as of December 31, 2019.
7.    Income Taxes
In March 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and deferral of employer payroll taxes. We recorded a discrete benefit of $125 million due to utilization of a 2019 net operating loss in the carryback period. Prior to the CARES Act, this loss could only be carried forward and was offset by a valuation allowance. Through December 31, 2020, we have deferred payroll taxes of $41 million under the CARES Act, with approximately half of the deferral payable in 2021 and and the remainder payable in 2022.

The income tax expense (benefit) components recognized in continuing operations follow:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current:
Federal	$(121,411)	$(36,591)	$(19,199)
Foreign	140,551	163,141	115,281
State and local	5,343	4,295	12,377
Total current	24,483	130,845	108,459
Deferred:
Federal	17,451	325,351	16,800
Foreign	(23,342)	9,593	55,208
State and local	—	19,441	(7,136)
Total deferred	(5,891)	354,385	64,872
Total income tax expense	$18,592	$485,230	$173,331

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of U.S. statutory federal income tax expense (benefit) to income tax expense (benefit) from continuing operations follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
U.S. statutory federal tax expense (benefit)	$(43,481)	$(225,014)	$81,007
Increase (decrease) in taxes resulting from:
State and local income taxes	(10,614)	(11,135)	(13,668)
U.S. tax on GILTI	—	—	10,649
NCI	(9,466)	11,565	(7,200)
Foreign tax differential, net	38,667	13,479	1,460
Valuation allowance, net	148,783	730,787	79,168
Other changes to uncertain tax positions	7,484	4,098	7,753
Stranded tax effects from AOCI	—	(35,619)	—
Impact of tax reform	—	—	(1,373)
CARES Act Benefit	(124,753)	—	—
Other, net	11,972	(2,931)	15,535
Total income tax expense	$18,592	$485,230	$173,331
Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$104,305	$116,162
Project and non-project reserves	71,999	60,768
Net operating loss carryforward	326,402	357,803
Tax basis of investment in excess of book basis	118,915	88,255
U.S. foreign tax credit carryforward	414,348	226,845
AOCI	62,681	67,258
Other	103,955	85,059
Total deferred tax assets	1,202,605	1,002,150
Valuation allowance	(1,080,752)	(910,336)
Deferred tax assets, net	$121,853	$91,814
Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	(43,475)	(29,846)
Dividend withholding on unremitted non-U.S. earnings	(57,859)	(49,663)
Other	(23,349)	(32,912)
Total deferred tax liabilities	(124,683)	(112,421)
Deferred tax assets, net of deferred tax liabilities	$(2,830)	$(20,607)
As of December 31, 2020, we are indefinitely reinvested only with respect to unremitted earnings required to meet our working capital and long-term investment needs in the foreign jurisdictions within which we operate. Beyond those limits, we expect current earnings to be available for distribution. Deferred tax liabilities of approximately $28 million have not been recorded with respect to unremitted earnings that are considered indefinitely reinvested, again primarily associated with

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

foreign withholding and income taxes that would be due upon remittance. We have no intention of initiating any actions that would lead to taxation of the earnings deemed indefinitely reinvested.

We have U.S federal and state net operating loss carryforwards of $159 million and $908 million, respectively. The federal net operating loss carryforwards can be carried forward indefinitely. If not used, the state net operating loss carryforwards will begin to expire in 2021. Approximately $117 million of the state net operating loss carryforwards will expire in 2021. We also have non-U.S. net operating loss carryforwards related to various jurisdictions of approximately $1.2 billion. Non-U.S. net operating losses include $599 million in the United Kingdom and $345 million in the Netherlands as of December 31, 2020. Of the total non-U.S. losses, $800 million can be carried forward indefinitely. The majority of the remaining $296 million net operating losses, if unused, will expire between 2023 and 2028.

We had U.S. foreign tax credits of approximately $414 million as of December 31, 2020, which will begin to expire in 2028, but which are fully reserved for in our valuation allowance

During 2020 and 2019, we were in a three-year cumulative loss on a consolidated, jurisdictional basis in Australia, the Netherlands, the U.K. and the U.S. Such cumulative loss constitutes significant negative evidence (with regards to future taxable income) for assessing likelihood of realization. We also considered positive evidence but concluded it did not outweigh this significant negative evidence of a three-year cumulative loss. Accordingly, we recognized non-cash charges to tax expense of $142 million and $602 million to record a valuation allowance against net U.S. deferred tax assets and $28 million and $129 million against certain net foreign deferred tax assets during 2020 and 2019, respectively.

In the normal course of business, we are subject to examination by taxing authorities worldwide, including such major jurisdictions as Australia, Canada, the Netherlands, South Africa, the United Kingdom, and the United States. Although we believe our reserves for our tax positions are reasonable, the outcome of tax audits could be materially different, both favorably and unfavorably. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2012.
A summary of unrecognized tax benefits follows:

(in thousands)	2020	2019
Balance at beginning of year	$42,394	$55,476
Change in tax positions of prior years	8,166	6,359
Change in tax positions of current year	—	—
Reduction in tax positions for statute expirations	(1,510)	(16,894)
Reduction in tax positions for audit settlements	(637)	(2,547)
Balance at end of year	$48,413	$42,394

If recognized, the total amount of unrecognized tax benefits as of December 31, 2020 and 2019, would favorably impact the effective tax rates by $30 million and $22 million, respectively. We had $11 million and $10 million of accrued interest and penalties as of December 31, 2020 and 2019, respectively. We do not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.
U.S. and foreign earnings (loss) from continuing operations before taxes are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
United States	$(265,682)	$(968,280)	$(252,376)
Foreign	58,630	(103,215)	638,125
Total	$(207,052)	$(1,071,495)	$385,749

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Supplemental Cash Flow Information
The changes in assets and liabilities included in operating cash flow follow:

	Year Ended December 31,
(in thousands)	2020	2019	2018
(Increase) decrease in:
Accounts and notes receivable, net	$138,388	$210,419	$(40,632)
Contract assets	280,360	207,467	(83,774)
Other current assets	3,893	(80,248)	168,021
Other assets	109,405	100,527	(25,424)
Increase (decrease) in:
Accounts payable	(343,113)	(46,873)	176,335
Contract liabilities	(53,580)	202,359	(307,844)
Accrued liabilities	(11,829)	29,880	(75,878)
Other liabilities	(93,723)	9,496	(38,536)
Increase (decrease) in cash due to changes in assets and liabilities	$29,801	$633,027	$(227,732)
Cash paid during the year for:
Interest	$65,641	$71,938	$66,514
Income taxes (net of refunds)	65,188	204,080	(28,408)
9.    Partnerships and Joint Ventures
In the normal course of business, we form partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in "Accounts and notes receivable, net" were $218 million and $149 million as of December 31, 2020 and 2019, respectively.
The following is a summary of aggregate, unaudited balance sheet data for unconsolidated entities where our investment is presented as a one-line equity method investment:

	December 31,
(in millions)	2020	2019
Current assets	$8,138	$6,927
Noncurrent assets	4,745	5,109
Current liabilities	6,307	4,605
Noncurrent liabilities	4,354	5,256
The following is a summary of aggregate, unaudited income statement data for unconsolidated entities where the equity method of accounting is used to recognize our share of net earnings or loss of investees:

(in millions)	2020	2019	2018
Revenue	$1,209	$1,258	$1,465
Cost of revenue	1,104	1,151	1,338
Net earnings	54	45	35
During 2020 and 2019, we evaluated our significant investments and determined that certain of our investments were impaired. As a result, we recognized impairment expense of $86 million and $257 million during 2020 and 2019, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

One of our more significant joint ventures is COOEC Fluor, in which we have a 49% ownership interest. COOEC Fluor owns, operates and manages the Zhuhai Fabrication Yard in China’s Guangdong province. We completed our final funding commitment to the joint venture of $26 million during 2021.
During 2020, we sold our interests in three infrastructure joint ventures and recognized a gain of $8 million. We also sold our 50% interest in an Energy & Chemicals joint venture during 2020 and recognized a loss of $11 million.
Variable Interest Entities
The net carrying value of the unconsolidated VIEs (classified under both investments and other accrued liabilities) was a net asset of $174 million and $217 million as of December 31, 2020 and 2019, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse in nature. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of December 31, 2020 for the unconsolidated VIEs were $72 million.
In some cases, we are required to consolidate certain VIEs. As of December 31, 2020, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.3 billion and $703 million, respectively. As of December 31, 2019, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.1 billion and $798 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for our general operations.
We have agreements with certain VIEs to provide financial or performance assurances to clients, as discussed elsewhere.
10.    Guarantees
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support project execution commitments. The performance guarantees have various expiration dates ranging from mechanical completion of the project to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $14 billion as of December 31, 2020. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of December 31, 2020 and 2019.
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower's obligation.
11.    Contingencies and Commitments
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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Since September 2018, ten separate purported shareholders' derivative actions were filed against current and former members of the Board of Directors, as well as certain of Fluor’s current and former executives. Fluor Corporation is named as a nominal defendant in the actions. These derivative actions purport to assert claims on behalf of Fluor Corporation and make substantially the same factual allegations as the securities class action matter discussed above and seek various forms of monetary and injunctive relief. These actions are pending in Texas state court (District Court for Dallas County), the U.S. District Court for the District of Delaware, the U.S. District Court for the Northern District of Texas, and the Court of Chancery of the State of Delaware. Certain of these actions have been consolidated and stayed until our motion to dismiss is ruled upon in the securities class action matter. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded a charge as a result of these actions.
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
Various wholly-owned subsidiaries of Fluor, in conjunction with a partner, TECHINT, (“Fluor/TECHINT”) performed engineering, procurement and construction management services on a cost reimbursable basis for Barrick involving a gold mine and ore processing facility on a site straddling the border between Argentina and Chile. In 2013, Barrick terminated the Fluor/TECHINT agreements for convenience and not due to the performance of Fluor/TECHINT. On August 12, 2016, Barrick filed a notice of arbitration against Fluor/TECHINT, demanding damages and/or a refund of contract proceeds paid of not less than $250 million under various claims relating to Fluor/TECHINT’s alleged performance. Proceedings were suspended while the parties explored a possible settlement. In August 2019, Barrick drew down $36 million of letters of credit from Fluor/TECHINT ($24 million from Fluor and $12 million from TECHINT). Thereafter, Barrick proceeded to reactivate the arbitration. In December 2020, Barrick and Fluor/TECHINT exchanged detailed statements of claim and counterclaim pursuant to which Barrick’s claim against Fluor/TECHINT now totals approximately $330 million. We believe that the claims asserted by Barrick are without merit and are vigorously defending these claims. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded a charge as a result of these claims.
Purple Line Transit Partners, LLC (“PLTP”) entered into a Public Private Partnership Agreement (“PPPA”) with the Maryland Department of Transportation and the Maryland Transit Administration (together, the “State”) for the finance, design, construction, and operation of the Purple Line Project, a new light rail line in Maryland (the “Project”). PLTP is a limited liability company in which Fluor has a 15% membership interest. PLTP entered into an Amended and Restated Design-Build Contract (the “DB Contract”) with Purple Line Transit Constructors, LLC (“PLTC”) as design-build contractor to perform PLTP’s design and construction obligations under the PPPA on a back-to-back basis. PLTC is a limited liability company in which Fluor has a 50% membership interest. The design and construction of the Project was significantly delayed by more

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

than two and a half years due to events outside of PLTP or PLTC’s control. The PPPA contained a provision allowing PLTP the unconditional right to terminate the PPPA if certain events delayed the design and construction of the Project by 365 days or more. The DB Contract contained a similar provision allowing PLTC to terminate the DB Contract. Because of significant Project delays, in excess of 365 days, on May 1, 2020, PLTC gave notice to PLTP of PLTC’s intent to terminate the DB Contract. Upon receiving PLTC’s notice, on June 23, 2020, PLTP exercised its unconditional right to terminate the PPPA. The State challenged PLTP’s termination of the PPPA and commenced a lawsuit in Maryland state court against PLTP alleging breach of the PPPA. This matter has now been resolved. PLTC, PLTP and the State entered into a comprehensive settlement in December, 2020. As part of the settlement, Fluor transferred its 15% interest in PLTP to the remaining partners. Fluor also sold its 50% interest in the operations & maintenance entity to the remaining partners. PLTC received an initial settlement payment of $116 million from PLTP in December 2020, and we are contractually owed an additional $150 million to be paid no later than December 2021. The lawsuit has been dismissed with prejudice, the DB Contract is officially terminated, and PLTC has received a final release from PLTP and the State.
Other Matters
We have made claims arising from the performance under our contracts. We recognize revenue for claims, including change orders in dispute and unapproved change orders, when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We estimate the amount of revenue to be recognized on claims using the expected value method (i.e., the sum of probability-weighted amounts) or the most likely amount method, whichever offers better prediction. Factors considered in determining whether revenue associated with claims should be recognized include the following: (a) the legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Similarly, we recognize disputed back charges to suppliers or subcontractors as a reduction of cost when the same requirements have been satisfied. We periodically evaluate our positions and the amounts recognized with respect to all our claims and back charges. As of December 31, 2020 and 2019, we had recorded $216 million and $198 million, respectively, of claim revenue for costs incurred to date. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. We also had recorded disputed back charges to suppliers or subcontractors as of December 31, 2020 and 2019, none of which were material.
From time to time, we enter into contracts with the U.S. government and its agencies. Government contracts are subject to audits and investigations by government representatives with respect to our compliance with various restrictions and regulations applicable to government contractors, including but not limited to the allowability of costs incurred under reimbursable contracts. In connection with performing government contracts, we maintain reserves for estimated exposures associated with these matters.
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
In February 2020, we announced that the SEC is conducting an investigation and has requested documents and information related to projects for which we recorded charges in the second quarter of 2019. In April 2020, the Corporation received a subpoena from the U.S. Department of Justice (“DOJ”) seeking documents and information related to the second quarter 2019 charges; certain of the projects associated with those charges; and certain project accounting, financial reporting and governance matters. We are coordinating responses to the SEC and DOJ and cooperating in providing the requested documents and information, which efforts are ongoing.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Contract Assets and Liabilities
The following summarizes information about our contract assets and liabilities:

	December 31,
(in millions)	2020	2019
Information about contract assets:
Contract assets
Unbilled receivables	$681	$851
Contract work in progress	287	387
Contract assets	$968	$1,238

Advance billings deducted from contract assets	$310	$574

	Year Ended December 31,
	2020	2019
Information about contract liabilities:
Provision for anticipated losses on contracts included in contract liabilities	$203	$371
Revenue recognized that was included in contract liabilities as of January 1	755	779

13. Remaining Unsatisfied Performance Obligations

    We estimate that our RUPO will be satisfied over the following periods:

(in millions)	December 31, 2020
Within 1 year	$10,873
1 to 2 years	6,150
Thereafter	6,445
Total remaining unsatisfied performance obligations	$23,468
14.    Lines of Credit, Senior Notes and Other Borrowings
Debt consisted of the following:

	December 31,
(in thousands)	2020	2019
Current:
Other borrowings	$25,415	$38,728
Long-Term:
Senior Notes
2023 Notes	$609,764	$557,185
2024 Notes	496,200	495,240
2028 Notes	595,134	594,502
Other borrowings	8,935	4,812

Borrowings under committed lines of credit	$—	$—
Committed Line of Credit
In February 2021, we entered into an amended and restated $1.65 billion credit facility which matures in February 2023. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.65 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold, as defined in the amended credit facility, of $1.5 billion which may be reduced to $1.25 billion

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

upon the repayment of debt. If this credit facility had been in place as of December 31, 2020, our financial covenants would have limited our further borrowings to approximately $934 million. The credit facility also contains provisions that will require us to provide collateral to secure this facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin.
As of December 31, 2020, letters of credit totaling $418 million were outstanding under our predecessor lines of credit, which consisted of a $1.7 billion Revolving Loan and Letter of Credit Facility and a $1.8 billion Revolving Loan and Letter of Credit Facility. There were no borrowings outstanding under these facilities as of December 31, 2020. These credit facilities also contained customary financial and restrictive covenants, including a debt-to-capitalization ratio that could not exceed 0.6 to 1.0.
Senior Notes
In August 2018, we issued $600 million of 4.250% Senior Notes due in September 2028 ("2028 Notes") and received proceeds of $595 million. Interest on the 2028 Notes is payable semi-annually in March and September. Prior to June 2028, we may redeem the 2028 Notes at a redemption price equal to 100% of the principal amount, plus a “make whole” premium described in the indenture. After June 2028, the 2028 Notes can be redeemed at par plus accrued interest.
In March 2016, we issued €500 million of 1.750% Senior Notes due in March 2023 ("2023 Notes") and received proceeds of €497 million. Interest on the 2023 Notes is payable annually in March. Prior to December 2022, we may redeem the 2023 Notes at a redemption price equal to 100% of the principal amount, plus a "make whole" premium described in the indenture. After December 2022, the 2023 Notes can be redeemed at par plus accrued interest. Additionally, we may redeem the 2023 Notes at par plus accrued interest if certain changes in U.S. tax laws occur.
In November 2014, we issued $500 million of 3.5% Senior Notes due in December 2024 ("2024 Notes") and received proceeds of $491 million. Interest on the 2024 Notes is payable semi-annually in June and December. Prior to September 2024, we may redeem the 2024 Notes at a redemption price equal to 100% of the principal amount, plus a "make whole" premium described in the indenture. After September 2024, the 2024 Notes can be redeemed at par plus accrued interest.
For all of the Senior Notes, a change of control (as defined by the terms of the respective indentures) could require the company to repay them at 101% of the principal amount, plus accrued interest. We may incur additional indebtedness if we are in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions.
Other Borrowings and Letters of Credit
Other borrowings of $34 million and $44 million as of December 31, 2020 and 2019, respectively, primarily represent bank loans and other financing arrangements associated with Stork.
Letters of credit are provided in the ordinary course of business primarily to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit. As of December 31, 2020, letters of credit totaling $862 million were outstanding under uncommitted lines of credit.
15.    Fair Value Measurements
The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:
•Level 1 — quoted prices in active markets for identical assets and liabilities
•Level 2 — inputs other than quoted prices in active markets for identical assets and liabilities that are observable, either directly or indirectly
•Level 3 — unobservable inputs
We perform procedures to verify the reasonableness of pricing information received from third parties for significant assets and liabilities classified as Level 2.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2020				December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$9,626	$9,626	$—	$—	$7,719	$7,719	$—	$—
Derivative assets(2)
Foreign currency	22,667	—	22,667	—	7,167	—	7,167	—
Commodity	806	—	806	—	46	—	46	—
Liabilities:
Derivative liabilities(2)
Foreign currency	$2,571	$—	$2,571	$—	$6,561	$—	$6,561	$—
Commodity	5,059	—	5,059	—	1,247	—	1,247	—

(1)Consists of registered money market funds and an equity index fund. These investments, which are trading securities, represent the net asset value as of the close of business at the end of the period based on the last trade or official close of an active market or exchange.
(2)Foreign currency and commodity derivatives are estimated using pricing models with market-based inputs, which take into account the present value of estimated future cash flows.
During 2018, proceeds from sales and maturities of available-for-sale securities were $175 million. There were no sales or maturities of available-for-sale securities during 2020 and 2019.
We have measured assets and liabilities held for sale and certain other impaired assets at fair value on a nonrecurring basis.
The following summarizes information about our financial instruments that are not required to be measured at fair value:

		December 31, 2020		December 31, 2019
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,180,024	$1,180,024	$1,014,138	$1,014,138
Cash equivalents(2)	Level 2	1,018,757	1,018,757	983,061	983,061
Marketable securities, current(2)	Level 2	23,345	23,345	7,262	7,262
Notes receivable, including noncurrent portion(3)	Level 3	38,295	38,295	28,117	28,117
Liabilities:
2023 Senior Notes(4)	Level 2	$609,764	$578,554	$557,185	$562,399
2024 Senior Notes(4)	Level 2	496,200	494,045	495,240	510,145
2028 Senior Notes(4)	Level 2	595,134	599,220	594,502	609,918
Other borrowings, including noncurrent portion(5)	Level 2	34,350	34,350	43,539	43,539
_______________________________________________________________________________
(1)Cash consists of bank deposits. Carrying amounts approximate fair value.
(2)The carrying amounts of these time deposits approximate fair value because of the short-term maturity of these instruments. Amortized cost is not materially different from the fair value.
(3)Notes receivable are carried at net realizable value which approximates fair value. Factors considered in determining the fair value include the credit worthiness of the borrower, current interest rates, the term of the note and any collateral pledged as security. Notes receivable are periodically assessed for impairment.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)The fair value of the Senior Notes was estimated based on quoted market prices and Level 2 inputs.
(5)Other borrowings primarily represent bank loans and other financing arrangements which primarily mature within one year. The carrying amount of borrowings under these arrangements approximates fair value because of the short-term maturity.
16.    Goodwill and Intangible Assets
As discussed above, we performed interim impairment testing of our goodwill and intangible assets in the first quarter of 2020 due to the impacts of COVID-19 and the decline in oil prices. We recognized impairment expense of $169 million on goodwill associated with Diversified Services and $27 million on intangible customer relationships associated with Stork. No additional impairment on goodwill or intangible assets was recognized during the remainder of 2020. During 2019, we recognized impairment expense of $34 million on intangible customer relationships associated with Stork.
The following table provides a summary of each major intangible asset class:

	December 31, 2020			December 31, 2019			Weighted Average Life
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships (finite-lived)	$—	$—	$—	$31,894	$(451)	$31,443	8
Trade names (finite-lived)	9,169	(4,844)	4,325	8,388	(3,460)	4,928	13
Trade names (indefinite-lived)	53,411	—	53,411	49,789	—	49,789	—
In-process research and development (indefinite-lived)	16,900	—	16,900	16,900	—	16,900	—
Other (finite-lived)	10,742	(7,805)	2,937	10,399	(6,919)	3,480	10
Total intangible assets(1)	$90,222	$(12,649)	$77,573	$117,370	$(10,830)	$106,540
(1)     The aggregate amortization expense for intangible assets with finite lives is expected to be $2 million during 2021 and $1 million during 2022, 2023, 2024 and 2025.
17.    Property, Plant and Equipment
Property, plant and equipment is as follows:

	December 31,
(cost in thousands)	2020	2019
Land	$52,424	$50,129
Buildings	299,560	279,901
Building and leasehold improvements	153,333	155,917
Machinery and equipment	927,075	875,581
Furniture and fixtures	144,667	133,573
Construction in progress	21,250	63,814
	1,598,309	1,558,915
Less accumulated depreciation	(1,037,225)	(964,089)
Net property, plant and equipment	$561,084	$594,826
18.    Stock-Based Compensation
Equity Awards
Stock-based compensation, which is generally recognized on a straight-line basis, totaled $22 million, $36 million and $43 million during 2020, 2019 and 2018, respectively. We recognized tax benefits of $5 million, $8 million and $10 million related to stock-based compensation during 2020, 2019 and 2018, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes RSU, restricted stock and stock option activity:

	RSU or Restricted Stock		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2017	933,464	$51.85	5,069,956	$60.08
Granted	603,111	57.88	33,615	58.15
Forfeited or expired	(38,365)	54.07	(352,624)	64.64
Vested/exercised	(513,078)	51.58	(161,562)	44.92
Outstanding as of December 31, 2018	985,132	$53.78	4,589,385	$60.25
Granted	1,356,303	32.68	1,192,108	22.47
Forfeited or expired	(173,604)	39.57	(351,885)	60.56
Vested/exercised	(507,520)	47.72	(48,131)	30.46
Outstanding as of December 31, 2019	1,660,311	$39.88	5,381,477	$52.13
Granted	1,355,975	10.30	975,290	11.06
Forfeited or expired	(114,352)	33.74	(603,835)	59.46
Vested/exercised	(643,340)	42.23	—	—
Outstanding as of December 31, 2020	2,258,594	$21.76	5,752,932	$44.40
Options exercisable as of December 31, 2020			3,784,647	$58.80
Remaining unvested options outstanding and expected to vest			1,948,602	$16.72
Our stock-based plans provide that RSUs and restricted stock may not be sold or transferred until service-based restrictions have lapsed and any performance objectives have been attained. Generally, upon termination of employment, RSUs and restricted stock which have not vested are forfeited. RSUs granted to executives in 2020, 2019 and 2018 generally vest ratably over 3 years. RSUs granted to one executive in 2020 vest over 5 years. RSUs granted to directors in 2020, 2019 and 2018 vested upon grant. RSUs awarded to directors in 2019 and 2018 (as well as one RSU award to a director in 2020) are subject to a post-vest holding period of 3 years. During 2020, 2019 and 2018, compensation expense related to RSUs of $17 million, $32 million and $30 million, respectively, was included in corporate G&A. The fair value of RSUs that vested during 2020, 2019 and 2018 was $5 million, $14 million and $28 million, respectively. The balance of unamortized RSU expense as of December 31, 2020 was $10 million, which is expected to be recognized over a weighted-average period of 1.4 years.
The exercise price of options represents the closing price of our common stock on the date of grant. The options granted in 2020, 2019 and 2018 generally vest over 3 years and expire 10 years after the grant date. Options granted to one executive in 2020 vest over 5 years. Stock option expense during 2020, 2019 and 2018 included in corporate G&A totaled $5 million, $4 million and $4 million, respectively. The aggregate intrinsic value of stock options exercised during 2019 and 2018 was $0.3 million and $2 million, respectively. There were no stock option exercises during 2020. The balance of unamortized stock option expense as of December 31, 2020 was $6 million, which is expected to be recognized over a weighted-average period of 2.2 years.
The grant date fair value of options and other significant assumptions follow:

	January 1 - November 30, 2020	December 31, 2020	January 1 - September 30, 2019	October 1 - December 31, 2019	2018
Weighted average grant date fair value	$4.59	$9.05	$7.99	$6.93	$14.87
Expected life of options (in years)	4.6	7.2	5.6	5.4	5.3
Risk-free interest rate	0.4%	0.5%	2.6%	1.7%	2.7%
Expected volatility	64.9%	60.8%	33.3%	46.6%	28.2%
Expected annual dividend per share	$0.00	$0.00	$0.84	$0.40	$0.84

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The computation of the expected volatility assumption used in the Black-Scholes calculations is based on a 50/50 blend of historical and implied volatility.
Information related to options outstanding as of December 31, 2020 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share
$8.81 - $29.50	2,088,027	9.2	$17.27	130,947	8.4	$29.03
$46.07 - $62.50	3,054,457	4.4	56.48	3,043,252	4.4	56.47
$70.76 - $79.19	610,448	2.3	76.77	610,448	2.3	76.77
	5,752,932	5.9	$44.40	3,784,647	4.2	$58.80
As of December 31, 2020, options outstanding had an aggregate intrinsic value of $5 million, and there was no intrinsic value for options exercisable.
During 2020, 2019 and 2018, performance-based award units totaling 1,156,365; 350,532; and 206,598, respectively, were awarded to Section 16 officers. These awards generally vest after a period of 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter. Accordingly, only one-third of the units awarded in any given year are deemed to be granted each year of the 3 year vesting periods. During 2020, the following units were granted:

	Performance-based Award Units Granted in 2020	Weighted Average Grant Date Fair Value Per Share
2020 Performance Award Plan	385,455	$9.05
2019 Performance Award Plan	116,844	$9.77
2018 Performance Award Plan	68,866	$10.75
For awards granted under the 2020, 2019 and 2018 performance award plans, the number of units are adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the award agreements.
Compensation expense of $1 million and $9 million related to performance-based award units was included in corporate G&A in 2019 and 2018, respectively. Compensation expense related to performance-based award units in 2020 was immaterial. The balance of unamortized compensation expense associated with performance-based award units as of December 31, 2020 was less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.
Liability Awards
We grant SGI awards in the form of stock units, determined by dividing the target amount by the closing price of our common stock at the grant date. Each stock unit represents the right to receive cash equal to the value of one share upon settlement. SGI awards granted to executives vest and become payable at a rate of one-third of the total award each year. Compensation expense of $25 million, $6 million and $6 million related to SGI awards was included in corporate G&A in 2020, 2019 and 2018, respectively. Liabilities associated with SGI awards were $29 million and $8 million as of December 31, 2020 and 2019, respectively.
During 2020, 2019 and 2018, performance-based awards were awarded to non-Section 16 executives and will be settled in cash. Compensation expense of $3 million, $8 million and $10 million related to these performance-based awards was included in corporate G&A in 2020, 2019 and 2018, respectively. Liabilities associated with these awards were $16 million and $14 million as of December 31, 2020 and 2019, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    Retirement Plans
DC Plans
Domestic and international DC plans are available to eligible salaried and craft employees. Company contributions to DC plans are based on an employee's eligible compensation and participation rate. We recognized expense of $130 million, $115 million and $150 million associated with contributions to our DC plans during 2020, 2019 and 2018, respectively.
DB Plans
Certain DB plans are available to eligible international salaried employees. Contributions to DB plans are at least the minimum amounts required by applicable regulations. Benefit payments under these plans are generally based upon length of service and/or qualifying compensation.
Net periodic pension expense for our DB Plans included the following components:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Service cost	$18,129	$15,750	$17,999
Interest cost	9,899	19,617	21,820
Expected return on assets	(26,304)	(32,645)	(38,064)
Amortization of prior service credit	(903)	(886)	(935)
Recognized net actuarial loss	5,806	10,303	8,368
(Gain) loss on settlement	(406)	137,898	21,900
Net periodic pension expense	$6,221	$150,037	$31,088

The service cost component of net periodic pension expense is presented in “Cost of revenue” and the other components of net periodic pension expense are presented in “Corporate G&A” and "(Gain) loss on pension settlement".
UK Plan
In 2018, we executed a buy-in policy contract with an insurance company to fully insure the benefits of the DB plan in the United Kingdom ("UK plan"). The UK plan was terminated in December 2019 and moved from "buy-in" to "buy-out" status, at which point the remaining benefit obligations were transferred to the insurer and we were relieved of any further obligation. During 2019, we recorded a loss on pension settlement of $138 million, which consisted primarily of unrecognized actuarial losses included in AOCI. The settlement of the plan did not impact our cash position.
During 2018, lump-sum distributions to participants of the UK plan exceeded the sum of the service and interest cost components of net periodic pension cost. As a result, we recorded a loss on partial pension settlement of $22 million.
DB Plan Assumptions
The ranges of assumptions indicated below cover DB plans in the Netherlands, Germany, the Philippines and the UK (2018 only) and are based on the economic environment in each host country at the end of each reporting period. The discount rates for the DB plans were determined primarily based on a hypothetical yield curve developed from the yields on high quality corporate and government bonds with durations consistent with the pension obligations in those countries. The expected long-term rate of return on asset assumptions utilizing historical returns, correlations and investment manager forecasts are established for all relevant asset classes including international equities and government, corporate and other debt securities.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31,
	2020	2019	2018
For determining projected benefit obligation ("PBO") at year-end:
Discount rates	0.80-3.50%	1.20-4.75%	1.80-7.25%
Rates of increase in compensation levels	2.25-6.00%	2.25-6.00%	2.25-7.00%
For determining net periodic cost for the year:
Discount rates	1.20-4.75%	1.80-7.25%	1.90-5.50%
Rates of increase in compensation levels	2.25-6.00%	2.25-7.00%	2.25-7.00%
Expected long-term rates of return on assets	1.20-5.60%	1.80-8.20%	1.90-7.00%
We evaluate the funded status of each of our DB plans using the above assumptions and determine the appropriate funding level in light of applicable regulatory requirements, tax deductibility, reporting considerations and other factors. The funding status of the plans is sensitive to changes in long-term interest rates and returns on plan assets, and funding obligations could increase substantially if interest rates fall dramatically or returns on plan assets are below expectations. Assuming no changes in current assumptions, we expect to contribute up to $12 million to our DB plans in 2021, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities would increase by approximately $57 million.
DB Plan Assets
The following table sets forth the target and actual allocations of plan assets:

		December 31,
	2020 Target Allocation	2020	2019
Asset category:
Debt securities	55% - 65%	63%	60%
Equity securities	25% - 35%	28%	31%
Other	0% - 10%	9%	9%
Total		100%	100%
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
Debt securities are comprised of corporate bonds, government securities and CCTs with underlying investments in corporate bonds, government and asset backed securities and interest rate swaps. Corporate bonds primarily consist of investment-grade rated bonds and notes, of which no significant concentration exists in any one rating category or industry. Government securities include international government bonds, some of which are inflation-indexed. Corporate bonds and government securities are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity securities span various industries and are comprised of common stocks of international companies as well as CCTs with underlying investments in common and preferred stocks. Publicly traded corporate equity securities are valued based on the closing price of an active market or exchange. Inactive securities are valued at the last reported bid price. As of both December 31, 2020 and 2019, direct investments in equity securities were concentrated in international securities.
Other plan assets include guaranteed investment contracts and CCTs. Guaranteed investment contracts are insurance contracts that guarantee a principal repayment and a stated rate of interest. The estimated fair value of these insurance contracts, which are Level 3 assets, represents the discounted value of guaranteed benefit payments. CCTs hold underlying investments primarily in commodities.
The following table delineates the fair value of the plan assets and liabilities of our DB Plans:

	December 31, 2020				December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Equity securities:
Common stock	$5,252	$5,252	$—	$—	$5,346	$5,346	$—	$—
CCTs	230,135	—	230,135	—	215,904	—	215,904	—
Debt securities:
Corporate bonds	532	—	532	—	493	—	493	—
Government securities	12,036	—	12,036	—	12,962	—	12,962	—
CCTs	507,691	—	507,691	—	412,416	—	412,416	—
Other:
Guaranteed investment contracts	20,588	—	—	20,588	19,650	—	—	19,650
CCTs	51,679	—	51,679	—	43,302	—	43,302	—
Plan assets measured at fair value, net	$827,913	$5,252	$802,073	$20,588	$710,073	$5,346	$685,077	$19,650
Plan assets not measured at fair value, net	1,507				590
Total plan assets, net	$829,420				$710,663
The following table presents information about Level 3 fair value measurements:

(in thousands)	2020	2019
Balance at beginning of year	$19,650	$374,724
Actual return on plan assets:
Assets still held at reporting date	2,092	1,609
Assets sold during the period	—	49,524
Purchases	343	187
Settlements	(1,497)	(406,394)
Balance at end of year	$20,588	$19,650

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents expected future benefit payments related to our DB Plans:

Year Ended December 31,	(in thousands)
2021	$21,387
2022	21,461
2023	21,677
2024	22,347
2025	23,065
2026 — 2030	125,302
The following table sets forth the change in PBO, plan assets and funded status of the plans:

	December 31,
(in thousands)	2020	2019
Change in PBO:
Benefit obligation at beginning of year	$748,784	$1,020,633
Service cost	18,129	15,750
Interest cost	9,899	19,617
Employee contributions	2,860	3,382
Currency translation	72,178	(2,794)
Actuarial (gain) loss (1)	58,258	117,549
Benefits paid	(17,224)	(27,362)
Divestitures	—	(1,669)
Curtailments	(6,574)	—
Settlements	(16,475)	(396,322)
PBO at end of year	869,835	748,784
Change in plan assets:
Plan assets at beginning of year	710,663	964,289
Actual return on plan assets	55,819	153,033
Company contributions	24,752	14,591
Employee contributions	2,860	3,382
Currency translation	69,025	(948)
Benefits paid	(17,224)	(27,362)
Settlements	(16,475)	(396,322)
Plan assets at end of year	829,420	710,663
Funded status — (Under)/overfunded	$(40,415)	$(38,121)
Amounts recognized in the Consolidated Balance Sheet:
Pension assets included in other assets	$—	$1,349
Pension liabilities included in other accrued liabilities	(647)	(2,041)
Pension liabilities included in noncurrent liabilities	(39,768)	(37,429)
AOCI (pre-tax)	$161,534	$130,619
Plans with PBO in excess of plan assets:
PBO	$869,835	$78,961
Plan assets	829,420	39,491
Plans with ABO in excess of plan assets:
ABO	$45,757	$73,865
Plan assets	20,588	39,491

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Actuarial losses are primarily due to assumption changes.
The total ABO for all DB Plans as of December 31, 2020 and 2019 was $793 million and $681 million, respectively.
Multiemployer Pension Plans
In addition to our DB plans discussed above, we participate in multiemployer pension plans for unionized construction and maintenance craft employees. Company contributions are based on the hours worked by employees covered under various collective bargaining agreements and totaled $38 million, $32 million and $30 million during 2020, 2019 and 2018, respectively. We are not aware of any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants. None of these multiemployer pension plans are individually significant to us. The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because we are not responsible for the current or future funding of these plans.
20.    Other Noncurrent Liabilities
We have deferred compensation plans and other retirement arrangements for executives which generally provide for payments upon retirement, death or termination of employment. As of December 31, 2020 and 2019, the obligations related to these plans totaled $329 million and $338 million, respectively, within noncurrent liabilities. To fund these obligations, we have established non-qualified trusts, which are included in noncurrent assets. These trusts hold life insurance policies and marketable securities. These trusts were valued at $350 million and $341 million as of December 31, 2020 and 2019, respectively. Periodic changes in the value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate changes to the obligations which are also reflected in earnings.
We maintain appropriate levels of insurance for business risks, including workers compensation and general liability. Insurance coverages contain various retention amounts for which we provide accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. As of December 31, 2020 and 2019, insurance liabilities of $70 million and $80 million, respectively, were included in noncurrent liabilities.
21.    Leases
The following summarizes lease expense:

	Year Ended December 31, 2020		Year Ended December 31, 2019
Lease Expense / (Sublease Income)	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
(in thousands)
Operating lease cost	$83,938	$792	$90,591	$809
Finance lease cost
Amortization of right-of-use assets	651	676	1,394	27
Interest on lease liabilities	23	117	65	2
Variable lease cost (1)	7,415	—	19,231	—
Short-term lease cost	92,161	24,900	119,737	43,807
Sublease income	(6,797)	(10,278)	(8,905)	(25,832)
Total lease expense	$177,391	$16,207	$222,113	$18,813
(1)Primarily relates to rent escalation due to cost of living indexation and payments for property taxes, insurance or common area maintenance based on actual assessments.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to our right-of use assets and lease liabilities follows:

		December 31, 2020		December 31, 2019
Lease Assets / Liabilities	Balance Sheet Classification	Cont Ops	Disc Ops	Cont Ops	Disc Ops
(in thousands)
Right-of-use assets
Operating lease assets	Other assets	$215,134	$—	$259,169	$—
Operating lease assets	Current assets held for sale	—	2,434	13,123	3,259
Finance lease assets	Other assets	400	—	937	—
Finance lease assets	Current assets held for sale	—	9,069	—	181
Total right-of-use assets		$215,534	$11,503	$273,229	$3,440
Lease liabilities
Operating lease liabilities, current	Other accrued liabilities	$62,180	$—	$65,961	$—
Operating lease liabilities, noncurrent	Noncurrent liabilities	176,776	—	219,146	—
Operating lease liabilities	Current liabilities held for sale	—	2,434	13,228	3,180
Finance lease liabilities, current	Other accrued liabilities	114	—	906	—
Finance lease liabilities, noncurrent	Noncurrent liabilities	—	—	8	—
Finance lease liabilities	Current liabilities held for sale	—	8,327	—	191
Total lease liabilities		$239,070	$10,761	$299,249	$3,371
Supplemental information related to our leases follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Cont Ops	Disc Ops	Cont Ops	Disc Ops
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$89,649	$780	$91,308	$787
Operating cash flows from finance leases	23	117	65	3
Financing cash flows from finance leases	761	1,365	1,547	25
Right-of-use assets obtained in exchange for new operating lease liabilities	20,471	—	96,984	546
Right-of-use assets obtained in exchange for new finance lease liabilities	—	8,663	—	222
Weighted-average remaining lease term - operating leases	6.1 years	4.3 years	6.5 years	4.8 years
Weighted-average remaining lease term - finance leases	2.1 years	5.0 years	2.2 years	3.5 years
Weighted-average discount rate - operating leases	3.04%	3.47%	3.34%	3.50%
Weighted-average discount rate - finance leases	3.39%	2.72%	3.38%	2.64%

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The remaining lease payments under our operating and finance leases follows:

	Cont Ops		Disc Ops
Year Ended December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
(in thousands)
2021	$68,649	$8	$654	$2,927
2022	55,736	55	609	2,906
2023	41,029	62	554	1,436
2024	28,211	—	482	821
2025	20,275	—	324	612
Thereafter	47,358	—	—	—
Total lease payments	$261,258	$125	$2,623	$8,702
Less: Interest	(22,302)	(11)	(189)	(375)
Present value of lease liabilities	$238,956	$114	$2,434	$8,327
During 2018, net rental expense amounted to $360 million (including $2 million from discontinued operations).
22.    Derivatives and Hedging
Derivatives Designated as Hedges
As of December 31, 2020, we had total gross notional amounts of $749 million of foreign currency contracts outstanding (primarily related to the Canadian Dollar, Chinese Yuan, British Pound, Euro, Indian Rupee and Philippine Peso) that were designated as hedges. The foreign currency contracts are of varying duration, none of which extend beyond December 2024. There were no commodity contracts outstanding that were designated as hedges as of December 31, 2020.
The fair values of derivatives designated as hedging instruments follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	December 31, 2020	December 31, 2019	Balance Sheet Location	December 31, 2020	December 31, 2019
Foreign currency contracts	Other current assets	$20,004	$2,871	Other accrued liabilities	$4	$1,585
Commodity contracts	Other current assets	—	10	Other accrued liabilities	—	—
Foreign currency contracts	Other assets	2,184	3,757	Noncurrent liabilities	25	4,747
Total		$22,188	$6,638		$29	$6,332

The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with derivative instruments designated as cash flow hedges follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI				After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
Cash Flow Hedges (in thousands)	2020	2019	2018	Location of Gain (Loss)	2020	2019	2018
Foreign currency contracts	$19,608	$1,043	$(5,207)	Cost of revenue	$2,382	$(1,041)	$(4,432)
Commodity contracts	(107)	460	—	Cost of revenue	(100)	453	—
Interest rate contracts	—	—	—	Interest expense	(1,678)	(1,049)	(1,049)
Total	$19,501	$1,503	$(5,207)		$604	$(1,637)	$(5,481)
Derivatives Not Designated as Hedges
As of December 31, 2020, we also had total gross notional amounts of $228 million of foreign currency contracts and $28 million of commodity contracts outstanding that were not designated as hedges. The foreign currency contracts primarily

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to contract obligations denominated in nonfunctional currencies. The gains and losses associated with derivatives not designated as hedges were not material for any period presented.
23.     Other Comprehensive Income (Loss)
    The components of OCI follow:

	Year Ended December 31,
	2020			2019			2018
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$(17,127)	$—	$(17,127)	$101,096	$(35,596)	$65,500	$(116,775)	$16,214	$(100,561)
Ownership share of equity method investees' OCI	(21,837)	3,309	(18,528)	(15,630)	3,846	(11,784)	12,118	(3,176)	8,942
DB plan adjustments	(19,392)	—	(19,392)	150,427	(44,975)	105,452	(59,920)	7,329	(52,591)
Unrealized gain (loss) on hedges	23,531	(4,634)	18,897	4,734	(1,594)	3,140	1,490	(1,216)	274
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	1,134	(425)	709
Total OCI	(34,825)	(1,325)	(36,150)	240,627	(78,319)	162,308	(161,953)	18,726	(143,227)
Less: OCI attributable to NCI	883	—	883	(1,350)	—	(1,350)	(2,239)	—	(2,239)
OCI attributable to Fluor Corporation	$(35,708)	$(1,325)	$(37,033)	$241,977	$(78,319)	$163,658	$(159,714)	$18,726	$(140,988)

The changes in AOCI balances follow:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2019	$(242,950)	$(35,456)	$(99,197)	$(2,270)	$(379,873)
OCI before reclassifications	(18,010)	(19,076)	(22,921)	19,501	(40,506)
Amounts reclassified from AOCI	—	548	3,529	(604)	3,473
Net OCI	(18,010)	(18,528)	(19,392)	18,897	(37,033)
Balance as of December 31, 2020	$(260,960)	$(53,984)	$(118,589)	$16,627	$(416,906)
Attributable to NCI:
Balance as of December 31, 2019	$(5,051)	$—	$—	$—	$(5,051)
OCI before reclassifications	883	—	—	—	883
Amount reclassified from AOCI	—	—	—	—	—
Net OCI	883	—	—	—	883
Balance as of December 31, 2020	$(4,168)	$—	$—	$—	$(4,168)

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2018	$(309,800)	$(23,672)	$(204,649)	$(5,410)	$(543,531)
OCI before reclassifications	19,957	(12,304)	4,006	1,503	13,162
Amounts reclassified from AOCI	46,893	520	101,446	1,637	150,496
Net OCI	66,850	(11,784)	105,452	3,140	163,658
Balance as of December 31, 2019	$(242,950)	$(35,456)	$(99,197)	$(2,270)	$(379,873)
Attributable to NCI:
Balance as of December 31, 2018	$(3,701)	$—	$—	$—	$(3,701)
OCI before reclassifications	(1,350)	—	—	—	(1,350)
Amount reclassified from AOCI	—	—	—	—	—
Net OCI	(1,350)	—	—	—	(1,350)
Balance as of December 31, 2019	$(5,051)	$—	$—	$—	$(5,051)

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' OCI	DB Plans	Unrealized Gain (Loss) on Hedges	Unrealized Gain (Loss) on Available- for-Sale Securities	AOCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2017	$(211,478)	$(32,614)	$(152,058)	$(5,684)	$(709)	$(402,543)
OCI before reclassifications	(98,322)	7,986	(77,209)	(5,207)	—	(172,752)
Amounts reclassified from AOCI	—	956	24,618	5,481	709	31,764
Net OCI	(98,322)	8,942	(52,591)	274	709	(140,988)
Balance as of December 31, 2018	$(309,800)	$(23,672)	$(204,649)	$(5,410)	$—	$(543,531)
Attributable to NCI:
Balance as of December 31, 2017	$(1,462)	$—	$—	$—	$—	$(1,462)
OCI before reclassifications	(2,239)	—	—	—	—	(2,239)
Amount reclassified from AOCI	—	—	—	—	—	—
Net OCI	(2,239)	—	—	—	—	(2,239)
Balance as of December 31, 2018	$(3,701)	$—	$—	$—	$—	$(3,701)

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of AOCI follow:

	Location in Consolidated Statement of Operations	Year Ended December 31,
(in thousands)		2020	2019	2018
Component of AOCI:
Foreign currency translation adjustment	Impairment, restructuring & other exit costs	$—	$(84,286)	$—
Income tax benefit	Income tax expense (benefit)	—	37,393	—
Net of tax		$—	$(46,893)	$—

Ownership share of equity method investees' OCI	Cost of revenue	$(730)	$(695)	$(1,297)
Income tax benefit	Income tax expense (benefit)	182	175	341
Net of tax		$(548)	$(520)	$(956)

DB plan adjustments	Various accounts(1)	$(3,529)	$(146,579)	$(28,730)
Income tax benefit	Income tax expense (benefit)	—	45,133	4,112
Net of tax		$(3,529)	$(101,446)	$(24,618)

Unrealized gain (loss) on hedges:
Commodity and foreign currency contracts	Various accounts(2)	$1,837	$(1,370)	$(6,540)
Interest rate contracts	Interest expense	(1,678)	(1,678)	(1,678)
Income tax benefit	Income tax expense (benefit)	445	1,411	2,737
Net of tax:		$604	$(1,637)	$(5,481)

Unrealized loss on available-for-sale securities	Corporate G&A	$—	$—	$(1,134)
Income tax benefit	Income tax expense (benefit)	—	—	425
Net of tax		$—	$—	$(709)

(1)DB plan adjustments were reclassified to "Corporate G&A" and "Loss on pension settlement".
(2)Gains and losses on commodity and foreign currency derivatives were reclassified to "Cost of revenue" and "Corporate G&A".
24. Discontinued Operations
We expect to complete the sale of the AMECO equipment business, which is reported in Disc Ops, within the first half of 2021. The assets and liabilities of the AMECO business are classified as held for sale. During 2020, we recognized impairment expense of $146 million, of which $12 million related to goodwill, to reduce the AMECO assets to their fair value less cost to sell. The fair value of the AMECO assets were determined using a combination of observable level 2 inputs, including indicative offers and ongoing negotiations for the related assets.
In August 2020, we sold our AMECO equipment business in Jamaica for $18 million and recognized a loss of $1 million. The operations of the AMECO business in Jamaica were included in Disc Ops through the date of sale.

In August 2019, we settled legal matters related to a previously divested business. The resulting gain and all associated legal fees were included in "Other" in the tables below.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disc Ops information follows:

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
(in thousands)	AMECO	Other	Total	AMECO	Other	Total	AMECO	Other	Total
Revenue	$215,684	$—	$215,684	$260,276	$—	$260,276	$253,130	$—	$253,130
Cost of revenue	193,583	—	193,583	277,420	—	277,420	222,139	—	222,139
Corporate general and administrative expense	234	13,198	13,432	239	(21,152)	(20,913)	282	4,792	5,074
Impairment of assets held for sale	145,700	—	145,700	—	—	—	—	—	—
Interest expense (income), net	159	—	159	(341)	—	(341)	(354)	—	(354)
Total cost and expenses	339,676	13,198	352,874	277,318	(21,152)	256,166	222,067	4,792	226,859
Earnings (loss) before taxes from Disc Ops	(123,992)	(13,198)	(137,190)	(17,042)	21,152	4,110	31,063	(4,792)	26,271
Income tax expense (benefit)	3,957	—	3,957	(3,940)	4,447	507	6,900	(1,064)	5,836
Net earnings (loss) from Disc Ops	$(127,949)	$(13,198)	$(141,147)	$(13,102)	$16,705	$3,603	$24,163	$(3,728)	$20,435
The following summarizes information related to assets and liabilities classified as held for sale:

	December 31, 2020					December 31, 2019
(in thousands)	AMECO	Other	Total from Discontinued Operations	Other Assets and Liabilities from Continuing Operations	Total	AMECO	Other	Total from Discontinued Operations	Other Assets and Liabilities from Continuing Operations	Total
Accounts and notes receivable, net	$41,988	$10,476	$52,464	$64	$52,528	$69,126	$15,925	$85,051	$17,513	$102,564
Contract assets	2,188	—	2,188	—	2,188	3,497	—	3,497	3,779	7,276
Other current assets	7,098	—	7,098	2,712	9,810	54,116	—	54,116	8,112	62,228
Current assets held for sale	51,274	10,476	61,750	2,776	64,526	126,739	15,925	142,664	29,404	172,068

Property, plant and equipment, net	113,080	—	113,080	41,160	154,240	232,792	—	232,792	64,792	297,584
Goodwill	—	—	—	—	—	12,338	—	12,338	9,295	21,633
Investments	—	—	—	5,063	5,063	—	—	—	7,293	7,293
Other assets	13,788	—	13,788	—	13,788	5,868	—	5,868	12,654	18,522
Noncurrent assets held for sale (1)	126,868	—	126,868	46,223	173,091	250,998	—	250,998	94,034	345,032
Total assets held for sale	$178,142	$10,476	$188,618	$48,999	$237,617	$377,737	$15,925	$393,662	$123,438	$517,100

Accounts payable	$17,355	$13	$17,368	$75	$17,443	$24,692	$—	$24,692	$6,702	$31,394
Contract liabilities	125	—	125	10	135	4,466	—	4,466	25	4,491
Accrued salaries, wages and benefits	6,042	—	6,042	98	6,140	8,913	—	8,913	919	9,832
Other accrued liabilities	11,780	—	11,780	327	12,107	9,451	—	9,451	11,562	21,013
Current liabilities held for sale	35,302	13	35,315	510	35,825	47,522	—	47,522	19,208	66,730

Noncurrent liabilities held for sale(1)	9,479	—	9,479	—	9,479	4,272	—	4,272	11,320	15,592
Total liabilities held for sale	$44,781	$13	$44,794	$510	$45,304	$51,794	$—	$51,794	$30,528	$82,322
(1)    Noncurrent assets and liabilities held for sale were classified as current as we expect to complete the sale of the AMECO businesses within the first half of 2021.
    Our cash flow information for 2020, 2019 and 2018 included the following activities related to AMECO Disc Ops:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Impairment expense - Disc Ops	$145,700	$—	$—
Depreciation of fixed assets	—	44,295	72,137
Amortization of stock-based awards	56	123	103
Capital expenditures	(23,430)	(68,048)	(40,856)

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25.    Quarterly Financial Data (Unaudited)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2020
Revenue	$4,118.6	$4,091.0	$3,803.2	$3,655.7
Cost of revenue	4,057.2	4,023.5	3,669.5	3,533.0
Earnings (loss) from Cont Ops before taxes	(228.4)	10.9	52.2	(41.7)
Net earnings (loss) from Cont Ops	(161.6)	(20.2)	23.4	(67.2)
Amounts attributable to Fluor Corporation:
Net earnings (loss) from Cont Ops	(171.1)	(26.9)	19.1	(115.0)
Net earnings (loss) from Disc Ops	(94.9)	1.9	0.2	(48.3)
Net earnings (loss)	$(266.0)	$(25.0)	$19.3	$(163.3)
Basic earnings (loss) per share attributable to Fluor Corporation:
Net earnings (loss) from Cont Ops	$(1.22)	$(0.19)	$0.14	$(0.82)
Net earnings (loss) from Disc Ops	(0.68)	0.01	—	(0.34)
Net earnings (loss)	$(1.90)	$(0.18)	$0.14	$(1.16)
Diluted earnings (loss) per share attributable to Fluor Corporation:
Net earnings (loss) from Cont Ops	$(1.22)	$(0.19)	$0.14	$(0.82)
Net earnings (loss) from Disc Ops	(0.68)	0.01	—	(0.34)
Net earnings (loss)	$(1.90)	$(0.18)	$0.14	$(1.16)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2019
Revenue	$4,133.6	$4,146.4	$4,628.6	$4,408.7
Cost of revenue	4,070.9	4,577.6	4,537.3	4,348.0
Earnings (loss) from Cont Ops before taxes	(29.0)	(511.9)	(258.8)	(271.8)
Net earnings (loss) from Cont Ops	(44.2)	(436.1)	(754.1)	(322.3)
Amounts attributable to Fluor Corporation:
Net earnings (loss) from Cont Ops	(68.1)	(397.4)	(766.6)	(293.7)
Net earnings (loss) from Disc Ops	(0.8)	(16.6)	23.5	(2.5)
Net earnings (loss)	$(68.9)	$(414.0)	$(743.1)	$(296.2)
Basic earnings (loss) per share attributable to Fluor Corporation:
Net earnings (loss) from Cont Ops	$(0.49)	$(2.84)	$(5.47)	$(2.10)
Net earnings (loss) from Disc Ops	—	(0.11)	0.17	(0.01)
Net earnings (loss)	$(0.49)	$(2.95)	$(5.30)	$(2.11)
Diluted earnings (loss) per share attributable to Fluor Corporation:
Net earnings (loss) from Cont Ops	$(0.49)	$(2.84)	$(5.47)	$(2.10)
Net earnings (loss) from Disc Ops	—	(0.11)	0.17	(0.01)
Net earnings (loss)	$(0.49)	$(2.95)	$(5.30)	$(2.11)

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant items affecting 2020 earnings included the following:
•Charges totaling $298 million for impairments of goodwill, intangible assets, investments and other assets during the first quarter of 2020.
•Charges totaling $55 million for current expected credit losses associated with Energy & Chemicals clients during the first quarter of 2020.
•Charges totaling $52 million for project positions due to COVID-19 related schedule delays and associated cost growth during the first quarter of 2020.
•Charges totaling $100 million and $46 million for impairments of assets held for sale (included in Disc Ops) during the first and fourth quarters of 2020, respectively.
Significant items affecting 2019 earnings included the following:
•Charges totaling $31 million from the resolution of certain close-out matters with a customer during the first quarter of 2019.

•Charges totaling $61 million, $179 million and $20 million from late design changes, schedule-driven cost growth including liquidated damages, and subcontractor negotiations on a lump-sum, offshore project during the first, second and fourth quarters of 2019, respectively.

•Charges totaling $26 million and $109 million, including the settlement of client disputes, as well as cost growth related to certain close-out matters, on three lump-sum, gas-fired power plant projects during the first and second quarters of 2019, respectively.

•Charges totaling $26 million from the write-off of pre-contract costs during the second quarter of 2019.

•Charges totaling $87 million from schedule-driven cost growth and client and subcontractor negotiations on two lump-sum, downstream projects and scope reductions on a large upstream project during the second quarter of 2019.

•Charges totaling $55 million and $78 million from late engineering changes and schedule-driven cost growth, as well as negotiations with clients and subcontractors on pending change orders, for several infrastructure projects during the second and fourth quarters of 2019, respectively.

•Charges totaling $4 million, $57 million and $21 million for late engineering changes and cost growth related to the Radford project during the first, second and third quarters of 2019, respectively.

•Gains of $13 million and $18 million resulting from the favorable resolution of a longstanding customer dispute during the second and third quarters of 2019, respectively.

•Charges totaling $59 million for cost growth on the Warren project during the third quarter of 2019.

•Charges totaling $546 million and $185 million related to establishing a valuation allowance against deferred tax assets during the third and fourth quarters of 2019, respectively.

•Impairment, restructuring and other exit costs totaling $27 million, $27 million, $334 million and $145 million during the first, second, third and fourth quarters of 2019, respectively.

•Loss on pension settlement of $138 million during the fourth quarter of 2019.

•Gain of $89 million related to the settlement agreement with Westinghouse during the fourth quarter of 2019.