Form 10-Q
period 2021-03-31
FLUOR CORP
filed 2021-05-07
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2021, 141,339,543 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2020 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
2020 Quarter	Three months ended March 31, 2020
2021 Quarter	Three months ended March 31, 2021
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Cont Ops	Continuing operations
Corporate G&A	Corporate general and administrative expense
COVID-19	Coronavirus pandemic
DB plan	Defined benefit pension plan
Disc Ops	Discontinued operations
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
Fluor	Fluor Corporation
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
LNG	Liquefied natural gas
NCI	Noncontrolling interests
NM	Not meaningful
NuScale	NuScale Power, LLC; A designer of small modular nuclear reactors
OCI	Other comprehensive income (loss)
Q1 2021 10-Q	Quarterly Report on Form 10-Q for the three months ended March 31, 2021
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
Stork	Stork Holding B.V. and subsidiaries; Acquired by Fluor in 2016
SMR	Small modular reactor
VDI	Value driver incentive
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Revenue	$2,938,526	$3,697,694
Cost of revenue	2,845,750	3,633,848
Gross profit	92,776	63,846

Corporate general and administrative expense	(65,594)	(33,558)
Impairment, restructuring and other exit costs	(26,392)	(102,365)
Foreign currency gain (loss)	(11,270)	45,162
Operating profit	(10,480)	(26,915)

Interest expense	(20,724)	(16,551)
Interest income	3,649	11,925
Earnings (loss) from Cont Ops before taxes	(27,555)	(31,541)
Income tax expense (benefit)	598	(62,281)
Net earnings (loss) from Cont Ops	(28,153)	30,740
Net earnings (loss) from Disc Ops	(25,759)	(287,190)
Net earnings (loss)	(53,912)	(256,450)

Less: Net earnings (loss) attributable to NCI from Cont Ops	32,819	9,132
Net earnings (loss) attributable to Fluor from Cont Ops	(60,972)	21,608

Less: Net earnings (loss) attributable to NCI from Disc Ops	293	377
Net earnings (loss) attributable to Fluor from Disc Ops	(26,052)	(287,567)

Net earnings (loss) attributable to Fluor	$(87,024)	$(265,959)

Basic earnings (loss) per share attributable to Fluor
Net earnings (loss) from Cont Ops	$(0.43)	$0.15
Net earnings (loss) from Disc Ops	(0.19)	(2.05)
Net earnings (loss)	$(0.62)	$(1.90)

Diluted earnings (loss) per share attributable to Fluor
Net earnings (loss) from Cont Ops	$(0.43)	$0.15
Net earnings (loss) from Disc Ops	(0.19)	(2.05)
Net earnings (loss)	$(0.62)	$(1.90)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2021	2020
Net earnings (loss)	$(53,912)	$(256,450)
OCI, net of tax:
Foreign currency translation adjustment	2,699	(111,101)
Ownership share of equity method investees’ OCI	(2,064)	(8,172)
DB plan adjustments	1,651	1,046
Unrealized gain (loss) on hedges	(3,051)	(5,470)
Total OCI, net of tax	(765)	(123,697)
Comprehensive income (loss)	(54,677)	(380,147)
Less: Comprehensive income (loss) attributable to NCI	32,910	5,292
Comprehensive income (loss) attributable to Fluor	$(87,587)	$(385,439)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in thousands, except share and per share amounts)	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents ($608,448 and $654,852 related to VIEs)	$1,937,800	$2,198,781
Marketable securities ($66 related to VIEs in both periods)	18,698	23,345
Accounts and notes receivable, net ($219,061 and $238,376 related to VIEs)	862,305	935,676
Contract assets ($364,234 and $237,923 related to VIEs)	1,007,283	859,675
Other current assets ($27,914 and $29,408 related to VIEs)	385,359	378,043
Current assets held for sale	958,092	638,489
Total current assets	5,169,537	5,034,009

Noncurrent assets
Property, plant and equipment ($36,830 and $34,847 related to VIEs)	456,733	463,827
Goodwill	206,958	207,369
Investments	520,995	527,416
Deferred taxes	81,376	77,915
Deferred compensation trusts	313,659	350,427
Other assets ($40,919 and $40,829 related to VIEs)	271,657	269,610
Noncurrent assets held for sale	—	379,239
Total noncurrent assets	1,851,378	2,275,803
Total assets	$7,020,915	$7,309,812

LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($290,920 and $328,940 related to VIEs)	$1,102,174	$1,115,625
Short-term borrowings	4,704	4,890
Contract liabilities ($253,006 and $262,811 related to VIEs)	1,035,932	1,093,761
Accrued salaries, wages and benefits ($24,702 and $28,381 related to VIEs)	506,654	578,827
Other accrued liabilities ($27,553 and $36,646 related to VIEs)	296,357	376,451
Current liabilities related to assets held for sale	495,524	402,483
Total current liabilities	3,441,345	3,572,037

Long-term debt	1,678,496	1,701,098
Deferred taxes	77,583	80,745
Other noncurrent liabilities ($9,264 and $9,164 related to VIEs)	578,834	593,765
Noncurrent liabilities related to assets held for sale	—	98,940

Contingencies and commitments

Equity
Shareholders’ equity
Preferred stock — authorized 20,000,000 shares ($0.01 par value); none issued	—	—
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 141,339,543 and 140,715,205 shares in 2021 and 2020, respectively	1,410	1,404
Additional paid-in capital	236,923	195,940
AOCI	(417,469)	(416,906)
Retained earnings	1,162,790	1,249,809
Total shareholders’ equity	983,654	1,030,247
NCI	261,003	232,980
Total equity	1,244,657	1,263,227
Total liabilities and equity	$7,020,915	$7,309,812
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(in thousands)	2021	2020
OPERATING CASH FLOW
Net earnings (loss)	$(53,912)	$(256,450)
Adjustments to reconcile net earnings (loss) to operating cash flow:
Impairment expense - Cont Ops	26,392	102,365
Impairment expense - Disc Ops	20,500	295,239
Depreciation	23,720	26,528
Amortization of intangibles	280	2,189
(Earnings) loss from equity method investments, net of distributions	922	1,354
(Gain) loss on sales of assets	1,729	(948)
Stock-based compensation	10,193	5,977
Deferred taxes	(5,494)	(5,055)
Net retirement plan expense (contributions)	(9,406)	(5,833)
Changes in assets and liabilities	(229,525)	(232,102)
Other	(15,952)	2,993
Operating cash flow	(230,553)	(63,743)

INVESTING CASH FLOW
Purchases of marketable securities	(6,335)	(6,115)
Proceeds from the sales and maturities of marketable securities	11,066	6,921
Capital expenditures	(30,141)	(30,094)
Proceeds from sales of property, plant and equipment	8,301	13,465
Investments in partnerships and joint ventures	(47,829)	(5,971)
Other	433	56
Investing cash flow	(64,505)	(21,738)

FINANCING CASH FLOW
Dividends paid	—	(14,700)
Other borrowings	3,264	22,203
Distributions paid to NCI	(8,418)	(2,751)
Capital contributions by NCI	42,101	19,968
Taxes paid on vested restricted stock	(4,037)	(1,208)
Other	(4,520)	(884)
Financing cash flow	28,390	22,628

Effect of exchange rate changes on cash	5,687	(63,472)
Increase (decrease) in cash and cash equivalents	(260,981)	(126,325)
Cash and cash equivalents at beginning of period	2,198,781	1,997,199
Cash and cash equivalents at end of period	$1,937,800	$1,870,874

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	140,715	$1,404	$195,940	$(416,906)	$1,249,809	$1,030,247	$232,980	$1,263,227
Net earnings (loss)	—	—	—	—	(87,024)	(87,024)	33,112	(53,912)
OCI	—	—	—	(563)	—	(563)	(202)	(765)
Distributions to NCI	—	—	—	—	—	—	(8,418)	(8,418)
Capital contributions by NCI	—	—	—	—	—	—	42,101	42,101
Other NCI transactions	—	—	34,343	—	—	34,343	(38,570)	(4,227)
Stock-based compensation	625	6	6,640	—	5	6,651	—	6,651
BALANCE AS OF MARCH 31, 2021	141,340	$1,410	$236,923	$(417,469)	$1,162,790	$983,654	$261,003	$1,244,657

(in thousands, except per share amounts)	Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	140,174	$1,399	$165,314	$(379,873)	$1,700,912	$1,487,752	$96,340	$1,584,092
Net earnings (loss)	—	—	—	—	(265,959)	(265,959)	9,509	(256,450)
Cumulative adjustment for the adoption of ASC 326	—	—	—	—	(1,977)	(1,977)	—	(1,977)
OCI	—	—	—	(119,480)	—	(119,480)	(4,217)	(123,697)
Dividends ($0.10 per share)	—	—	—	—	(14,131)	(14,131)	—	(14,131)
Distributions to NCI	—	—	—	—	—	—	(2,751)	(2,751)
Capital contributions by NCI	—	—	—	—	—	—	19,968	19,968
Other NCI transactions	—	—	672	—	—	672	(329)	343
Stock-based compensation	359	4	4,764	—	—	4,768	—	4,768
BALANCE AS OF MARCH 31, 2020	140,533	$1,403	$170,750	$(499,353)	$1,418,845	$1,091,645	$118,520	$1,210,165

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. Principles of Consolidation
These financial statements do not include footnotes and certain financial information normally presented annually under GAAP, and therefore, should be read in conjunction with our 2020 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Although such estimates are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available, our reported results of operations may not necessarily be indicative of results that we expect for the full year.
The financial statements included herein are unaudited. In management's opinion, they contain all adjustments of a normal recurring nature which are necessary to present fairly our financial position and our operating results as of and for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2020 have been reclassified to conform to the 2021 presentation, which includes the segregation of Disc Ops and assets and liabilities held for sale. Segment operating information for 2020 has been recast to reflect changes in the composition of our reportable segments during 2021. Certain amounts in tables may not total or agree back to the financial statements due to immaterial rounding differences. Management has evaluated all material events occurring subsequent to March 31, 2021 through the filing date of this Q1 2021 10-Q.
Quarters are typically 13 weeks in length but, due to our fiscal year ending on December 31, the number of weeks in a reporting period may vary slightly during the year and for comparable prior year periods. We report our quarterly results of operations based on periods ending on the Sunday nearest March 31, June 30 and September 30, allowing for a 13-week quarter. For clarity of presentation, all periods are presented as if the periods ended on March 31, June 30 and September 30.
In the first quarter of 2021, we committed to a plan to sell our Stork business, and our plan to sell the AMECO equipment business remains unchanged. Therefore, both Stork and AMECO are reported as Disc Ops. We expect to complete the sale of Stork before the end of the first quarter of 2022 and the sale of AMECO within the first half of 2021. The assets and liabilities of the Stork and AMECO businesses are classified as held for sale for all periods presented.
2. Recent Accounting Pronouncements
Accounting pronouncements that were implemented by us during the 2021 Quarter
In the first quarter of 2021, we adopted ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity's Own Equity,” which simplifies accounting for convertible instruments and the application of the derivatives scope exception for contracts in our own equity. ASU 2020-06 eliminates two of the three models in the current guidance that require separating embedded conversion features from convertible instruments and also eliminates some of the requirements for equity classification. ASU 2020-06 also addresses how convertible instruments are accounted for in the diluted EPS calculation. The adoption did not have any impact on our financial statements.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
3. Earnings Per Share
Potentially dilutive securities include stock options, RSUs, restricted stock and performance-based award units. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Amounts attributable to Fluor:
Net earnings (loss) from Cont Ops	$(60,972)	$21,608
Net earnings (loss) from Disc Ops	(26,052)	(287,567)
Net earnings (loss)	$(87,024)	$(265,959)

Basic EPS attributable to Fluor:
Weighted average common shares outstanding	140,900	140,262

Net earnings (loss) from Cont Ops	$(0.43)	$0.15
Net earnings (loss) from Disc Ops	(0.19)	(2.05)
Net earnings (loss)	$(0.62)	$(1.90)

Diluted EPS attributable to Fluor:
Weighted average common shares outstanding	140,900	140,262
Dilutive effects:
Stock options, RSUs, restricted stock and performance-based award units (1)	—	—
Weighted average diluted shares outstanding	140,900	140,262

Net earnings (loss) from Cont Ops	$(0.43)	$0.15
Net earnings (loss) from Disc Ops	(0.19)	(2.05)
Net earnings (loss)	$(0.62)	$(1.90)

(1) Anti-dilutive securities not included in shares outstanding	1,900	438
4. Operating Information by Segment and Geographic Area
During the first quarter of 2021, we changed the composition of our segments to implement our new strategy and to pursue opportunities in our designated markets. We now report our operating results as follows: Energy Solutions, Urban Solutions, Mission Solutions and Other. Segment operating information and assets for 2020 have been recast to conform to these changes.
Energy Solutions focuses on energy transition, chemicals, LNG, and traditional oil and gas opportunities. The segment is pursuing new opportunities emerging in the energy transition market including carbon capture, green chemicals, hydrogen, biofuels and other low carbon energy sources. The segment also continues to provide EPC services for the oil, gas and petrochemical industries.
Urban Solutions focuses on mining, metals, advanced technologies, manufacturing, life sciences, infrastructure and professional staffing services.
Mission Solutions focuses on federal agencies across the U.S. government and select international opportunities. These include, among others, the DOE, the Department of Defense, the Federal Emergency Management Agency and intelligence agencies. Mission Solutions includes the Radford and Warren projects which were previously reported in the Other segment.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
Other now includes only the operations of NuScale.

	Three Months Ended March 31,
(in millions)	2021	2020
Revenue
Energy Solutions	$991.0	$1,359.3
Urban Solutions	1,194.2	1,592.2
Mission Solutions	753.3	746.2
Total revenue	$2,938.5	$3,697.7

Segment profit (loss)
Energy Solutions	$2.2	$(5.9)
Urban Solutions	29.8	51.3
Mission Solutions	43.6	32.1
Other	(15.7)	(22.8)
Total segment profit (loss)	$59.9	$54.7

Corporate G&A	(65.5)	(33.6)
Impairment, restructuring and other exit costs	(26.4)	(102.4)
Foreign currency gain (loss)	(11.3)	45.2
Interest income (expense), net	(17.1)	(4.6)
Earnings (loss) attributable to NCI from Cont Ops	32.8	9.1
Earnings (loss) from Cont Ops before taxes	$(27.6)	$(31.6)
Energy Solutions. Segment profit in the 2021 Quarter included an expense of $29 million related to an embedded foreign currency derivative. Segment profit in the 2020 Quarter included the adverse impacts of the recognition of reserves totaling $55 million for expected credit losses associated with certain joint venture clients, as well as margin diminution on a percentage-of-completion basis resulting from project positions taken with respect to COVID-19 related schedule delays and associated cost growth.
Urban Solutions. Intercompany revenue for our professional staffing business, excluded from the amounts shown above, was $69 million and $77 million for the 2021 Quarter and 2020 Quarter, respectively.
Other. NuScale expenses included in the determination of segment loss are reported net of qualified reimbursable expenses of $15 million and $13 million during the 2021 Quarter and 2020 Quarter, respectively. During the 2021 Quarter, JGC Holdings Corporation invested $40 million in NuScale. We and our advisors continue to engage with potential investors and capital providers to fund NuScale's path to commercialization.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
Total assets by segment are as follows:

(in millions)	March 31, 2021	December 31, 2020
Energy Solutions	$1,017.6	$1,010.9
Urban Solutions	1,134.0	1,122.5
Mission Solutions	620.9	575.8
Other	37.8	37.8
Corporate	3,281.9	3,574.7
Disc Ops - Assets held for sale	928.7	988.1
Total assets	$7,020.9	$7,309.8
Revenue by project location follows:

	Three Months Ended March 31,
(in millions)	2021	2020
North America	$1,971.6	$2,328.5
Asia Pacific (including Australia)	336.7	308.7
Europe	254.9	476.9
Central and South America	264.7	423.7
Middle East and Africa	110.6	159.9
Total revenue	$2,938.5	$3,697.7
5.    Impairment, Restructuring and Other Exit Costs
Impairment
Impairment expense is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Impairment expense:
Energy Solutions' equity method investments	$26,392	$86,096
Information technology assets	—	16,269
Total impairment expense	$26,392	$102,365
Our business has been adversely affected by the economic impacts of the outbreak of COVID-19 and the steep decline in oil prices that occurred in the early part of 2020. These events have created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business. We have experienced, and may continue to experience, reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial condition or financial distress, as well as governmental budget constraints. These impacts may continue or worsen under prolonged stay-at-home, social distancing, travel restrictions and other similar orders or restrictions. Significant uncertainty still exists concerning the magnitude of the impact and duration of these events. Because of these events, we performed interim impairment testing of our goodwill, intangible assets and investments during the 2020 Quarter. We recognized the above impairment expense on equity method investments and IT assets. We also recognized impairment expense on goodwill and intangible assets associated with the Stork business, now included in Disc Ops.
The valuation of our equity method investments utilized unobservable Level 3 inputs based on the investee's forecast of anticipated volumes and overhead absorption in a cyclical business.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
Restructuring and Other Exit Costs
During 2019, we initiated a restructuring plan designed to optimize costs and improve operational efficiency. These efforts primarily related to the rationalization of resources, investments, real estate and overhead across various geographies. Our recognition of costs for the planned restructuring activities was substantially completed by the end of 2020. The company did not recognize any material restructuring costs during the 2021 and 2020 Quarters.

A reconciliation of our restructuring liability follows:

(in thousands)	Severance	Lease Exit Costs	Total
Balance as of December 31, 2019	$30,479	$564	$31,043
Restructuring charges accrued during the period	3,720	334	4,054
Cash payments / settlements during the period	(18,858)	(793)	(19,651)
Currency translation	1,140	1	1,141
Balance as of December 31, 2020	$16,481	$106	$16,587
Cash payments / settlements during the period	$(6,332)	$—	$(6,332)
Currency translation	(650)	—	(650)
Balance as of March 31, 2021	$9,499	$106	$9,605
6. Income Taxes
The effective tax rate on earnings (loss) from Cont Ops for the 2021 Quarter was (2.2)% compared to 197.5% for the 2020 Quarter. The effective tax rate in 2021 was unfavorably impacted by the increase in the valuation allowances against certain deferred benefits, primarily related to US net operating losses. The effective tax rate in 2020 was favorably impacted by the effect of the CARES Act on us. This 2020 benefit was offset by an increase in the valuation allowance against foreign tax credit carryforwards and certain foreign losses, as well as a small addition to uncertain tax benefits. Earnings attributable to NCI from Cont Ops, for which income taxes are not typically our responsibility, favorably impacted the effective tax rate for the 2021 Quarter.
7. Cash Paid for Interest and Taxes

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash paid for:
Interest	$29,784	$26,624
Income taxes (net of refunds)	31,794	7,486
8. Partnerships and Joint Ventures
In the normal course of business, we form partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less noncontrolling ownership or participation interest with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts and notes receivable, net” was $215 million and $207 million as of March 31, 2021 and December 31, 2020, respectively.
One of our more significant joint ventures is COOEC Fluor, in which we have a 49% ownership interest. COOEC Fluor owns, operates and manages the Zhuhai Fabrication Yard in China’s Guangdong province. We made a capital contribution of $26 million to the joint venture during the 2021 Quarter, which satisfied our contractual funding requirements.

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
The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $182 million and $174 million as of March 31, 2021 and December 31, 2020, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse in nature. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of March 31, 2021 for the unconsolidated VIEs were $57 million.
In some cases, we are required to consolidate certain VIEs. As of March 31, 2021, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.3 billion and $630 million, respectively. As of December 31, 2020, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.2 billion and $688 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for our general operations.
We have agreements with certain VIEs to provide financial or performance assurances to clients, as discussed elsewhere.
9. Guarantees
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support project execution commitments. Performance guarantees have various expiration dates ranging from mechanical completion of the project to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $16 billion as of March 31, 2021. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of March 31, 2021 and December 31, 2020.
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
Since May 2018, purported shareholders have filed various complaints against Fluor and certain of its current and former executives in the U.S. District Court for the Northern District of Texas. The plaintiffs purport to represent a class of shareholders who purchased or otherwise acquired Fluor common stock from August 14, 2013 through February 14, 2020, and seek to recover damages arising from alleged violations of federal securities laws. These claims are based on statements concerning Fluor’s internal and disclosure controls, risk management, revenue recognition, and Fluor’s gas-fired power business, which plaintiffs assert were materially misleading. As of May 26, 2020, these complaints have been consolidated into one matter. We filed a motion to dismiss the matter on July 1, 2020. The motion was granted in part on May 5, 2021, and as a result the Court dismissed with prejudice all allegations except those relating to a single statement made in 2015 about one gas-fired power project. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded any liability as a result of this action.
Since September 2018, ten separate purported shareholders' derivative actions were filed against current and former members of the Board of Directors, as well as certain of Fluor’s current and former executives. Fluor is named as a nominal defendant in the actions. These derivative actions purport to assert claims on behalf of Fluor and make substantially the same factual allegations as the securities class action matter discussed above and seek various forms of monetary and injunctive relief. These actions are pending in Texas state court (District Court for Dallas County), the U.S. District Court for the District of Delaware, the U.S. District Court for the Northern District of Texas, and the Court of Chancery of the State of Delaware. Certain of these actions were consolidated and stayed, at least while our motion to dismiss was pending in the securities class action matter. We anticipate seeking a further stay until final resolution of the securities class action. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded any liability as a result of these actions.
Fluor Australia Ltd., our wholly-owned subsidiary (“Fluor Australia”), completed a cost reimbursable engineering, procurement and construction management services project for Santos Ltd. (“Santos”) involving a large network of natural gas gathering and processing facilities in Queensland, Australia. On December 13, 2016, Santos filed an action in Queensland Supreme Court against Fluor Australia, asserting various causes of action and seeking damages and/or a refund of contract proceeds paid of approximately AUD $1.47 billion. Santos has joined Fluor to the matter on the basis of a parent company guarantee issued for the project. We believe that the claims asserted by Santos are without merit and we are vigorously defending these claims. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded any liability as a result of this action.
Fluor Limited, our wholly-owned subsidiary (“Fluor Limited”), and Fluor Arabia Limited, a partially-owned subsidiary (“Fluor Arabia”), completed cost reimbursable engineering, procurement and construction management services for Sadara Chemical Company (“Sadara”) involving a large petrochemical facility in Jubail, Kingdom of Saudi Arabia. On August 23, 2019, Fluor Limited and Fluor Arabia Limited commenced arbitration proceedings against Sadara after it refused to pay invoices totaling approximately $100 million due under the contracts. As part of the arbitration proceedings, Sadara has asserted various counterclaims for damages and/or a refund of contract proceeds paid totaling approximately $636 million against Fluor Limited and Fluor Arabia Limited. We believe that the counterclaims asserted by Sadara are without merit and are vigorously defending these claims. While no assurance can be given as to the ultimate outcome of the counterclaims, we do not believe it is probable that a loss will be incurred in excess of amounts reserved for this matter. Accordingly, we have not recorded any further liability as a result of the counterclaims.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
Various wholly-owned subsidiaries of Fluor, in conjunction with a partner, TECHINT, (“Fluor/TECHINT”) performed engineering, procurement and construction management services on a cost reimbursable basis for Barrick Gold Corporation involving a gold mine and ore processing facility on a site straddling the border between Argentina and Chile. In 2013 Barrick terminated the Fluor/TECHINT agreements for convenience and not due to the performance of Fluor/TECHINT. On August 12, 2016, Barrick filed a notice of arbitration against Fluor/TECHINT, demanding damages and/or a refund of contract proceeds paid of not less than $250 million under various claims relating to Fluor/TECHINT’s alleged performance. Proceedings were suspended while the parties explored a possible settlement. In August 2019, Barrick drew down $36 million of letters of credit from Fluor/TECHINT ($24 million from Fluor and $12 million from TECHINT). Thereafter, Barrick proceeded to reactivate the arbitration. In December 2020, Barrick and Fluor/TECHINT exchanged detailed statements of claim and counterclaim pursuant to which Barrick's claim against Fluor/TECHINT now totals approximately $330 million. We believe that the claims asserted by Barrick are without merit and are vigorously defending these claims. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded any liability as a result of these claims.
Other Matters
We periodically evaluate our positions and the amounts recognized with respect to all our claims and back charges. As of both March 31, 2021 and December 31, 2020, we had recorded $216 million of claim revenue for costs incurred to date. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. We had no material disputed back charges to suppliers or subcontractors as of March 31, 2021 and December 31, 2020.
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
Our operations are subject to and affected by federal, state and local laws and regulations regarding the protection of the environment. We maintain reserves for potential future environmental cost where such obligations are either known or considered probable, and can be reasonably estimated. We believe that our reserves with respect to future environmental cost are adequate and such future cost will not have a material effect on our consolidated financial position or results of operations.
In February 2020, we announced that the SEC is conducting an investigation and has requested documents and information related to projects for which we recorded charges in the second quarter of 2019. In April 2020, Fluor received a subpoena from the U.S. Department of Justice (“DOJ”) seeking documents and information related to the second quarter 2019 charges; certain of the projects associated with those charges; and certain project accounting, financial reporting and governance matters. We are coordinating responses to the SEC and DOJ and cooperating in providing the requested documents and information, which efforts are ongoing.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
11. Contract Assets and Liabilities
The following summarizes information about our contract assets and liabilities:

(in millions)	March 31, 2021	December 31, 2020
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$641	$590
Contract work in progress - lump-sum contracts	366	270
Contract assets	$1,007	$860

Advance billings deducted from contract assets	$266	$308

	Three Months Ended March 31,
(in millions)	2021	2020
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$494	$488

12. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	March 31, 2021
Within 1 year	$10,783
1 to 2 years	6,438
Thereafter	6,029
Total RUPO	$23,250
During the 2021 Quarter, we removed approximately $1 billion from RUPO due to the cancellation of a chemicals project in North America.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
13. Debt and Lines of Credit
Debt consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020

Borrowings under credit facility	$—	$—

Current:
Other borrowings	$4,704	$4,890
Long-term:
Senior Notes
2023 Notes	$588,050	$611,250
Unamortized discount on 2023 Notes	(242)	(283)
Unamortized deferred financing costs	(1,043)	(1,203)
2024 Notes	500,000	500,000
Unamortized discount on 2024 Notes	(1,996)	(2,130)
Unamortized deferred financing costs	(1,564)	(1,670)
2028 Notes	600,000	600,000
Unamortized discount on 2028 Notes	(950)	(981)
Unamortized deferred financing costs	(3,759)	(3,885)
Total long-term	$1,678,496	$1,701,098
Credit Facility
As of March 31, 2021, letters of credit totaling $414 million were outstanding under our $1.65 billion credit facility, which matures in February 2023. The credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.65 to 1.0, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.5 billion, defined in the amended credit facility, which may be reduced to $1.25 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of March 31, 2021, our financial covenants limited our further borrowings to approximately $869 million, although no amounts were drawn.
Uncommitted Lines of Credit
As of March 31, 2021, letters of credit totaling $927 million were outstanding under uncommitted lines of credit, although no amounts were drawn.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
14. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2021				December 31, 2020
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$10,168	$10,168	$—	$—	$9,626	$9,626	$—	$—
Derivative assets(2)
Foreign currency	22,987	—	22,987	—	22,667	—	22,667	—
Commodity	2,211	—	2,211	—	806	—	806	—

Liabilities:
Derivative liabilities(2)
Foreign currency	$4,928	$—	$4,928	$—	$2,571	$—	$2,571	$—
Commodity	2,715	—	2,715	—	5,059	—	5,059	—
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
We have measured assets and liabilities held for sale and certain other impaired assets at fair value on a nonrecurring basis.
The following summarizes information about our financial instruments that are not required to be measured at fair value:

		March 31, 2021		December 31, 2020
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,101,980	$1,101,980	$1,180,024	$1,180,024
Cash equivalents(2)	Level 2	835,820	835,820	1,018,757	1,018,757
Marketable securities(2)	Level 2	18,698	18,698	23,345	23,345
Notes receivable, including noncurrent portion(3)	Level 3	26,485	26,485	28,488	28,488
Liabilities:
2023 Senior Notes(4)	Level 2	$586,765	$580,035	$609,764	$578,554
2024 Senior Notes(4)	Level 2	496,440	514,620	496,200	494,045
2028 Senior Notes(4)	Level 2	595,291	610,236	595,134	599,220
Other borrowings(5)	Level 2	4,704	4,704	4,890	4,890
_________________________________________________________
(1)    Cash consists of bank deposits. Carrying amounts approximate fair value.
(2)     The carrying amounts of these time deposits approximate fair value because of the short-term maturity of these instruments. Amortized cost is not materially different from the fair value.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(3)    Notes receivable are carried at net realizable value which approximates fair value. Factors considered in determining the fair value include the credit worthiness of the borrower, current interest rates, the term of the note and any collateral pledged as security. Notes receivable are periodically assessed for impairment.
(4)     The fair value of the Senior Notes was estimated based on the quoted market prices and Level 2 inputs.
(5)    Other borrowings represent bank loans and other financing arrangements which mature within one year. The carrying amount of borrowings under these arrangements approximates fair value because of the short-term maturity.
15. Stock-Based Compensation
Our executive and director stock-based compensation plans are described more fully in the 2020 10-K. In the 2021 Quarter, RSUs totaling 545,527 were granted to executives at a weighted-average grant date fair value of $18.13 per share. RSUs granted to executive officers in 2021 and 2020 generally vest over three years. The fair value of RSUs represents the closing price of our common stock on the date of grant.
Stock options for the purchase of 481,626 shares at a weighted-average exercise price of $17.96 per share were awarded to executives during the 2021 Quarter. The exercise price of options represents the closing price of our common stock on the date of grant. The options granted in 2021 and 2020 generally vest over three years and generally expire ten years after the grant date.
Performance-based award units totaling 613,868 were awarded to executive officers during the 2021 Quarter. These awards generally vest after a period of 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter. Accordingly, only one-third of the units awarded in any given year are deemed to be granted each year of the 3 year vesting periods. During 2021, the following units were granted:

	Performance-based Award Units Granted in 2021	Weighted Average Grant Date Fair Value Per Share
2021 Performance Award Plan	204,623	$20.49
2020 Performance Award Plan	385,455	$19.98
2019 Performance Award Plan	116,844	$20.18
The number of units are adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the award agreements. The grant date fair value is determined by adjusting the closing price of our common stock on the date of grant for the effect of the market condition. Units granted under the 2021, 2020 and 2019 performance award plans can only be settled in our stock and are accounted for as equity awards under GAAP.
There were no RSUs, options or performance-based award units awarded to executives during the 2020 Quarter. Instead, RSUs, options and performance-based award units were awarded to executives in September 2020 following the filing of our 2019 10-K.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
16. Retirement Plans
Net periodic pension expense for our DB plans includes the following components:

		Three Months Ended March 31,
(in thousands)	Location of Component	2021	2020
Service cost	Cost of revenue	$4,393	$4,205
Interest cost	Corporate G&A	1,778	2,240
Expected return on assets	Corporate G&A	(7,239)	(6,304)
Amortization of prior service credit	Corporate G&A	(218)	(218)
Recognized net actuarial loss	Corporate G&A	1,437	1,138
Net periodic pension expense		$151	$1,061

We currently expect to contribute up to $16 million into our DB plans during 2021, which we expect to be in excess of the minimum funding required. During the three months ended March 31, 2021, we made contributions of approximately $10 million.
17. Derivatives and Hedging
We attempt to limit foreign currency exposure in most of our contracts by denominating contract revenue in the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts and currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies, may subject us to earnings volatility. We may implement a hedging strategy utilizing derivatives instruments or hedging instruments to mitigate such risk. Our hedging instruments are designated as either fair value or cash flow hedges. We formally document our hedge relationships at inception, including identification of the hedging instruments and the hedged items, our risk management objectives and strategies for undertaking the hedge transaction, and the initial quantitative assessment of the hedging instrument's effectiveness in offsetting changes in the fair value of the hedged items. We subsequently assess hedge effectiveness qualitatively, unless the hedge relationship is no longer highly effective. All hedging instruments are recorded at fair value. For fair value hedges, the change in fair value is offset against the change in the fair value of the underlying asset or liability through earnings. For cash flow hedges, the change in fair value is recorded as a component of AOCI and is reclassified into earnings when the hedged item settles. For derivatives that are not designated or do not qualify as hedging instruments, the change in the fair value of the derivative is offset against the change in the fair value of the underlying asset or liability through earnings. In certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. If an embedded foreign currency derivative is identified, the derivative is bifurcated from the host contract and the change in fair value is recognized through earnings. We maintain master netting arrangements with certain counterparties to facilitate the settlement of derivative instruments; however, we report the fair value of derivatives on a gross basis.
Derivatives Designated as Hedges
As of March 31, 2021, we had total gross notional amounts of $656 million of foreign currency contracts outstanding (primarily related to the Canadian Dollar, Chinese Yuan, British Pound, Euro, Indian Rupee and Philippine Peso) that were designated as hedges. These foreign currency contracts are of varying duration, none of which extend beyond December 2024. There were no commodity contracts outstanding that were designated as hedges as of March 31, 2021.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
The fair values of derivatives designated as hedging instruments follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	March 31, 2021	December 31, 2020	Balance Sheet Location	March 31, 2021	December 31, 2020
Foreign currency contracts	Other current assets	$16,789	$20,004	Other accrued liabilities	$1,244	$4
Foreign currency contracts	Other assets	2,795	2,184	Noncurrent liabilities	49	25
Total		$19,584	$22,188		$1,293	$29
The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with derivative instruments designated as cash flow hedges follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI			After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31,			Three Months Ended March 31,
Cash Flow Hedges (in thousands)	2021	2020	Location of Gain (Loss)	2021	2020
Foreign currency contracts	$872	$(5,140)	Cost of revenue	$4,342	$626
Commodity contracts	—	(111)	Cost of revenue	—	12
Interest rate contracts	—	—	Interest expense	(419)	(419)
Total	$872	$(5,251)		$3,923	$219
Derivatives Not Designated as Hedges
As of March 31, 2021, we also had total gross notional amounts of $197 million of foreign currency contracts and $28 million of commodity contracts outstanding that were not designated as hedges. The foreign currency contracts primarily related to contract obligations denominated in nonfunctional currencies. The fair value of derivatives not designated as hedges, as well as the associated gains and losses were not material for any period presented.
18. Other Comprehensive Income (Loss)
The components of OCI follow:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$2,710	$(11)	$2,699	$(111,101)	$—	$(111,101)
Ownership share of equity method investees’ OCI	(2,439)	375	(2,064)	(2,519)	(5,653)	(8,172)
DB plan adjustments	1,200	451	1,651	1,002	44	1,046
Unrealized gain (loss) on hedges	(3,449)	398	(3,051)	(5,874)	404	(5,470)
Total OCI	(1,978)	1,213	(765)	(118,492)	(5,205)	(123,697)
Less: OCI attributable to NCI	(202)	—	(202)	(4,217)	—	(4,217)
OCI attributable to Fluor	$(1,776)	$1,213	$(563)	$(114,275)	$(5,205)	$(119,480)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
The changes in AOCI balances follow:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor:
Balance as of December 31, 2020	$(260,960)	$(53,984)	$(118,589)	$16,627	$(416,906)
OCI before reclassifications	2,901	(2,203)	—	872	1,570
Amounts reclassified from AOCI	—	139	1,651	(3,923)	(2,133)
Net OCI	2,901	(2,064)	1,651	(3,051)	(563)
Balance as of March 31, 2021	$(258,059)	$(56,048)	$(116,938)	$13,576	$(417,469)
Attributable to NCI:
Balance as of December 31, 2020	$(4,168)	$—	$—	$—	$(4,168)
OCI before reclassifications	(202)	—	—	—	(202)
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	(202)	—	—	—	(202)
Balance as of March 31, 2021	$(4,370)	$—	$—	$—	$(4,370)

Attributable to Fluor:
Balance as of December 31, 2019	$(242,950)	$(35,456)	$(99,197)	$(2,270)	$(379,873)
OCI before reclassifications	(106,884)	(8,313)	—	(5,251)	(120,448)
Amounts reclassified from AOCI	—	141	1,046	(219)	968
Net OCI	(106,884)	(8,172)	1,046	(5,470)	(119,480)
Balance as of March 31, 2020	$(349,834)	$(43,628)	$(98,151)	$(7,740)	$(499,353)
Attributable to NCI:
Balance as of December 31, 2019	$(5,051)	$—	$—	$—	$(5,051)
OCI before reclassifications	(4,217)	—	—	—	(4,217)
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	(4,217)	—	—	—	(4,217)
Balance as of March 31, 2020	$(9,268)	$—	$—	$—	$(9,268)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
The reclassifications out of AOCI follow:

	Location in Statement of Operations	Three Months Ended March 31,
(in thousands)		2021	2020
Component of AOCI:
Ownership share of equity method investees’ OCI	Cost of revenue	$(186)	$(188)
Income tax benefit	Income tax expense (benefit)	47	47
Net of tax		$(139)	$(141)

DB plan adjustments	Corporate G&A	$(1,200)	$(1,002)
Income tax expense	Income tax expense (benefit)	(451)	(44)
Net of tax		$(1,651)	$(1,046)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Various accounts(1)	$5,218	$642
Interest rate contracts	Interest expense	(419)	(419)
Income tax expense	Income tax expense (benefit)	(876)	(4)
Net of tax		$3,923	$219
(1)Gains and losses on commodity and foreign currency derivative contracts were reclassified to "Cost of revenue" and "Corporate G&A".
19. Discontinued Operations
In the first quarter of 2021, we committed to a plan to sell our Stork business, which had previously represented the majority of operations from our former diversified services segment. Our plan to sell the AMECO equipment business remains unchanged.
Impairment expense, included in Disc Ops, is summarized as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(in thousands)	Stork	Stork	AMECO	Total
Impairment expense:
Goodwill	$12,700	$168,568	$12,300	$180,868
Intangible customer relationships	—	26,671	—	26,671
Fair value adjustment and expected costs associated with sale	7,800	—	87,700	87,700
Total impairment expense	$20,500	$195,239	$100,000	$295,239
As part of our assessment of goodwill, the fair value of the reporting unit was determined using an income based approach that utilized unobservable Level 3 inputs, including significant management assumptions such as expected awards, forecasted revenue and operating margins, weighted average cost of capital, working capital assumptions and general market trends and conditions.
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
Disc Ops information follows:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
(in thousands)	Stork	AMECO	Other	Total	Stork	AMECO	Other	Total
Revenue	$384,252	$40,716	$—	$424,968	$420,012	$61,387	$—	$481,399
Cost of revenue	381,083	43,970	1,050	426,103	418,818	49,094	5,696	473,608
Gross Profit	3,169	(3,254)	(1,050)	(1,135)	1,194	12,293	(5,696)	7,791

Corporate G&A	(378)	—	—	(378)	—	(14)	(7)	(21)
Impairment expense	(20,500)	—	—	(20,500)	(195,239)	(100,000)	—	(295,239)
Foreign currency gain (loss)	10	832	—	842	(1,146)	(72)	—	(1,218)
Operating profit	(17,699)	(2,422)	(1,050)	(21,171)	(195,191)	(87,793)	(5,703)	(288,687)

Interest (expense) income, net	(1,353)	104	—	(1,249)	(1,645)	50	—	(1,595)
Earnings (loss) before taxes from Disc Ops	(19,052)	(2,318)	(1,050)	(22,420)	(196,836)	(87,743)	(5,703)	(290,282)
Income tax expense (benefit)	2,624	715	—	3,339	(4,550)	1,458	—	(3,092)
Net earnings (loss) from Disc Ops	(21,676)	(3,033)	(1,050)	(25,759)	(192,286)	(89,201)	(5,703)	(287,190)

Less: Net earnings (loss) attributable to NCI from Disc Ops	294	(1)	—	293	377	—	—	377
Net earnings (loss) attributable to Fluor from Disc Ops	$(21,970)	$(3,032)	$(1,050)	$(26,052)	$(192,663)	$(89,201)	$(5,703)	$(287,567)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
The following summarized information related to assets and liabilities classified as held for sale:

	March 31, 2021						December 31, 2020
(in thousands)	Stork	AMECO	Other	Total from Disc Ops	Other Assets and Liabilities from Cont Ops	Total	Stork	AMECO	Other	Total from Disc Ops	Other Assets and Liabilities from Cont Ops	Total
Accounts and notes receivable, net	$208,151	$42,649	$10,476	$261,276	$—	$261,276	$245,105	$42,797	$10,475	$298,377	$—	$298,377
Contract assets	128,215	1,913	—	130,128	—	130,128	108,152	2,188	—	110,340	—	110,340
Other current assets	43,483	51,528	—	95,011	—	95,011	45,384	73,618	—	119,002	—	119,002
Current assets held for sale	379,849	96,090	10,476	486,415	—	486,415	398,641	118,603	10,475	527,719	—	527,719

Property, plant and equipment, net	90,686	82,190	—	172,876	24,508	197,384	97,258	67,380	—	164,638	24,538	189,176
Goodwill	121,374	—	—	121,374	—	121,374	141,889	—	—	141,889	—	141,889
Investments	4,240	—	—	4,240	4,861	9,101	4,649	—	—	4,649	5,064	9,713
Other assets	123,384	20,434	—	143,818	—	143,818	135,421	13,810	—	149,231	—	149,231
Noncurrent assets held for sale(1)	339,684	102,624	—	442,308	29,369	471,677	379,217	81,190	—	460,407	29,602	490,009
Total assets held for sale	$719,533	$198,714	$10,476	$928,723	$29,369	$958,092	$777,858	$199,793	$10,475	$988,126	$29,602	$1,017,728

Accounts payable	$119,177	$13,823	$—	$133,000	$—	$133,000	$116,580	$17,388	$13	$133,981	$—	$133,981
Short-term borrowings	22,115	—	—	22,115	—	22,115	20,525	—	—	20,525	—	20,525
Contract liabilities	41,252	784	—	42,036	—	42,036	46,997	782	—	47,779	—	47,779
Accrued salaries, wages and benefits	63,396	6,542	—	69,938	—	69,938	57,626	7,152	—	64,778	—	64,778
Other accrued liabilities	111,358	14,127	—	125,485	—	125,485	113,965	11,977	—	125,942	—	125,942
Current liabilities held for sale	357,298	35,276	—	392,574	—	392,574	355,693	37,299	13	393,005	—	393,005

Noncurrent liabilities held for sale(1)	89,913	13,037	—	102,950	—	102,950	98,940	9,478	—	108,418	—	108,418
Total liabilities held for sale	$447,211	$48,313	$—	$495,524	$—	$495,524	$454,633	$46,777	$13	$501,423	$—	$501,423
(1) Noncurrent assets and liabilities held for sale as of March 31, 2021 were classified as current given the expected timing of the sale.
Our cash flow information for the 2021 and 2020 Quarters included the following activities related to Disc Ops:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in thousands)	Stork	AMECO	Total	Stork	AMECO	Total
Capital expenditures	(3,344)	(10,832)	(14,176)	(6,415)	(8,073)	(14,488)

FLUOR CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements and our 2020 10-K. Except as the context otherwise requires, the terms Fluor or the Registrant, as used herein, are references to Fluor and its predecessors and references to the company, we, us, or our, as used herein, shall include Fluor, its consolidated subsidiaries and joint ventures.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements made herein, including statements regarding our projected revenue and earnings levels, cash flow and liquidity, new awards and backlog levels and the implementation of strategic initiatives are forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of these forward-looking statements. We wish to caution readers that forward-looking statements, including disclosures which use words such as we “believe,” “anticipate,” “expect,” “estimate” and similar statements, are subject to various risks and uncertainties which could cause actual results of operations to differ materially from expectations. Factors potentially contributing to such differences include, among others:

•The severity and duration of the COVID-19 pandemic and actions by governments, businesses and individuals in response to the pandemic;
•The cyclical nature of many of the markets we serve and our clients' vulnerability to downturns, which may result in decreased capital investment or expenditures and reduced demand for our services;
•Our failure to receive anticipated new contract awards and the related impact on revenue, earnings, staffing levels and cost;
•Failure to accurately estimate the cost and schedule for our contracts, resulting in cost overruns or liabilities, including those related to project delays and those caused by the performance of our clients, subcontractors, suppliers and joint venture or teaming partners;
•Intense competition in the global EPC industry, which can place downward pressure on our contract prices and profit margins and may increase our contractual risks;
•Failure of our joint venture partners to perform their venture obligations, which could impact the success of those ventures and impose additional financial and performance obligations on us, resulting in reduced profits or losses;
•Cybersecurity breaches of our systems and information technology;
•Civil unrest, security issues, labor conditions and other unforeseeable events in the countries in which we do business, resulting in unanticipated losses;
•Project cancellations, scope adjustments or deferrals, or foreign currency fluctuations, that could reduce the amount of our backlog and the revenue and profits that we earn;
•Inability to maintain safe work sites;
•Repercussions of events beyond our control, such as severe weather conditions, natural disasters, pandemics, political crises or other catastrophic events, that may significantly affect operations, result in higher cost or subject the company to liability claims by our clients;
•Differences between our actual results and the assumptions and estimates used to prepare our financial statements;
•Client delays or defaults in making payments;
•Failure of our suppliers or subcontractors to provide supplies or services at the agreed-upon levels or times;
•Uncertainties, restrictions and regulations impacting our government contracts;
•The inability to hire and retain qualified personnel;
•The potential impact of changes in tax laws and other tax matters including, but not limited to, those from foreign operations, the realizability of our deferred tax assets and the ongoing audits by tax authorities;
•Possible systems and information technology interruptions;
•The impact of anti-bribery and international trade laws and regulations;
•Our ability to secure appropriate insurance;
•The failure to be adequately indemnified for our nuclear services;
•The loss of business from one or more significant clients;
•The failure to adequately protect intellectual property rights;
•Impairments to goodwill, investments, deferred tax assets or other intangible assets;
•Failure to maintain an effective system of internal controls;
•Failure to prepare and timely file our periodic reports, which limits our access to public markets to raise debt and equity capital and restricts our ability to issue equity securities;

•The restatement of certain of our previously issued consolidated financial statements, which may result in unanticipated costs and may affect investor confidence and our reputation;
•The availability of credit and restrictions imposed by credit facilities, both for us and our clients, suppliers, subcontractors or other partners;
•Possible limitations of bonding or letter of credit capacity;
•Failure to obtain favorable results in existing or future litigation, regulatory proceedings or dispute resolution proceedings (including claims for indemnification), or claims against project owners, subcontractors or suppliers;
•Failure of our employees, agents or partners to comply with laws, which could result in harm to our reputation and reduced profits or losses;
•The impact of new or changing legal requirements, as well as past and future environmental, health and safety regulations including climate change regulations;
•Failure to successfully implement our strategic and operational initiatives;
•The risks associated with acquisitions, dispositions or other investments, including the failure to successfully integrate acquired businesses; and
•Restrictions on possible transactions imposed by our charter documents and Delaware law.
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
Our actual results may differ materially from our expectations or projections. While most risks affect only future cost or revenue, some risks may relate to accruals that have already been reflected in earnings. Our failure to receive payments of accrued amounts or incurrence of liabilities in excess of amounts previously recognized could result in future charges. As a result, readers should recognize and consider the inherently uncertain nature of forward-looking statements and not place undue reliance on them.
Additional information concerning these and other factors can be found in our press releases and periodic filings with the SEC, including the 2020 10-K. These filings are available publicly on the SEC’s website at http://www.sec.gov, on our website at http://investor.fluor.com or upon request from our Investor Relations Department at (469) 398-7070. We cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating Fluor and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
Results of Operations
During the first quarter of 2021, we changed the composition of our segments to implement our new strategy and to pursue opportunities in our designated markets. We now report our operating results in four reportable segments as follows: Energy Solutions, Urban Solutions, Mission Solutions and Other. Segment operating information and assets for 2020 have been recast to conform to these changes.
In the first quarter of 2021, we also committed to a plan to sell our Stork business, which had previously represented the majority of operations from our former diversified services segment. Our plan to sell the AMECO equipment business remains unchanged. Therefore, both Stork and AMECO are reported as Disc Ops along with other immaterial operations. We expect to complete the sale of Stork before the end of the first quarter of 2022 and the sale of AMECO within the first half of 2021. The assets and liabilities of the Stork and AMECO businesses are classified as held for sale for all periods presented.

(In millions)
THREE MONTHS ENDED MARCH 31	2021		2020
Revenue
Energy Solutions	$991.0		$1,359.3
Urban Solutions	1,194.2		1,592.2
Mission Solutions	753.3		746.2
Total revenue	$2,938.5		$3,697.7

Segment profit (loss) $ and margin %
Energy Solutions	$2.2	0.2%	$(5.9)	(0.4)%
Urban Solutions	29.8	2.5%	51.3	3.2%
Mission Solutions	43.6	5.8%	32.1	4.3%
Other	(15.7)	NM	(22.8)	NM
Total segment profit (loss) $ and margin % (1)	$59.9	2.0%	$54.7	1.5%

Corporate G&A	(65.5)		(33.6)
Impairment, restructuring and other exit costs	(26.4)		(102.4)
Foreign currency gain (loss)	(11.3)		45.2
Interest expense, net	(17.1)		(4.6)
Earnings (loss) attributable to NCI from Cont Ops	32.8		9.1
Earnings (loss) from Cont Ops before taxes	(27.6)		(31.6)
Income tax expense (benefit)	0.6		(62.3)
Net earnings (loss) from Cont Ops	(28.2)		30.7
Less: Net earnings (loss) attributable to NCI from Cont Ops	32.8		9.1
Net earnings (loss) attributable to Fluor from Cont Ops	$(61.0)		$21.6

New awards
Energy Solutions	$1,609.3		$1,542.3
Urban Solutions	1,061.3		1,607.8
Mission Solutions	991.8		684.0
Total new awards	$3,662.4		$3,834.1

New awards related to projects located outside of the U.S.	67%		58%

Backlog	March 31, 2021		December 31, 2020
Energy Solutions	$11,097.2		$11,020.5
Urban Solutions	9,693.2		9,224.1
Mission Solutions	3,001.3		2,899.5
Total backlog	$23,791.7		$23,144.1

Backlog related to projects located outside of the U.S.	65%		64%
Backlog related to lump-sum projects	57%		60%
(1) Total segment profit (loss) is a non-GAAP financial measure. We believe that total segment profit (loss) provides a meaningful perspective on our results as it is the aggregation of individual segment profit (loss) measures that we use to evaluate and manage our performance.
Our business has been adversely affected by the economic impacts of the outbreak of COVID-19 and the steep decline in oil prices that occurred in the early part of 2020. These events have created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business. We have experienced, and may continue to experience, reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial condition or financial distress, as well as governmental budget constraints. Although we initially assessed our project estimates for COVID-19 during the first quarter of 2020, estimating isolated COVID-19 effects became increasingly difficult to measure. Our estimates reflect our best assessment of project results inclusive of COVID-19 effects, which have been dynamic as our projects have seen changes in prevailing regulations as COVID-19 cases crested and fell. These impacts may continue or worsen under prolonged stay-at-home, social distancing, travel restrictions and other similar orders or restrictions. Significant uncertainty still exists concerning the magnitude of the impact and duration of these events.
During 2021, consolidated revenue declined primarily due to volume declines on Energy Solutions and Urban Solutions projects, principally for projects which were completed or nearing completion. The revenue decline in 2021 was further compounded by COVID-19 related delays on certain large projects.
Total segment profit improved during the 2021 Quarter due to the adverse impacts of COVID-19 and expected credit losses recognized during the 2020 Quarter. The improvement in total segment profit in 2021 included the favorable resolution of certain client matters but was diminished by the factors driving the decline in revenue described above.
Impairment, Restructuring and Other Exit Costs
Impairment expense, included in Cont Ops, is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Impairment expense:
Equity method investments in Energy Solutions	$26,392	$86,096
Information technology assets	—	16,269
Total impairment expense	$26,392	$102,365
Impairment expense, included in Disc Ops, is summarized as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(in thousands)	Stork	Stork	AMECO	Total
Impairment expense:
Goodwill	$12,700	$168,568	$12,300	$180,868
Intangible customer relationships	—	26,671	—	26,671
Fair value adjustment and expected costs associated with sale	7,800	—	87,700	87,700
Total impairment expense	$20,500	$195,239	$100,000	$295,239
The effective tax rate on earnings (loss) from Cont Ops for the 2021 Quarter was (2.2)% compared to 197.5% for the 2020 Quarter. The effective tax rate in 2021 was unfavorably impacted by the increase in the valuation allowances against certain deferred benefits, primarily related to US net operating losses. The effective tax rate in 2020 was favorably impacted by the effect of the CARES Act on us. This 2020 benefit was offset by an increase in the valuation allowance against foreign tax credit carryforwards and certain foreign losses, as well as a small addition to uncertain tax benefits. Earnings attributable to NCI from Cont Ops, for which income taxes are not typically our responsibility, favorably impacted the effective tax rate for the 2021 Quarter.
The lack of broad based new awards could continue to put pressure on our future earning streams, particularly in the Energy Solutions segment. The modest increase in backlog during 2021 primarily resulted from new award activity outpacing work performed. During the 2021 Quarter, we removed approximately $1 billion from backlog due to the cancellation of a chemicals project in North America. Backlog included $1.6 billion for projects in a loss position as of March 31, 2021. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog differs from RUPO discussed elsewhere. RUPO includes only the amount of revenue we expect to recognize under contracts with definite terms and substantive termination provisions.
Segment Operations
Energy Solutions
Revenue in 2021 decreased compared to 2020 due to significant declines in the volume of execution activities for a large upstream project as well as several downstream and chemicals projects nearing completion, the absence of planned revenue from a canceled chemicals project in North America and COVID-19 related delays at a liquefied natural gas project. The revenue decline in 2021 was partially offset by the ramp up of execution activities for a chemicals project.

Segment profit in 2021 was adversely affected by an expense of $29 million related to an embedded foreign currency derivative. Segment profit in 2020 was adversely affected by the recognition of reserves totaling $55 million for expected credit losses, as well as margin diminution arising from the initial recognition of COVID-19 related schedule delays and associated cost growth. Excluding these items, segment profit declined in 2021 due to the reduced execution activity for the upstream, downstream and chemicals projects discussed above as well as an increase in overhead. The change in segment profit margin was attributable to the same factors affecting segment profit.
New awards in 2021 increased compared to 2020 due to an incremental award for a refinery project in Mexico. Backlog increased during the 2021 Quarter despite the cancellation of a chemicals project in North America. Although we expect to benefit from opportunities in the chemicals and non-traditional oil and gas markets, the lack of broad based new awards could continue to put pressure on the segment's earnings in the near and intermediate term.
Urban Solutions
Revenue in 2021 decreased compared to 2020 primarily due to the nearing completion of two data center projects in Europe, slower progress on a large mining project in South America due to COVID-19 restrictions and a decline in the volume of execution activities on a mining project in Australia.
Segment profit in 2021 declined compared to 2020 due to the impacts of COVID-19 on the large mining project in South America, the nearing completion of the data center projects in Europe and forecast revisions for cost-to-complete on two infrastructure projects. The decline in segment profit in 2021 was partially offset by the favorable resolution of a long-standing customer dispute and favorable adjustments for commercial close out of a completed project. The change in segment profit margin was attributable to the same factors affecting segment profit.
New awards in 2021 decreased compared to 2020 partly due to more selectivity in project pursuits and delayed procurement efforts by many of our clients. In addition, we booked a significant North American steel project in the 2020 Quarter. New awards in the 2021 Quarter included a large life sciences project in Europe. Backlog increased slightly during the 2021 Quarter due to this award coupled with reduced burn as discussed above. Backlog included $1.4 billion for projects in a loss position as of March 31, 2021. Our staffing business does not report new awards or backlog.
Mission Solutions
Revenue in 2021 remained relatively flat compared to 2020. Increased execution activity at our DOE project sites and an increase in projected performance scores on several projects during the 2021 Quarter was offset by a decrease in execution activity on army logistics assistance programs in Afghanistan and Africa.
The increase in segment profit in 2021 was substantially driven by favorable contract modifications and increased execution activity on our DOE projects as well as the increase in projected performance scores on several projects. These effects were partially offset by the decrease in execution activity on army logistics assistance programs in Afghanistan and Africa. The increase in segment profit margin was driven by these same factors.
New awards in 2021 increased compared to 2020 due to extensions on a nuclear decontamination and decommissioning contract in Ohio and an environmental cleanup contract in Idaho. Backlog increased slightly during the 2021 Quarter due to the new award activity. Backlog included $1.0 billion of unfunded government contracts as of both March 31, 2021 and December 31, 2020.
Other
Other includes the operations of NuScale. NuScale expenses included in the determination of segment loss were reported net of qualified reimbursable expenses of $15 million and $13 million during the 2021 Quarter and 2020 Quarter, respectively. During the 2021 Quarter, JGC Holdings Corporation invested $40 million in NuScale. We and our advisors continue to engage with potential investors and capital providers to fund NuScale's path to commercialization.

Corporate and Other Matters

	Three Months Ended March 31,
(in millions)	2021	2020
Corporate G&A
Compensation	$57.6	$18.8
SEC investigation / Internal review costs	2.7	2.0
Other	5.3	12.8
Corporate G&A	$65.6	$33.6
The increase in compensation expense in the 2021 Quarter was primarily due to higher stock price driven compensation on liability awards, as our stock price increased from the date of grant to the closing price on March 31, 2021. Lower levels of compensation expense were recognized during the 2020 Quarter primarily due to the deferral of long-term incentive award issuances until the latter half of 2020, as compared to the 2021 Quarter.
The increase in net interest expense during the 2021 Quarter was primarily attributable to costs incurred to refinance our credit facility as well as a decrease in interest income driven by lower interest rates in the 2021 Quarter compared to the 2020 Quarter.
We announced in January 2021 that we had begun an undertaking to substantially reduce our overhead costs. Although we have not satisfied the requirements to recognize charges for any restructurings for the 2021 undertaking, we are likely to recognize expense later in 2021.
Critical Accounting Estimates
Fair Value Measurements. During the 2021 Quarter, we performed interim impairment testing of our goodwill associated with Stork and recognized impairment expense of $13 million, which was included in Disc Ops. All other factors being equal, a one hundred basis point change in the discount rate used in the valuation of goodwill would change the fair value by $25 million.
Recent Accounting Pronouncements
Item is described more fully in the Notes to Financial Statements.
Litigation and Matters in Dispute Resolution
Item is described more fully in the Notes to Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Our liquidity is provided by available cash and cash equivalents and marketable securities, cash generated from operations, capacity under our credit facilities and, when necessary, access to the capital markets. We have committed and uncommitted lines of credit available for revolving loans and letters of credit. We believe that for at least the next 12 months, cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements, but we do have our credit facility and our 2023 Notes maturing in the next 24 months. We regularly review our sources and uses of liquidity and may pursue opportunities to increase our liquidity position to address upcoming maturities.
As of March 31, 2021, letters of credit totaling $414 million were outstanding under our $1.65 billion credit facility, which matures in February 2023. The credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.65 to 1.0, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold, defined in the amended credit facility, of $1.5 billion which may be reduced to $1.25 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of March 31, 2021, our financial covenants limited our further borrowings to approximately $869 million, although no amounts were drawn.
Cash and cash equivalents combined with marketable securities were $2.0 billion as of March 31, 2021 and $2.2 billion as of December 31, 2020. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $987 million and $984 million as of March 31, 2021 and December 31, 2020, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $608 million and $655 million as of March 31, 2021 and December 31, 2020, respectively) were not necessarily readily available for general purposes. We also consider the extent to which client advances (which totaled $101 million and $80 million as of March 31, 2021 and December 31, 2020, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of March 31, 2021 and December 31, 2020, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.

	Three Months Ended March 31,
(in thousands)	2021	2020
OPERATING CASH FLOW	$(230,553)	$(63,743)

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	4,731	806
Capital expenditures	(30,141)	(30,094)
Proceeds from sales of property, plant and equipment	8,301	13,465
Investments in partnerships and joint ventures	(47,829)	(5,971)
Other	433	56
Investing cash flow	(64,505)	(21,738)

FINANCING CASH FLOW
Dividends paid	—	(14,700)
Other borrowings	3,264	22,203
Distributions paid to NCI	(8,418)	(2,751)
Capital contributions by NCI	42,101	19,968
Other	(8,557)	(2,092)
Financing cash flow	28,390	22,628

Effect of exchange rate changes on cash	5,687	(63,472)
Increase (decrease) in cash and cash equivalents	(260,981)	(126,325)
Cash and cash equivalents at beginning of period	2,198,781	1,997,199
Cash and cash equivalents at end of period	$1,937,800	$1,870,874

Cash paid during the quarter for:
Interest	$29,784	$26,624
Income taxes (net of refunds)	31,794	7,486

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
Our operating cash flow for the 2021 Quarter was negatively impacted by increased funding of COVID-19 costs on our projects, higher cash payments of Corporate G&A (including the timing and extent of employee bonuses) and increased tax payments.
We contributed $10 million and $7 million into our DB plans during the 2021 Quarter and 2020 Quarter, respectively. We expect to contribute up to $16 million to our DB plans during 2021, which is expected to be in excess of the minimum funding required. The remaining obligations under our Dutch DB plan may be settled in late 2021, subject to regulatory approval. If the plan is settled, we expect that any deferred pension costs in AOCI would be reclassified to earnings upon settlement.
NuScale expenses were $16 million and $23 million for the 2021 Quarter and 2020 Quarter, respectively, and were reported net of qualified reimbursable expenses of $15 million and $13 million during the 2021 Quarter and 2020 Quarter, respectively. Capital contributions by NuScale's NCI holders, which reduced the need for additional funding from Fluor in the 2021 Quarter, are discussed below.
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
Investments in unconsolidated partnerships and joint ventures in the 2021 quarter included a $26 million capital contribution to COOEC Fluor, which satisfied our contractual funding requirements, as well as capital contributions to a recently formed Mission Solutions joint venture. There were no significant investments in unconsolidated partnerships and joint ventures in the 2021 quarter.
Financing Activities
We have a common stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. As of March 31, 2021, over 10 million shares could still be purchased under the existing stock repurchase program, although we don't have any immediate intent to begin such repurchases.
Quarterly cash dividends of $0.10 per share were declared in the fourth quarter of 2019 and paid in the first quarter of 2020. We suspended our dividend during April 2020. The payment and level of future cash dividends is subject to the discretion of our Board of Directors.
Other borrowings represent short-term bank loans and other financing arrangements associated with Stork.

Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in the 2021 Quarter primarily related to a transportation joint venture project in the United States. Distributions in the 2020 Quarter were not significant.
Capital contributions by NCI during the 2021 Quarter primarily related to JGC Holdings Corporation's $40 million investment in NuScale. We and our advisors continue to engage with potential investors and capital providers to fund NuScale's path to commercialization. Capital contributions by NCI during the 2020 Quarter primarily related to 3 transportation joint venture projects.
Effect of Exchange Rate Changes on Cash
During the 2021 Quarter, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $3 million, of which $6 million related to cash held by foreign subsidiaries. During the 2020 Quarter, most major foreign currencies weakened against the U.S. dollar resulting in unrealized translation losses of $111 million, of which $63 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore our exposure to exchange gains and losses is generally mitigated.
Off-Balance Sheet Arrangements
Letters of Credit
As of March 31, 2021, letters of credit totaling $414 million were outstanding under committed lines of credit, and letters of credit totaling $927 million were outstanding under uncommitted lines of credit. Letters of credit are provided in the ordinary course of business primarily to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $16 billion as of March 31, 2021
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.
Sustainability
Our sustainability mission envisions meeting the needs of our clients while conducting business in a socially, economically and environmentally responsible manner to the benefit of current and future generations, thereby creating value for all stakeholders. We help clients safeguard the environment, conserve energy, protect lives and strengthen economies and social structures of communities.
As a key priority for our sustainability program, we have committed to reduce our greenhouse gas emissions. Early in 2021, we committed to achieving net zero emissions for Scopes 1 and 2 absolute greenhouse gas emissions by the end of 2023.
We have a Sustainability Committee to oversee our sustainability policies, strategies and programs. The Sustainability Committee includes representatives from each of our business segments, as well as a cross-functional team of subject matter experts from communications, health, safety and environmental, investor relations and legal, who serve as advisors to the Sustainability Committee. In furtherance of our Board of Directors' commitment to sustainability, our Governance Committee reviews and receives reports from management on our sustainability efforts.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk during the 2021 Quarter. Accordingly, the disclosures provided in the 2020 10-K remain relevant.

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
Changes in Internal Control over Financial Reporting
There were no changes to our ICFR that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our ICFR.

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	Three Months Ended March 31,
(in millions)	2021	2020
Backlog, January 1	$23,144.1	$29,392.3
New awards	3,662.4	3,834.1
Adjustments and cancellations, net (1)	(105.5)	(523.2)
Work performed	(2,909.3)	(3,661.4)
Backlog, March 31	$23,791.7	$29,041.8

(1) During the 2021 Quarter, we removed approximately $1 billion from backlog due to the cancellation of a chemicals project in North America.

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
Additional information on matters in dispute may be found in Item 8 of the 2020 10-K and Item 1 of this Q1 2021 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2020 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended March 31, 2021 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
January 1 — January 31, 2021	—	$—	—	10,513,093
February 1 — February 28, 2021	—	—	—	10,513,093
March 1 — March 31, 2021	—	—	—	10,513,093
Total	—	$—	—
_________________________________________________________
(1)    The share repurchase program, as amended, totals 34,000,000 shares. We may repurchase shares from time to time in open market or privately negotiated transactions, including through pre-arranged trading programs, at our discretion, subject to market conditions and other factors and at such time and in amounts that we deem appropriate.
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
10.1
$1,650,000 Second Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 19, 2021, among the registrant, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.48 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).

10.2	Term Sheet, effective January 16, 2021, between the registrant and Taco de Haan.*
10.3	Consulting Agreement, effective March 22, 2021, between the registrant and D. Michael Steuert.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) of the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q1 2021 10-Q for the three months ended March 31, 2021, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 7, 2021	By:	/s/ Joseph L. Brennan
Joseph L. Brennan
Chief Financial Officer

Date:	May 7, 2021	By:	/s/ John C. Regan
John C. Regan
Chief Accounting Officer