Form 10-Q/A
period 2021-03-31
FLUOR CORP
filed 2021-05-07
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed by Fluor Corporation (the "Original Filing") is to correct an inaccurate reference appearing in one of the chief executive officer's certifications filed as an exhibit to the Original Filing. Because the correction relates to one of the executive officer certifications, the Company is refiling the entire Form 10-Q. This Amendment No. 1 only affects the Exhibit and does not otherwise change or update disclosures or financial information set forth in the Original Filing.

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

10.2	Term Sheet, effective January 16, 2021, between the registrant and Taco de Haan.*
10.3	Consulting Agreement, effective March 22, 2021, between the registrant and D. Michael Steuert.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(b) of the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*
32.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*
32.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q1 2021 10-Q for the three months ended March 31, 2021, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 7, 2021	By:	/s/ Joseph L. Brennan
Joseph L. Brennan
Chief Financial Officer