Form 10-Q
period 2021-06-30
FLUOR CORP
filed 2021-08-06
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 30, 2021, 141,416,214 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2020 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
2020 Period	Six months ended June 30, 2020
2020 Quarter	Three months ended June 30, 2020
2021 Period	Six months ended June 30, 2021
2021 Quarter	Three months ended June 30, 2021
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Cont Ops	Continuing operations
G&A	General and administrative expense
COVID-19	Coronavirus pandemic
DB plan	Defined benefit pension plan
Disc Ops	Discontinued operations
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings (loss) per share
Exchange Act	Securities Exchange Act of 1934
Fluor	Fluor Corporation
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
LNG	Liquefied natural gas
NCI	Noncontrolling interests
NM	Not meaningful
NuScale	NuScale Power, LLC
OCI	Other comprehensive income (loss)
Q2 2021 10-Q	Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
Stork	Stork Holding B.V. and subsidiaries
SMR	Small modular reactor
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenue	$3,236,407	$3,734,942	$6,174,933	$7,432,636
Cost of revenue	3,176,942	3,656,048	6,022,691	7,289,895
Gross profit	59,465	78,894	152,242	142,741

General and administrative expense	(31,474)	(42,598)	(97,068)	(76,156)
Impairment, restructuring and other exit costs	—	(3,824)	(26,392)	(106,189)
Foreign currency gain (loss)	(30,386)	798	(41,656)	45,960
Operating profit	(2,395)	33,270	(12,874)	6,356

Interest expense	(15,217)	(15,707)	(35,941)	(32,258)
Interest income	4,409	5,294	8,057	17,218
Earnings (loss) from Cont Ops before taxes	(13,203)	22,857	(40,758)	(8,684)

Income tax expense (benefit)	1,228	31,359	1,826	(30,922)
Net earnings (loss) from Cont Ops	(14,431)	(8,502)	(42,584)	22,238

Less: Net earnings (loss) from Cont Ops attributable to NCI	(7,763)	6,418	25,056	15,550
Net earnings (loss) from Cont Ops attributable to Fluor	(6,668)	(14,920)	(67,640)	6,688

Net earnings (loss) from Disc Ops attributable to Fluor	(107,777)	(10,070)	(133,829)	(297,637)
Net earnings (loss) attributable to Fluor	$(114,445)	$(24,990)	$(201,469)	$(290,949)

Less: Dividends on convertible preferred stock	4,875	—	4,875	—
Net earnings (loss) available to Fluor common stockholders	$(119,320)	$(24,990)	$(206,344)	$(290,949)

Basic EPS available to Fluor common stockholders
Net earnings (loss) from Cont Ops	$(0.08)	$(0.11)	$(0.51)	$0.05
Net earnings (loss) from Disc Ops	(0.76)	(0.07)	(0.95)	(2.12)

Diluted EPS available to Fluor common stockholders
Net earnings (loss) from Cont Ops	$(0.08)	$(0.11)	$(0.51)	$0.05
Net earnings (loss) from Disc Ops	(0.76)	(0.07)	(0.95)	(2.11)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net earnings (loss) from Cont Ops	$(14,431)	$(8,502)	$(42,584)	$22,238
Net earnings (loss) from Disc Ops	(107,479)	(9,760)	(133,238)	(296,950)
Net earnings (loss)	$(121,910)	$(18,262)	$(175,822)	$(274,712)

OCI, net of tax:
Foreign currency translation adjustment	(1,279)	31,072	1,420	(80,029)
Ownership share of equity method investees’ OCI	(75)	(10,654)	(2,139)	(18,826)
DB plan adjustments	1,191	955	2,842	2,001
Unrealized gain (loss) on hedges	575	1,765	(2,476)	(3,705)
Total OCI, net of tax	412	23,138	(353)	(100,559)
Comprehensive income (loss)	(121,498)	4,876	(176,175)	(375,271)
Less: Comprehensive income (loss) attributable to NCI	(7,859)	9,149	25,051	14,441
Comprehensive income (loss) attributable to Fluor	$(113,639)	$(4,273)	$(201,226)	$(389,712)
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in thousands, except share and per share amounts)	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents ($635,983 and $654,852 related to VIEs)	$2,711,115	$2,198,781
Marketable securities ($10,066 and $66 related to VIEs)	31,651	23,345
Accounts receivable, net ($267,451 and $238,376 related to VIEs)	892,261	935,676
Contract assets ($332,401 and $237,923 related to VIEs)	994,890	859,675
Other current assets ($30,139 and $29,408 related to VIEs)	400,369	378,043
Current assets held for sale	895,873	638,489
Total current assets	5,926,159	5,034,009

Noncurrent assets
Property, plant and equipment, net ($47,726 and $34,847 related to VIEs)	448,436	463,827
Investments	597,574	527,416
Deferred taxes	92,191	77,915
Deferred compensation trusts	326,562	350,427
Goodwill	206,987	207,369
Other assets ($39,045 and $40,829 related to VIEs)	258,568	269,610
Noncurrent assets held for sale	—	379,239
Total noncurrent assets	1,930,318	2,275,803
Total assets	$7,856,477	$7,309,812

LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($289,049 and $328,940 related to VIEs)	$1,087,404	$1,115,625
Short-term borrowings	4,738	4,890
Contract liabilities ($354,242 and $262,811 related to VIEs)	1,149,532	1,093,761
Accrued salaries, wages and benefits ($29,064 and $28,381 related to VIEs)	515,407	578,827
Other accrued liabilities ($20,190 and $36,646 related to VIEs)	405,175	376,451
Current liabilities related to assets held for sale	572,776	402,483
Total current liabilities	3,735,032	3,572,037

Long-term debt	1,678,740	1,701,098
Deferred taxes	91,908	80,745
Other noncurrent liabilities ($7,780 and $9,164 related to VIEs)	579,403	593,765
Noncurrent liabilities related to assets for sale	—	98,940

Contingencies and commitments

Equity
Shareholders’ equity
Preferred stock — authorized 20,000,000 shares ($0.01 par value); issued and outstanding — 600,000 shares in 2021 and none issued in 2020	6	—
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 141,416,214 and 140,715,205 shares in 2021 and 2020, respectively	1,411	1,404
Additional paid-in capital	882,450	195,940
AOCI	(416,663)	(416,906)
Retained earnings	1,048,345	1,249,809
Total shareholders’ equity	1,515,549	1,030,247
NCI	255,845	232,980
Total equity	1,771,394	1,263,227
Total liabilities and equity	$7,856,477	$7,309,812
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(in thousands)	2021	2020
OPERATING CASH FLOW
Net earnings (loss)	$(175,822)	$(274,712)
Adjustments to reconcile net earnings (loss) to operating cash flow:
Impairment expense - Cont Ops	26,392	102,365
Impairment expense - Disc Ops	121,476	295,239
Depreciation	42,240	54,540
Amortization of intangibles	555	2,381
(Earnings) loss from equity method investments, net of distributions	(1,990)	1,216
Loss on sale of AMECO-North America	24,864	—
(Gain) loss on sales of assets	(16,610)	8,205
Stock-based compensation	21,327	9,356
Deferred taxes	297	(17,424)
Net retirement plan accrual (contributions)	(11,226)	(7,234)
Changes in assets and liabilities	(183,617)	(116,775)
Other	(1,764)	6,931
Operating cash flow	(153,878)	64,088

INVESTING CASH FLOW
Purchases of marketable securities	(31,432)	(12,495)
Proceeds from the sales and maturities of marketable securities	23,202	6,995
Capital expenditures	(46,275)	(58,959)
Proceeds from sales of assets	42,839	24,348
Proceeds from sale of AMECO-North America	71,085	—
Investments in partnerships and joint ventures	(59,829)	(24,022)
Other	375	4,534
Investing cash flow	(35)	(59,599)

FINANCING CASH FLOW
Proceeds from issuance of preferred stock	582,000	—
Purchase and retirement of debt	(4,572)	—
Dividends paid	—	(28,720)
Other borrowings (debt repayments)	(5,922)	20,567
Distributions paid to NCI	(18,177)	(10,831)
Capital contributions by NCI	106,019	39,520
Taxes paid on vested restricted stock	(4,353)	(1,313)
Other	340	(1,435)
Financing cash flow	655,335	17,788

Effect of exchange rate changes on cash	10,912	(49,883)
Increase (decrease) in cash and cash equivalents	512,334	(27,606)
Cash and cash equivalents at beginning of period	2,198,781	1,997,199
Cash and cash equivalents at end of period	$2,711,115	$1,969,593

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
UNAUDITED

(in thousands, except per share amounts)	Preferred Stock		Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF MARCH 31, 2021	—	$—	141,340	$1,410	$236,923	$(417,469)	$1,162,790	$983,654	$261,003	$1,244,657
Net earnings (loss)	—	—	—	—	—	—	(114,445)	(114,445)	(7,465)	(121,910)
OCI	—	—	—	—	—	806	—	806	(394)	412
Issuance of convertible preferred stock	600	6	—	—	581,994	—	—	582,000	—	582,000
Distributions to NCI	—	—	—	—	—	—	—	—	(9,759)	(9,759)
Capital contributions by NCI	—	—	—	—	—	—	—	—	63,931	63,931
Other NCI transactions	—	—	—	—	52,716	—	—	52,716	(51,471)	1,245
Stock-based plan activity	—	—	76	1	10,817	—	—	10,818	—	10,818
BALANCE AS OF JUNE 30, 2021	600	$6	141,416	$1,411	$882,450	$(416,663)	$1,048,345	$1,515,549	$255,845	$1,771,394

(in thousands, except per share amounts)	Preferred Stock		Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	—	$—	140,715	$1,404	$195,940	$(416,906)	$1,249,809	$1,030,247	$232,980	$1,263,227
Net earnings (loss)	—	—	—	—	—	—	(201,469)	(201,469)	25,647	(175,822)
OCI	—	—	—	—	—	243	—	243	(596)	(353)
Issuance of convertible preferred stock	600	6	—	—	581,994	—	—	582,000	—	582,000
Distributions to NCI	—	—	—	—	—	—	—	—	(18,177)	(18,177)
Capital contributions by NCI	—	—	—	—	—	—	—	—	106,032	106,032
Other NCI transactions	—	—	—	—	87,059	—	—	87,059	(90,041)	(2,982)
Stock-based plan activity	—	—	701	7	17,457	—	5	17,469	—	17,469
BALANCE AS OF JUNE 30, 2021	600	$6	141,416	$1,411	$882,450	$(416,663)	$1,048,345	$1,515,549	$255,845	$1,771,394

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
UNAUDITED

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

The financial statements included herein are unaudited. In management's opinion, they contain all adjustments of a normal recurring nature which are necessary to present fairly our financial position and our operating results as of and for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2020 have been reclassified to conform to the 2021 presentation, which includes the segregation of Disc Ops and assets and liabilities held for sale. Segment operating information for 2020 has been recast to reflect changes in the composition of our reportable segments during 2021. Certain amounts in tables may not total or agree to the financial statements due to immaterial rounding differences. Management has evaluated all material events occurring subsequent to June 30, 2021 through the filing date of this Q2 2021 10-Q.
Quarters are typically 13 weeks in length but, due to our annual period ending on December 31, the number of weeks in a reporting period may vary slightly during the year and for comparable prior year periods. We report our quarterly results of operations based on periods ending on the Sunday nearest March 31, June 30 and September 30, allowing for a 13-week quarter. For clarity of presentation, all periods are presented as if the periods ended on March 31, June 30 and September 30.
In the first quarter of 2021, we committed to a plan to sell our Stork business. This plan and our plan to sell the remaining AMECO equipment business remains unchanged. Therefore, both Stork and AMECO are reported as Disc Ops. We expect to complete the sale of Stork and the remaining AMECO operations near the end of this year or early in 2022. The assets and liabilities of the Stork and AMECO businesses are classified as held for sale for all periods presented.
2. Recent Accounting Pronouncements
Accounting pronouncements that were implemented by us during the 2021 Period

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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
3. Earnings Per Share
Potentially dilutive securities include convertible preferred stock, stock options, RSUs, restricted stock and performance-based award units. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the if-converted and treasury stock methods. In computing diluted EPS, only securities that are actually dilutive are included.

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net earnings (loss) from Cont Ops attributable to Fluor	$(6,668)	$(14,920)	$(67,640)	$6,688
Less: Dividends on convertible preferred stock	4,875	—	4,875	—
Net earnings (loss) from Cont Ops available to Fluor common stockholders	(11,543)	(14,920)	(72,515)	6,688
Net earnings (loss) from Disc Ops attributable to Fluor	(107,777)	(10,070)	(133,829)	(297,637)
Net earnings (loss) available to Fluor common stockholders	$(119,320)	$(24,990)	$(206,344)	$(290,949)

Weighted average common shares outstanding	141,374	140,536	141,137	140,399
Diluted effect:
Convertible preferred stock(1)	—	—	—	—
Stock options, RSUs, restricted stock and performance-based award units(1)	—	—	—	411
Weighted average diluted shares outstanding	141,374	140,536	141,137	140,810

Basic EPS available to Fluor common stockholders:
Net earnings (loss) from Cont Ops	$(0.08)	$(0.11)	$(0.51)	$0.05
Net earnings (loss) from Disc Ops	(0.76)	(0.07)	(0.95)	(2.12)

Diluted EPS available to Fluor common stockholders:
Net earnings (loss) from Cont Ops	$(0.08)	$(0.11)	$(0.51)	$0.05
Net earnings (loss) from Disc Ops	(0.76)	(0.07)	(0.95)	(2.11)

(1) Anti-dilutive securities not included in shares outstanding	14,457	384	8,178	—
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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
Mission Solutions focuses on federal agencies across the U.S. government and select international opportunities. These include, among others, the DOE, the Department of Defense, the Federal Emergency Management Agency and intelligence agencies. Mission Solutions includes the Radford and Warren projects which were previously reported in the Other segment.
Other now includes only the operations of NuScale.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenue
Energy Solutions	$1,319.1	$1,498.0	$2,310.0	$2,857.2
Urban Solutions	1,210.2	1,512.5	2,404.5	3,104.8
Mission Solutions	707.1	724.4	1,460.4	1,470.6
Total revenue	$3,236.4	$3,734.9	$6,174.9	$7,432.6

Segment profit (loss)
Energy Solutions	$109.2	$42.7	$111.4	$36.8
Urban Solutions	(68.4)	38.5	(38.6)	89.9
Mission Solutions	44.9	9.7	88.6	41.8
Other	(18.5)	(18.5)	(34.2)	(41.3)
Total segment profit (loss)	$67.2	$72.4	$127.2	$127.2

G&A	(31.5)	(42.6)	(97.1)	(76.2)
Impairment, restructuring and other exit costs	—	(3.8)	(26.4)	(106.2)
Foreign currency gain (loss)	(30.4)	0.8	(41.7)	46.0
Interest income (expense), net	(10.8)	(10.4)	(27.9)	(15.0)
Earnings (loss) from Cont Ops attributable to NCI	(7.7)	6.4	25.1	15.5
Earnings (loss) from Cont Ops before taxes	$(13.2)	$22.8	$(40.8)	$(8.7)
Energy Solutions. Segment profit for the 2021 Quarter and 2021 Period benefitted from the negotiation of change orders, scope increases and cost improvements across numerous projects. Both periods also benefitted from the collection of previously reserved accounts receivable and the reversal of the related provision. The increases in 2021 were partially offset by losses on embedded foreign currency derivatives. Segment profit for the 2020 Period was adversely affected by the recognition of reserves for expected credit losses on aged receivables and COVID-19 related cost growth.
Urban Solutions. Segment profit for the 2021 Quarter and 2021 Period included a project charge of $138 million (or $0.72 per share) for procurement and subcontractor cost growth, delays and disruptions in the schedule of a legacy infrastructure project. We believe that these cost growth factors may be at least partially recoverable under the contract. However, we expect that it will require several quarters to analyze recoverability and negotiate with our client before recognizing incremental revenue for these factors. The decline in segment profit in the 2021 Period was partially offset by the favorable resolution of a long-standing customer dispute on a rail project. We also sold our interest in an infrastructure joint venture and recognized a gain of $20 million during the 2021 Quarter and 2021 Period. Intercompany revenue for our professional staffing business, excluded from the amounts shown above, was $69 million and $139 million for the 2021 Quarter and 2021 Period, respectively, and $62 million and $139 million for the 2020 Quarter and 2020 Period, respectively.
Mission Solutions. Segment profit for the 2021 Quarter and 2021 Period benefitted from increased execution activity on our DOE projects, higher than anticipated performance-based fees and the release of COVID-19 cost reserves, partially offset by a decline in execution activity on army logistics and life support programs in Afghanistan and Africa.
Other. During the 2021 Period, JGC Holdings Corporation, GS Energy and IHI Corporation invested a combined $100 million in NuScale. Fluor and its advisors continue to engage with potential investors and capital providers to fund NuScale's path to commercialization.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
NuScale expenses included in the determination of segment loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
NuScale expenses	$(34.8)	$(39.1)	$(65.9)	$(74.6)
Less: Reimbursable expenses	16.3	20.6	31.7	33.3
Segment loss	$(18.5)	$(18.5)	$(34.2)	$(41.3)
Total assets by segment are as follows:

(in millions)	June 30, 2021	December 31, 2020
Energy Solutions	$1,118.5	$1,010.9
Urban Solutions	1,204.9	1,122.5
Mission Solutions	548.9	575.8
Other	35.6	37.8
Revenue by project location follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
North America	$2,065.4	$2,429.3	$4,037.1	$4,757.8
Asia Pacific (includes Australia)	409.5	342.7	746.1	651.4
Europe	379.1	623.1	634.0	1,100.0
Central and South America	301.0	210.5	565.7	634.2
Middle East and Africa	81.4	129.3	192.0	289.2
Total revenue	$3,236.4	$3,734.9	$6,174.9	$7,432.6
5. Impairment, Restructuring and Other Exit Costs
Impairment
We did not recognize any impairment expense in Cont Ops during the 2021 and 2020 Quarters. Impairment expense, included in Cont Ops, for the 2021 and 2020 Periods is summarized as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Impairment expense:
Energy Solutions' equity method investment	$26,392	$86,096
Information technology assets	—	16,269
Total impairment expense	$26,392	$102,365
Our business has been adversely affected by the economic impacts of the outbreak of COVID-19 and the steep decline in oil prices that occurred in the early part of 2020. These events have created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business. We have experienced, and may continue to experience, reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial condition or financial distress, as well as governmental budget constraints. These impacts may continue or worsen under prolonged stay-at-home, social distancing, travel restrictions and other similar orders or restrictions. Significant uncertainty still exists concerning the magnitude of the

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
impact and duration of these events, as well as our potential to make recovery from our clients pursuant to the contract and under rule of law. Because of these events, we performed interim impairment testing of our goodwill, intangible assets and investments during the 2020 Period, pursuant to which we recognized the impairment expense on an equity method investment and IT assets. We also recognized impairment expense on goodwill and intangible assets associated with the Stork business, now included in Disc Ops.
The valuation of our equity method investments utilized unobservable Level 3 inputs based on the investee's forecast of anticipated volumes and overhead absorption in a cyclical business.
Restructuring and Other Exit Costs
During 2019, we initiated a restructuring plan designed to optimize costs and improve operational efficiency. These efforts primarily relate to the rationalization of resources, investments, real estate and overhead across various geographies. Our recognition of costs for the planned restructuring activities was substantially completed by the end of 2020. Restructuring costs of $4 million, primarily related to severance, were recognized during both the 2020 Quarter and 2020 Period. We did not recognize any material restructuring costs during 2021.
A reconciliation of our restructuring liabilities follows:

(in thousands)	Severance	Lease Exit Costs	Total
Balance as of December 31, 2019	$30,479	$564	$31,043
Restructuring charges accrued during the period	3,720	334	4,054
Cash payments / settlements during the period	(18,858)	(793)	(19,651)
Currency translation	1,140	1	1,141
Balance as of December 31, 2020	$16,481	$106	$16,587
Cash payments / settlements during the period	$(13,794)	$—	$(13,794)
Currency translation	(54)	—	(54)
Balance as of June 30, 2021	$2,633	$106	$2,739
6. Income Taxes

The effective tax rate on earnings (loss) from Cont Ops was (9.3)% for the 2021 Quarter and (4.5)% for the 2021 Period compared to 137.2% and 356.1% for the corresponding periods of 2020. The effective tax rate in 2021 was unfavorably impacted by the increase in the valuation allowances against foreign tax credit carryforwards and certain foreign losses. This 2021 unfavorable impact was partially offset by favorable foreign tax differential. The effective tax rate in the 2020 Period was favorably impacted by the release of valuation allowances and rate benefits resulting from the carryback of our 2019 federal net operating loss as allowed by the CARES Act. This benefit was partially offset by an increase in the valuation allowance against foreign tax credit carryforwards and certain foreign losses, as well as a small addition to uncertain tax benefits. Earnings attributable to non-controlling interests from continuing operations, for which income taxes are not typically our responsibility, favorably impacted the effective tax rate for the 2021 Period.
7. Cash Paid for Interest and Taxes

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash paid for:
Interest	$42,074	$38,361
Income taxes (net of refunds)	68,200	31,649
8. Partnerships and Joint Ventures

In the normal course of business, we form partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less noncontrolling

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
ownership or participation interest with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts receivable, net” was $218 million and $207 million as of June 30, 2021 and December 31, 2020, respectively.

One of our more significant joint ventures is COOEC Fluor, in which we have a 49% ownership interest. COOEC Fluor owns, operates and manages the Zhuhai Fabrication Yard in China’s Guangdong province. We made a capital contribution of $26 million to the joint venture during the first quarter of 2021, which satisfied our contractual funding requirements.
During the 2021 Quarter, we sold our 10% ownership interest in an infrastructure joint venture and recognized a gain of $20 million, which was included in Urban Solutions' segment profit. During the 2020 Quarter, we sold our 50% ownership interest in Sacyr Fluor and recognized a loss of $11 million, which was included in Energy Solutions' segment profit.
Variable Interest Entities

The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $65 million and $174 million as of June 30, 2021 and December 31, 2020, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse in nature. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of June 30, 2021 for the unconsolidated VIEs were $57 million.
In some cases, we are required to consolidate certain VIEs. As of June 30, 2021, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.4 billion and $718 million, respectively. As of December 31, 2020, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $1.2 billion and $688 million, respectively. The assets of a VIE are restricted for use only for the particular VIE and are not available for our general operations.
We have agreements with certain VIEs to provide financial or performance assurances to clients, as discussed elsewhere.
9. Guarantees
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support project execution commitments. Performance guarantees have various expiration dates ranging from mechanical completion to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $12 billion as of June 30, 2021. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of June 30, 2021 and December 31, 2020.
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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
The following disclosures for commitments and contingencies have been updated since the matter was presented in the 2020 10-K.

Since May 2018, purported shareholders have filed various complaints against Fluor and certain of its current and former executives in the U.S. District Court for the Northern District of Texas. The plaintiffs purport to represent a class of shareholders who purchased or otherwise acquired Fluor common stock from August 14, 2013 through February 14, 2020, and seek to recover damages arising from alleged violations of federal securities laws. These claims are based on statements concerning Fluor’s internal and disclosure controls, risk management, revenue recognition, and Fluor’s gas-fired power business, which plaintiffs assert were materially misleading. As of May 26, 2020, these complaints have been consolidated into one matter. We filed a motion to dismiss the matter on July 1, 2020. The motion was granted in part on May 5, 2021, and as a result the Court dismissed with prejudice all allegations except those related to a single statement made in 2015 about one gas-fired power project. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded any liability as a result of this action.

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
There have been no changes to the disclosures for the following commitments and contingencies since the matter was presented in the 2020 10-K.

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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
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
Other Matters

We periodically evaluate our positions and the amounts recognized with respect to all our claims and back charges. As of June 30, 2021 and December 31, 2020, we had recorded $215 million and $216 million, respectively, of claim revenue for costs incurred to date. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. We had no material disputed back charges to suppliers or subcontractors as of June 30, 2021 and December 31, 2020.

From time to time, we enter into contracts with the U.S. government and its agencies. Government contracts are subject to audits and reviews by government representatives with respect to our compliance with various restrictions and regulations applicable to government contractors, including but not limited to the allowability of costs incurred under reimbursable contracts. In connection with performing government contracts, we maintain reserves for estimated exposures associated with these matters.

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
In February 2020, we announced that the SEC is conducting an investigation and has requested documents and information related to projects for which we recorded charges in the second quarter of 2019. In April 2020, Fluor received a subpoena from the U.S. Department of Justice (“DOJ”) seeking documents and information related to the second quarter 2019 charges; certain of the projects associated with those charges; and certain project accounting, financial reporting and governance matters. Such inquiries are ongoing, and we have continued to respond to the SEC and DOJ and cooperate in these investigations.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
11. Contract Assets and Liabilities

The following summarizes information about our contract assets and liabilities:

(in millions)	June 30, 2021	December 31, 2020
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$621	$590
Contract work in progress - lump-sum contracts	374	270
Contract assets	$995	$860

Advance billings deducted from contract assets	$240	$308

	Six Months Ended June 30,
(in millions)	2021	2020
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$794	$591
12. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	June 30, 2021
Within 1 year	$10,231
1 to 2 years	5,881
Thereafter	4,536
Total RUPO	$20,648
During the 2021 Period, we removed approximately $2 billion from RUPO due to the cancellation of a chemicals project and a steel project in North America.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
13. Debt and Letters of Credit

Debt consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020

Borrowings under credit facility	$—	$—

Current:
Other borrowings	$4,738	$4,890
Long-term:
Senior Notes
2023 Notes	$588,740	$611,250
Unamortized discount on 2023 Notes	(213)	(283)
Unamortized deferred financing costs	(917)	(1,203)
2024 Notes	499,000	500,000
Unamortized discount on 2024 Notes	(1,861)	(2,130)
Unamortized deferred financing costs	(1,459)	(1,670)
2028 Notes	600,000	600,000
Unamortized discount on 2028 Notes	(917)	(981)
Unamortized deferred financing costs	(3,633)	(3,885)
Total long-term	$1,678,740	$1,701,098

Credit Facility

As of June 30, 2021, letters of credit totaling $431 million were outstanding under our $1.65 billion credit facility, which matures in February 2023. The credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.65 to 1.0, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.5 billion, defined in the amended credit facility, which may be reduced to $1.25 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of June 30, 2021, we could have borrowed an additional $783 million under our existing credit facility.
Uncommitted Lines of Credit
As of June 30, 2021, letters of credit totaling $915 million were outstanding under uncommitted lines of credit, although no amounts were drawn.
Senior Notes
In June 2021, we used a portion of the proceeds from the issuance of preferred stock to redeem $5 million of outstanding 2023 and 2024 Notes. We recognized $0.1 million in losses related to these redemptions which is included in G&A. In July 2021, we redeemed $21 million of outstanding 2023 and 2024 Notes and recognized $0.8 million in losses.
14. Preferred Stock

In May 2021, we issued 600,000 shares of Series A 6.5% cumulative perpetual convertible preferred stock in a private placement transaction involving a limited number of qualified institutional buyers.

The preferred stock, with respect to dividend rights or rights upon liquidation, winding-up or dissolution of Fluor, ranks (i) senior to all classes of common stock and to each other class of capital stock or series of preferred stock established after the issuance of the Series A preferred stock except in certain circumstances and (ii) junior to the our existing and future indebtedness.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

The preferred stock does not have a maturity date. Cumulative cash dividends on the preferred stock are payable at an annual rate of 6.5% quarterly in arrears on February 15, May 15, August 15 and November 15, beginning on August 15, 2021, upon declaration of the dividend by our Board of Directors. Dividends accumulate from the most recent date on which dividends have been paid or, if no dividends have been paid, from the first date of original issuance of the preferred stock. At June 30, 2021, $5 million of dividends on the preferred stock were accumulated however no amounts had been declared or accrued. In July 2021, our Board of Directors approved the payment of a total preferred stock dividend of $10 million.

Each share of preferred stock has a liquidation preference of $1,000 per share, plus accumulated but unpaid dividends, and is convertible, at the holder's option at any time into 44.9585 shares of our common stock per share of preferred stock. The conversion rate is subject to certain customary adjustments, but no payment or adjustment for accumulated but unpaid dividends will be made upon conversion, subject to certain limited exceptions. The preferred stock may not be redeemed by us; however, we may, at any time on or after May 20, 2022, elect to cause all outstanding shares of preferred stock to be automatically converted into shares of our common stock at the conversion rate, subject to certain conditions (and, if such automatic conversion occurs prior May 20, 2024, the payment of a cash make-whole premium). If a “make-whole fundamental change” occurs, we will in certain circumstances be required to increase the conversion rate for a holder who elects to convert its shares of preferred stock in connection with such make-whole fundamental change.

The shares of preferred stock have no voting rights except if and when dividends on the preferred stock are in arrears and have been unpaid with respect to six or more quarterly dividend payment dates (whether or not consecutive). In such events, the holders of the preferred stock would be entitled to elect two additional directors to the board of directors. Such voting rights are exercisable until all dividends in arrears have been paid in full, at which time the voting rights and the term of the two additional directors terminate.

Concurrent with the issuance of the convertible preferred stock, 200,000 shares of preferred stock previously designated as Series A Junior Participating Preferred Stock were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation.
15. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2021				December 31, 2020
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$10,760	$10,760	$—	$—	$9,626	$9,626	$—	$—
Derivative assets(2)
Foreign currency	23,855	—	23,855	—	22,667	—	22,667	—
Commodity	4,257	—	4,257	—	806	—	806	—

Liabilities:
Derivative liabilities(2)
Foreign currency	$5,291	$—	$5,291	$—	$2,571	$—	$2,571	$—
Commodity	209	—	209	—	5,059	—	5,059	—
_________________________________________________________
(1)    Consists of registered money market funds and an equity index fund. These investments, which are trading securities, represent the net asset value at the close of business of the period based on the last trade or official close of an active market or exchange.
(2)    Foreign currency and commodity derivatives are estimated using pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
We have measured assets and liabilities held for sale and certain other impaired assets at fair value on a nonrecurring basis.
The following summarizes information about financial instruments that are not required to be measured at fair value :

		June 30, 2021		December 31, 2020
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,424,542	$1,424,542	$1,180,024	$1,180,024
Cash equivalents(2)	Level 2	1,286,573	1,286,573	1,018,757	1,018,757
Marketable securities(2)	Level 2	31,651	31,651	23,345	23,345
Notes receivable, including noncurrent portion(3)	Level 3	25,381	25,381	28,488	28,488
Liabilities:
2023 Senior Notes(4)	Level 2	$587,610	$600,573	$609,764	$578,554
2024 Senior Notes(4)	Level 2	495,680	527,727	496,200	494,045
2028 Senior Notes(4)	Level 2	595,450	610,188	595,134	599,220
Other borrowings(5)	Level 2	4,738	4,738	4,890	4,890
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
16. Stock-Based Compensation
Our executive and director stock-based compensation plans are described more fully in the 2020 10-K. In the 2021 Period, RSUs totaling 596,391 were granted to executives and directors at a weighted-average grant date fair value of $18.67 per share. RSUs granted to executive officers in 2021 and 2020 generally vest over three years. RSUs granted to directors in 2021 and 2020 vested upon grant. The fair value of RSUs represents the closing price of our common stock on the date of grant.
Stock options for the purchase of 481,626 shares at a weighted-average exercise price of $17.96 per share were awarded to executives during the 2021 Period. The exercise price of options represents the closing price of our common stock on the date of grant. The options granted in 2021 and 2020 generally vest over three years and expire ten years after the grant date.
Performance-based award units totaling 613,868 were awarded to executive officers during the 2021 Period. These awards generally vest after a period of 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter. Accordingly, only one-third of the units awarded in any given year are deemed to be granted each year of the 3 year vesting periods. During 2021, the following units were granted for GAAP purposes:

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

	Performance-based Award Units Granted in 2021	Weighted Average Grant Date Fair Value Per Share
2021 Performance Award Plan	204,623	$20.49
2020 Performance Award Plan	385,455	$19.98
2019 Performance Award Plan	116,844	$20.18
The number of units are adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the award agreements. The grant date fair value is determined by adjusting the closing price of our common stock on the date of grant for the effect of the market condition. Units granted under the 2021, 2020 and 2019 performance award plans can only be settled in our stock and are accounted for as equity awards.
There were no RSUs, options or performance-based award units awarded to executives during the 2020 Period. Instead, RSUs, options and performance-based award units were awarded to executives in September 2020 following the filing of our 2019 10-K.
17. Retirement Plans
Net periodic pension expense for our DB plans includes the following components:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location of Component	2021	2020	2021	2020
Service cost	Cost of revenue	$4,398	$4,196	$8,791	$8,400
Interest cost	Corp G&A	1,779	2,235	3,557	4,476
Expected return on assets	Corp G&A	(7,248)	(6,288)	(14,487)	(12,592)
Amortization of prior service credit	Corp G&A	(218)	(218)	(436)	(436)
Recognized net actuarial loss	Corp G&A	1,439	1,134	2,876	2,272
Net periodic pension expense		$150	$1,059	$301	$2,120
We currently expect to contribute up to $16 million into our DB plans during 2021, which we expect to be in excess of the minimum funding required. During the 2021 Period, we made contributions of approximately $12 million.
In addition to our DB plans, we participate in multiemployer pension plans for unionized construction and maintenance craft employees. Company contributions, based on the hours worked by employees covered under various collective bargaining agreements, are recognized as net periodic pension expense. Upon withdrawal from a multiemployer plan, we may have an obligation to make additional contributions for our share of any unfunded benefit obligation, but only if we do not meet the requirements of any applicable exemptions. For one of our discontinued operations, we participate in one multiemployer plan in which we are aware of a significant unfunded benefit obligation. However, we believe we qualify for an exemption and do not believe we have a probable payment to the plan. Therefore, we have not recognized a liability related to this unfunded benefit obligation.
18. Derivatives and Hedging
Derivatives Designated as Hedges
As of June 30, 2021, we had total gross notional amounts of $517 million of foreign currency contracts outstanding (primarily related to the Canadian Dollar, Chinese Yuan, British Pound, Euro, Indian Rupee and Philippine Peso) that were designated as hedges. These foreign currency contracts are of varying duration, none of which extend beyond December 2024. There were no commodity contracts outstanding that were designated as hedges as of June 30, 2021.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
The fair values of derivatives designated as hedging instruments follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	June 30, 2021	December 31, 2020	Balance Sheet Location	June 30, 2021	December 31, 2020
Foreign currency contracts	Other current assets	$16,802	$20,004	Other accrued liabilities	$975	$4
Foreign currency contracts	Other assets	2,902	2,184	Noncurrent liabilities	52	25
Total		$19,704	$22,188		$1,027	$29
The after-tax amount of gain (loss) recognized in OCI associated with derivative instruments designated as cash flow hedges follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Hedges (in thousands)	2021	2020	2021	2020
Foreign currency contracts	5,315	1,143	6,188	(3,997)
Commodity contracts	—	3	—	(108)
	5,315	1,146	6,188	(4,105)
The after-tax amount of gain (loss) reclassified from AOCI into earnings associated with derivative instruments designated as cash flow hedges follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2021	2020	2021	2020
Foreign currency contracts	Cost of revenue	$5,159	$(88)	$9,502	$538
Commodity contracts	Cost of revenue	—	(112)	—	(100)
Interest rate contracts	Interest expense	(419)	(419)	(838)	(838)
Total		$4,740	$(619)	$8,664	$(400)
Derivatives Not Designated as Hedges
As of June 30, 2021, we also had total gross notional amounts of $175 million of foreign currency contracts and $27 million of commodity contracts outstanding that were not designated as hedges. The foreign currency contracts primarily related to contract obligations denominated in nonfunctional currencies. The fair value of derivatives not designated as hedges, as well as the associated gains and losses were not material for any period presented.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
19. Other Comprehensive Income (Loss)
The components of OCI follow:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$(1,279)	$—	$(1,279)	$31,072	$—	$31,072
Ownership share of equity method investees’ OCI	(847)	772	(75)	(14,901)	4,247	(10,654)
DB plan adjustments	1,201	(10)	1,191	998	(43)	955
Unrealized gain (loss) on hedges	806	(231)	575	1,297	468	1,765
Total OCI	(119)	531	412	18,466	4,672	23,138
Less: OCI attributable to NCI	(394)	—	(394)	2,421	—	2,421
OCI attributable to Fluor	$275	$531	$806	$16,045	$4,672	$20,717

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$1,431	$(11)	$1,420	$(80,029)	$—	$(80,029)
Ownership share of equity method investees’ OCI	(3,287)	1,148	(2,139)	(17,420)	(1,406)	(18,826)
DB plan adjustments	2,401	441	2,842	2,001	—	2,001
Unrealized gain (loss) on hedges	(2,643)	167	(2,476)	(4,577)	872	(3,705)
Total OCI	(2,098)	1,745	(353)	(100,025)	(534)	(100,559)
Less: OCI attributable to NCI	(596)	—	(596)	(1,796)	—	(1,796)
OCI attributable to Fluor	$(1,502)	$1,745	$243	$(98,229)	$(534)	$(98,763)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
The changes in AOCI balances follow:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor:
Balance as of March 31, 2021	$(258,059)	$(56,048)	$(116,938)	$13,576	$(417,469)
OCI before reclassifications	(885)	(220)	—	5,315	4,210
Amounts reclassified from AOCI	—	145	1,191	(4,740)	(3,404)
Net OCI	(885)	(75)	1,191	575	806
Balance as of June 30, 2021	$(258,944)	$(56,123)	$(115,747)	$14,151	$(416,663)

Attributable to NCI:
Balance as of March 31, 2021	$(4,370)	$—	$—	$—	$(4,370)
OCI before reclassifications	(394)	—	—	—	(394)
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	(394)	—	—	—	(394)
Balance as of June 30, 2021	$(4,764)	$—	$—	$—	$(4,764)

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor:
Balance as of December 31, 2020	$(260,960)	$(53,984)	$(118,589)	$16,627	$(416,906)
OCI before reclassifications	2,016	(2,423)	—	6,188	5,781
Amounts reclassified from AOCI	—	284	2,842	(8,664)	(5,538)
Net OCI	2,016	(2,139)	2,842	(2,476)	243
Balance as of June 30, 2021	$(258,944)	$(56,123)	$(115,747)	$14,151	$(416,663)

Attributable to NCI:
Balance as of December 31, 2020	$(4,168)	$—	$—	$—	$(4,168)
OCI before reclassifications	(596)	—	—	—	(596)
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	(596)	—	—	—	(596)
Balance as of June 30, 2021	$(4,764)	$—	$—	$—	$(4,764)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor:
Balance as of March 31, 2020	$(349,834)	$(43,628)	$(98,151)	$(7,740)	$(499,353)
OCI before reclassifications	28,651	(10,786)	1	1,146	19,012
Amounts reclassified from AOCI	—	132	954	619	1,705
Net OCI	28,651	(10,654)	955	1,765	20,717
Balance as of June 30, 2020	$(321,183)	$(54,282)	$(97,196)	$(5,975)	$(478,636)

Attributable to NCI:
Balance as of March 31, 2020	$(9,268)	$—	$—	$—	$(9,268)
OCI before reclassifications	2,421	—	—	—	2,421
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	2,421	—	—	—	2,421
Balance as of June 30, 2020	$(6,847)	$—	$—	$—	$(6,847)

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2019	$(242,950)	$(35,456)	$(99,197)	$(2,270)	$(379,873)
OCI before reclassifications	(78,233)	(19,099)	1	(4,105)	(101,436)
Amounts reclassified from AOCI	—	273	2,000	400	2,673
Net OCI	(78,233)	(18,826)	2,001	(3,705)	(98,763)
Balance as of June 30, 2020	$(321,183)	$(54,282)	$(97,196)	$(5,975)	$(478,636)

Attributable to NCI:
Balance as of December 31, 2019	$(5,051)	$—	$—	$—	$(5,051)
OCI before reclassifications	(1,796)	—	—	—	(1,796)
Amounts reclassified from AOCI	—	—	—	—	—
Net other comprehensive income (loss)	(1,796)	—	—	—	(1,796)
Balance as of June 30, 2020	$(6,847)	$—	$—	$—	$(6,847)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
Information about reclassifications out of AOCI follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location in Statement of Operations	2021	2020	2021	2020
Component of AOCI:

Ownership share of equity method investees’ OCI	Cost of revenue	$(193)	$(176)	$(379)	$(364)
Income tax benefit	Income tax expense (benefit)	48	44	95	91
Net of tax		$(145)	$(132)	$(284)	$(273)

DB plan adjustments	G&A	$(1,201)	$(998)	$(2,401)	$(2,000)
Income tax benefit	Income tax expense (benefit)	10	44	(441)	—
Net of tax		$(1,191)	$(954)	$(2,842)	$(2,000)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Various accounts(1)	$6,604	$(240)	$11,822	$402
Interest rate contracts	Interest expense	(419)	(419)	(838)	(838)
Income tax benefit	Income tax expense (benefit)	(1,445)	40	(2,320)	36
Net of tax		$4,740	$(619)	$8,664	$(400)
(1)Gains and losses on commodity and foreign currency derivative contracts were reclassified to "Cost of revenue" and "G&A".
20. Discontinued Operations
In the first quarter of 2021, we committed to a plan to sell our Stork business, which had previously represented the majority of operations from our former diversified services segment. We sold the North American operations of the AMECO equipment business in May 2021 for $71 million and recognized a loss on the sale of $25 million.
Impairment expense, included in Disc Ops, is summarized as follows:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(in thousands)	Stork	AMECO	Stork	AMECO	Stork	AMECO
Impairment expense: (1)
Goodwill	$—	$—	$12,700	$—	$168,568	$12,300
Intangible customer relationships	—	—	—	—	26,671	—
Fair value adjustment and expected costs associated with sale	52,700	48,276	60,500	48,276	—	87,700
Total impairment expense	$52,700	$48,276	$73,200	$48,276	$195,239	$100,000
(1) There was no impairment expense recognized during the 2020 Quarter.
The fair value of the AMECO assets were determined using a combination of observable level 2 inputs, including indicative offers and ongoing negotiations for the related assets.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
The fair value of the Stork assets were determined using an income based approach that utilized unobservable Level 3 inputs, including significant management assumptions such as expected awards, forecasted revenue and operating margins, weighted average cost of capital, working capital assumptions and general market trends and conditions.
The customer relationships' valuation approach utilized unobservable Level 3 inputs including ranges of assumptions of long-term revenue growth from 2% to 5.5% with a weighted average of 2.4%, weighted average cost of capital of 12% and a customer attrition factor of 10%.
Disc Ops information follows:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
(in thousands)	Stork	AMECO	Other	Total	Stork	AMECO	Other	Total
Revenue	$423,774	$36,811	$—	$460,585	$355,827	$50,891	$—	$406,718
Cost of revenue	406,482	31,151	1,824	439,457	365,683	45,394	3,674	414,751
Gross Profit	17,292	5,660	(1,824)	21,128	(9,856)	5,497	(3,674)	(8,033)

G&A	(2,128)	—	—	(2,128)	—	(37)	(4)	(41)
Impairment expense (1)	(52,700)	(48,276)	—	(100,976)	—	—	—	—
Loss on sale of AMECO North America	—	(24,864)	—	(24,864)	—	—	—	—
Foreign currency gain (loss)	(7)	245	—	238	140	(230)	—	(90)
Operating profit	(37,543)	(67,235)	(1,824)	(106,602)	(9,716)	5,230	(3,678)	(8,164)

Interest (expense) income, net	(1,256)	99	—	(1,157)	(1,376)	(9)	—	(1,385)
Earnings (loss) before taxes from Disc Ops	(38,799)	(67,136)	(1,824)	(107,759)	(11,092)	5,221	(3,678)	(9,549)
Income tax expense (benefit)	1,558	(1,838)	—	(280)	(274)	485	—	211
Net earnings (loss) from Disc Ops	(40,357)	(65,298)	(1,824)	(107,479)	(10,818)	4,736	(3,678)	(9,760)

Less: Net earnings (loss) from Disc Ops attributable to NCI	297	1	—	298	310	—	—	310
Net earnings (loss) from Disc Ops attributable to Fluor	(40,654)	(65,299)	(1,824)	(107,777)	(11,128)	4,736	(3,678)	(10,070)

(1) Impairment expense during the 2021 Quarter represents the effect of including Stork's cumulative foreign currency translation balance in the impairment assessment.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
(in thousands)	Stork	AMECO	Other	Total	Stork	AMECO	Other	Total
Revenue	$808,026	$77,527	$—	$885,553	$775,839	$112,278	$—	$888,117
Cost of revenue	787,564	75,120	2,877	865,561	784,502	94,487	9,370	888,359
Gross profit	20,462	2,407	(2,877)	19,992	(8,663)	17,791	(9,370)	(242)

G&A	(2,506)	—	—	(2,506)	—	(51)	(12)	(63)
Impairment expense (1)	(73,200)	(48,276)	—	(121,476)	(195,239)	(100,000)	—	(295,239)
Loss on sale of AMECO North America	—	(24,864)	—	(24,864)	—	—	—	—
Foreign currency gain (loss)	3	1,078	—	1,081	(1,006)	(303)	—	(1,309)
Operating profit	(55,241)	(69,655)	(2,877)	(127,773)	(204,908)	(82,563)	(9,382)	(296,853)

Interest (expense) income, net	(2,609)	203	—	(2,406)	(3,021)	40	—	(2,981)
Earnings (loss) before taxes from Disc Ops	(57,850)	(69,452)	(2,877)	(130,179)	(207,929)	(82,523)	(9,382)	(299,834)
Income tax expense (benefit)	4,182	(1,123)	—	3,059	(4,826)	1,942	—	(2,884)
Net earnings (loss) from Disc Ops	(62,032)	(68,329)	(2,877)	(133,238)	(203,103)	(84,465)	(9,382)	(296,950)

Less: Net earnings (loss) from Disc Ops attributable to NCI	591	—	—	591	687	—	—	687
Net earnings (loss) from Disc Ops attributable to Fluor	(62,623)	(68,329)	(2,877)	(133,829)	(203,790)	(84,465)	(9,382)	(297,637)
(1) Impairment expense during the 2021 Quarter represents the effect of including Stork's cumulative foreign currency translation balance in the impairment assessment.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
The following summarizes information related to assets and liabilities classified as held for sale:

	June 30, 2021						December 31, 2020
(in thousands)	Stork	AMECO	Other	Total from Disc Ops	Other Assets and Liabilities from Cont Ops	Total	Stork	AMECO	Other	Total from Disc Ops	Other Assets and Liabilities from Cont Ops	Total
Accounts receivable, net	$220,059	$32,268	$10,475	$262,802	$—	$262,802	$245,105	$42,797	$10,475	$298,377	$—	$298,377
Contract assets	155,268	—	—	155,268	—	155,268	108,152	2,188	—	110,340	—	110,340
Other current assets	44,375	11,143	—	55,518	—	55,518	45,384	73,618	—	119,002	—	119,002
Current assets held for sale	$419,702	$43,411	$10,475	$473,588	$—	$473,588	$398,641	$118,603	$10,475	$527,719	$—	$527,719

Property, plant and equipment, net	$94,833	$36,005	$—	$130,838	$22,079	$152,917	$97,258	$67,380	$—	$164,638	$24,538	$189,176
Goodwill	120,246	—	—	120,246	—	120,246	141,889	—	—	141,889	—	141,889
Investments	3,552	—	—	3,552	5,331	8,883	4,649	—	—	4,649	5,064	9,713
Other assets	122,915	17,324	—	140,239	—	140,239	135,421	13,810	—	149,231	—	149,231
Noncurrent assets held for sale(1)	$341,546	$53,329	$—	$394,875	$27,410	$422,285	$379,217	$81,190	$—	$460,407	$29,602	$490,009
Total assets held for sale	$761,248	$96,740	$10,475	$868,463	$27,410	$895,873	$777,858	$199,793	$10,475	$988,126	$29,602	$1,017,728

Accounts payable	$121,742	$7,243	$1	$128,986	$—	$128,986	$116,580	$17,388	$13	$133,981	$—	$133,981
Short-term borrowings	19,152	—	—	19,152	—	19,152	20,525	—	—	20,525	—	20,525
Contract liabilities	42,183	768	—	42,951	—	42,951	46,997	782	—	47,779	—	47,779
Accrued salaries, wages and benefits	52,391	1,130	—	53,521	—	53,521	57,626	7,152	—	64,778	—	64,778
Other accrued liabilities	186,030	46,637	—	232,667	—	232,667	113,965	11,977	—	125,942	—	125,942
Current liabilities held for sale	$421,498	$55,778	$1	$477,277	$—	$477,277	$355,693	$37,299	$13	$393,005	$—	$393,005

Noncurrent liabilities held for sale(1)	$85,927	$9,572	$—	$95,499	$—	$95,499	$98,940	$9,478	$—	$108,418	$—	$108,418
Total liabilities held for sale	$507,425	$65,350	$1	$572,776	$—	$572,776	$454,633	$46,777	$13	$501,423	$—	$501,423
(1)     Noncurrent assets and liabilities held for sale as of June 30, 2021 are reported as current given the expected sale timing.
Our cash flow information included the following activities related to Disc Ops:

	Six Months Ended June 30,
	2021			2020
(in thousands)	Stork	AMECO	Total	Stork	AMECO	Total
Capital expenditures	(8,142)	(10,832)	(18,974)	(12,723)	(12,330)	(25,053)

FLUOR CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements and our 2020 10-K. Except as the context otherwise requires, the terms Fluor or the Registrant, as used herein, are references to Fluor and its predecessors and references to the company, we, us, or our as used herein shall include Fluor, its consolidated subsidiaries and joint ventures.
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
In the first quarter of 2021, we also committed to a plan to sell our Stork business, which had previously represented the majority of operations from our former diversified services segment. The sale of the majority of the AMECO equipment business was completed during May 2021. Therefore, both Stork and AMECO are reported as Disc Ops along with other immaterial operations. We expect to complete the sale of Stork and the remaining AMECO operations near the end of this year or early in 2022. The assets and liabilities of the Stork and AMECO businesses are classified as held for sale for all periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021		2020		2021		2020
Revenue
Energy Solutions	$1,319.1		$1,498.0		$2,310.0		$2,857.2
Urban Solutions	1,210.2		1,512.5		2,404.5		3,104.8
Mission Solutions	707.1		724.4		1,460.4		1,470.6
Total revenue	$3,236.4		$3,734.9		$6,174.9		$7,432.6

Segment profit (loss) $ and margin %
Energy Solutions	$109.2	8.3%	$42.7	2.9%	$111.4	4.8%	$36.8	1.3%
Urban Solutions	(68.4)	(5.6)%	38.5	2.5%	(38.6)	(1.6)%	89.9	2.9%
Mission Solutions	44.9	6.4%	9.7	1.3%	88.6	6.1%	41.8	2.8%
Other	(18.5)	NM	(18.5)	NM	(34.2)	NM	(41.3)	NM
Total segment profit (loss) $ and margin %(1)	$67.2	2.1%	$72.4	1.9%	$127.2	2.1%	$127.2	1.7%

G&A	(31.5)		(42.6)		(97.1)		(76.2)
Impairment, restructuring and other exit costs	—		(3.8)		(26.4)		(106.2)
Foreign currency gain (loss)	(30.4)		0.8		(41.7)		46.0
Interest expense, net	(10.8)		(10.4)		(27.9)		(15.0)
Earnings (loss) from Cont Ops attributable to NCI	(7.7)		6.4		25.1		15.5
Earnings (loss) from Cont Ops before taxes	(13.2)		22.8		(40.8)		(8.7)
Income tax expense (benefit)	(1.2)		(31.3)		(1.8)		30.9
Net earnings (loss) from Cont Ops	$(14.4)		$(8.5)		$(42.6)		$22.2
Less: Net earnings (loss) from Cont Ops attributable to NCI	(7.7)		6.4		25.1		15.5
Net earnings (loss) from Cont Ops attributable to Fluor	$(6.7)		$(14.9)		$(67.7)		$6.7

Less: Dividends on convertible preferred stock	4.9		—		4.9		—
Net earnings (loss) from Cont Ops available to Fluor common stockholders	$(11.6)		$(14.9)		$(72.6)		$6.7

New awards
Energy Solutions	$660.7		$197.3		$2,270.0		$1,739.6
Urban Solutions	617.2		790.6		1,678.6		2,398.4
Mission Solutions	92.3		941.3		1,084.1		1,625.3
Total new awards	$1,370.2		$1,929.2		$5,032.7		$5,763.3

New awards related to projects located outside of the U.S.					70%		53%

Backlog	June 30, 2021	December 31, 2020
Energy Solutions	$10,633.0	$11,020.5
Urban Solutions	8,013.5	9,224.1
Mission Solutions	2,427.4	2,899.5
Total backlog	$21,073.9	$23,144.1

Backlog related to projects located outside of the U.S.	69%	64%
Backlog related to lump-sum projects	63%	60%
(1)Total segment profit (loss) is a non-GAAP financial measure. We believe that total segment profit (loss) provides a meaningful perspective on our results as it is the aggregation of individual segment profit (loss) measures that we use to evaluate and manage our performance.
Our business has been adversely affected by the economic impacts of the outbreak of COVID-19 and the steep decline in oil prices that occurred in the early part of 2020. These events have created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business. We have experienced, and may continue to experience, reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial condition or financial distress, as well as governmental budget constraints. Although we initially assessed our project estimates for COVID-19 during the first quarter of 2020, estimating isolated COVID-19 effects became increasingly difficult to measure. Our estimates reflect our best assessment of project results inclusive of COVID-19 effects, which have been dynamic as our projects have seen changes in prevailing regulations as COVID-19 cases crested and fell. These impacts may continue or worsen under prolonged stay-at-home, social distancing, travel restrictions and other similar orders or restrictions. Significant uncertainty still exists concerning the magnitude of the impact and duration of these events, as well as our potential to make recovery from our clients pursuant to the contract and under rule of law.
During the 2021 Quarter and 2021 Period, consolidated revenue declined primarily due to volume declines on projects which were completed or nearing completion across all segments.
During the 2021 Quarter and 2021 Period, improvements in segment profit in the Energy Solutions and Mission Solutions segments were entirely offset by a significant decline in segment profit for Urban Solutions where we recognized a $138 million charge in the current quarter for procurement and subcontractor cost growth on a legacy infrastructure project.
We did not recognize any impairment expense in Cont Ops during the 2021 and 2020 Quarters. Impairment expense, included in Cont Ops, for the 2021 and 2020 Periods is summarized as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Impairment expense:
Energy Solutions' equity method investment	$26,392	$86,096
Information technology assets	—	16,269
Total impairment expense	$26,392	$102,365
We sold the North American operations of the AMECO equipment business in May 2021 for $71 million and recognized loss on the sale of $25 million. Impairment expense, included in Disc Ops, is summarized as follows:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(in thousands)	Stork	AMECO	Stork	AMECO	Stork	AMECO
Impairment expense:
Goodwill	$—	$—	$12,700	$—	$168,568	$12,300
Intangible customer relationships	—	—	—	—	26,671	—
Fair value adjustment and expected costs associated with sale	52,700	48,276	60,500	48,276	—	87,700
Total impairment expense	$52,700	$48,276	$73,200	$48,276	$195,239	$100,000

The effective tax rate on earnings (loss) from Cont Ops was (9.3)% for the 2021 Quarter and (4.5)% for the 2021 Period compared to 137.2% and 356.1% for the corresponding periods of 2020. The effective tax rate in 2021 was unfavorably impacted by the increase in the valuation allowances against foreign tax credit carryforwards and certain foreign losses. This 2021 unfavorable impact was partially offset by favorable foreign tax differential. The effective tax rate in the 2020 Period was favorably impacted by the release of valuation allowances and rate benefits resulting from the carryback of our 2019 federal net operating loss as allowed by the CARES Act. This benefit was partially offset by an increase in the valuation allowance against foreign tax credit carryforwards and certain foreign losses, as well as a small addition to uncertain tax benefits. Earnings attributable to non-controlling interests from continuing operations, for which income taxes are not typically our responsibility, favorably impacted the effective tax rate for the 2021 Period.
The lack of broad based new awards could continue to put pressure on our future earning streams. The decline in backlog during the 2021 Period primarily resulted from the removal of approximately $2 billion from backlog due to the cancellation of both a chemicals project and a steel project. Backlog included $1.2 billion for projects in a loss position as of June 30, 2021. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog differs from RUPO discussed elsewhere. RUPO includes only the amount of revenue we expect to recognize under contracts with definite terms and substantive termination provisions.
Segment Operations - Comparisons of the 2021 Quarter to the 2020 Quarter and the 2021 Period to the 2020 Period
Energy Solutions
Revenue for the 2021 Quarter and 2021 Period decreased due to declines in the volume of execution activities for the portfolio continuing to be impacted by COVID-19 and other market uncertainties, projects nearing completion as well as the cancellation of a chemicals project in North America. The revenue declines in the 2021 Quarter and 2021 Period were partially offset by the ramp up of execution activities on an LNG project, a chemicals project and a refinery project in Mexico.
Segment profit for the 2021 Quarter and 2021 Period significantly increased. Both 2021 periods benefitted from the negotiation of change orders, scope increases and cost improvements across numerous projects. Both periods also benefitted from the collection of previously reserved accounts receivable and the reversal of the related provision. The increases in 2021 were partially offset by losses on embedded foreign currency derivatives and the decline in execution activity for projects nearing completion. Segment profit for the 2020 Period was adversely affected by the recognition of reserves for expected credit losses on aged receivables and COVID-19 related cost growth. The change in segment profit margin reflects these same factors.
New awards for the 2021 Quarter and 2021 Period increased due to incremental awards for a refinery project in Mexico. Backlog decreased during the 2021 Period primarily due to the cancellation of the chemicals project in North America. Although we expect to benefit from opportunities in the chemicals and non-traditional oil and gas markets, the lack of broad based new awards could continue to put pressure on the segment's earnings in the near and intermediate term.
Urban Solutions

Revenue for the 2021 Quarter and 2021 Period decreased due to the nearing completion of four data center projects in Europe and mining projects in South America and Australia as well as the cancellation of a rail project and a steel project that were in progress in the prior year periods. These revenue declines were partially offset by an increase in execution activities for two mining projects in South America and a roads project in North America.

Segment profit for the 2021 Quarter and 2021 Period significantly declined due to a project charge of $138 million recognized in the current quarter for procurement and subcontractor cost growth, delays and disruptions in the schedule of a legacy infrastructure project. We believe that these cost growth factors may be at least partially recoverable under the contract. However, we expect that it will require several quarters to analyze recoverability and negotiate with our client before recognizing incremental revenue for these factors. The decline in segment profit in the 2021 Period was partially offset by the favorable resolution of a long-standing customer dispute on a rail project. We also sold our interest in an infrastructure joint venture and recognized a gain of $20 million during the 2021 Quarter and 2021 Period. The change in segment profit margin reflects these same factors.

New awards for the 2021 Quarter and 2021 Period decreased partly due to more selectivity in project pursuits and delayed procurement efforts by many of our clients. New awards in the 2021 Period included a large life sciences project in Europe. Backlog declined during the 2021 Period due to the cancellation of a steel project coupled with lower new awards.

Backlog included $1.1 billion for projects in a loss position as of June 30, 2021. Our staffing business does not report new awards or backlog.
Mission Solutions
Revenue for the 2021 Quarter and 2021 Period remained relatively flat compared to the prior year periods.
The increase in segment profit for the 2021 Quarter and 2021 Period was substantially driven by increased execution activity on our DOE projects, higher than anticipated performance-based fees and the release of COVID-19 cost reserves, partially offset by a decline in execution activity on army logistics and life support programs in Afghanistan and Africa. The change in segment profit margin reflects these same factors.
New awards in the 2021 Quarter and 2021 Period decreased due to an extension of an environmental management contract booked in the 2020 Quarter. Backlog decreased during the 2021 Period due to the decline in new award activity. Backlog included $836 million and $1.0 billion of unfunded government contracts as of June 30, 2021 and December 31, 2020, respectively.
Other
Other includes the operations of NuScale. NuScale expenses included in the determination of segment loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
NuScale expenses	$(34.8)	$(39.1)	$(65.9)	$(74.6)
Less: Reimbursable expenses	16.3	20.6	31.7	33.3
Segment loss	$(18.5)	$(18.5)	$(34.2)	$(41.3)
During the 2021 Period, JGC Holdings Corporation, GS Energy and IHI Corporation invested a combined $100 million in NuScale. During July 2021, NuScale received an additional $92 million of incremental contributions from outside investors. Fluor and its advisors continue to engage with potential investors and capital providers to fund NuScale's path to commercialization.
G&A and Other Matters

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
G&A
Compensation	$23.9	$26.7	$81.5	$45.5
SEC investigation / Internal review costs	1.2	11.3	3.8	13.3
Other	6.4	4.6	11.8	17.4
G&A	$31.5	$42.6	$97.1	$76.2
The slight decrease in compensation expense during the 2021 Quarter was primarily due to performance driven compensation including annual bonus projections. The increase in compensation expense during the 2021 Period was primarily due to higher stock price driven compensation on liability awards in the first quarter of 2021.
The increase in net interest expense during the 2021 Period was primarily attributable to costs incurred to refinance our credit facility as well as a decrease in interest income driven by lower interest rates in the 2021 compared to 2020.
We announced in January 2021 that we had begun an undertaking to substantially reduce our overhead costs. Although we have not satisfied the requirements to recognize charges for any restructurings for the 2021 undertaking, we are likely to recognize expense later in 2021.

Critical Accounting Estimates
     Fair Value Measurements. During the first quarter, we performed interim impairment testing of our goodwill associated with Stork and recognized impairment expense of $13 million, which was included in Disc Ops. All other factors being equal, a one hundred basis point change in the discount rate used in the valuation of goodwill would change the fair value by $25 million.
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
As of June 30, 2021, letters of credit totaling $431 million were outstanding under our $1.65 billion credit facility, which matures in February 2023. The credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.65 to 1.0, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.5 billion, defined in the amended credit facility, which may be reduced to $1.25 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of June 30, 2021, we could have borrowed an additional $783 million under our existing credit facility.
Cash and cash equivalents combined with marketable securities were $2.7 billion as of June 30, 2021 and $2.2 billion as of December 31, 2020. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.0 billion and $984 million as of June 30, 2021 and December 31, 2020, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $636 million and $655 million as of June 30, 2021 and December 31, 2020, respectively) were not necessarily readily available for general purposes. We also consider the extent to which client advances (which totaled $168 million and $80 million as of June 30, 2021 and December 31, 2020, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of June 30, 2021 and December 31, 2020, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. jurisdictions where we operate.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2021	2020
OPERATING CASH FLOW	$(153,878)	$64,088

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	(8,230)	(5,500)
Capital expenditures	(46,275)	(58,959)
Proceeds from sales of assets	42,839	24,348
Proceeds from sale of AMECO-North America	71,085	—
Investments in partnerships and joint ventures	(59,829)	(24,022)
Other	375	4,534
Investing cash flow	(35)	(59,599)

FINANCING CASH FLOW
Proceeds from issuance of preferred stock	582,000	—
Purchase and retirement of debt	(4,572)	—
Dividends paid	—	(28,720)
Other borrowings (debt repayments)	(5,922)	20,567
Distributions paid to NCI	(18,177)	(10,831)
Capital contributions by NCI	106,019	39,520
Other	(4,013)	(2,748)
Financing cash flow	655,335	17,788

Effect of exchange rate changes on cash	10,912	(49,883)
Increase (decrease) in cash and cash equivalents	512,334	(27,606)
Cash and cash equivalents at beginning of period	2,198,781	1,997,199
Cash and cash equivalents at end of period	$2,711,115	$1,969,593

Cash paid during the period for:
Interest	$42,074	$38,361
Income taxes (net of refunds)	68,200	31,649
Operating Activities
Cash flows from operating activities result primarily from our EPC activities and are affected by changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project and the payments terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances.
Our operating cash flow for the 2021 Period was negatively impacted by increased funding of COVID-19 costs on our projects, higher cash payments of G&A (including the timing and extent of employee bonuses) and increased tax payments, most of which occurred in the first quarter of 2021. Operating cash flow for the 2021 Quarter significantly improved compared to the first quarter of 2021 due to decreased funding for the above items coupled with a decline in working capital.

We contributed $12 million and $10 million into our DB plans during the 2021 Period and 2020 Period, respectively. We expect to contribute up to $16 million to our DB plans during 2021, which is expected to be in excess of the minimum funding required. The remaining obligations under our Dutch DB plan may be settled in late 2021, subject to regulatory approval. If the plan is settled, we expect that any deferred pension costs in AOCI would be reclassified to earnings upon settlement. For one of our discontinued operations, we participate in one multiemployer plan in which we are aware of a significant unfunded benefit obligation. However, we believe we qualify for an exemption and do not believe we have a probable payment to the plan. Therefore, we have not recognized a liability related to this unfunded benefit obligation.
NuScale expenses were $66 million and $75 million for the 2021 Period and 2020 Period, respectively, and were reported net of qualified reimbursable expenses of $32 million and $33 million during the 2021 Period and 2020 Period, respectively. Capital contributions by NuScale's NCI holders, which reduced the need for additional funding from Fluor in the 2021 Period, are discussed below.
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

Capital expenditures during the 2021 Period were primarily related to construction equipment on certain infrastructure projects as well as expenditures for facilities and investments in information technology.

Proceeds from sales of assets includes the sale of our 10% ownership interest in an infrastructure joint venture during the 2021 Period.
Investments in unconsolidated partnerships and joint ventures in the 2021 Period included a $26 million capital contribution to COOEC Fluor, which satisfied our contractual funding requirements, as well as capital contributions to a recently formed Mission Solutions joint venture. Investments in unconsolidated partnerships and joint ventures in the 2020 Period primarily consist of capital contributions to an infrastructure joint venture in the United States.
Financing Activities
We have a common stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. As of June 30, 2021, over 10 million shares could still be purchased under the existing stock repurchase program, although we don't have any immediate intent to begin such repurchases.

In May 2021, we issued 600,000 shares of Series A 6.5% cumulative perpetual convertible preferred stock in a private placement transaction involving a limited number of qualified institutional buyers. Each share of preferred stock has a liquidation preference of $1,000 per share, plus accumulated but unpaid dividends, and is convertible, at the holder's option at any time into 44.9585 shares of our common stock per share of preferred stock. Cumulative cash dividends on the preferred stock are payable at an annual rate of 6.5% quarterly in arrears on February 15, May 15, August 15, and November 15, beginning on August 15, 2021, upon declaration of the dividend by our Board of Directors. We are not permitted to declare or pay dividends on our common stock unless all accumulated and unpaid dividends on the preferred stock have been declared and paid. Assuming that our Board of Directors approves dividends, the preferred stock will require approximately $39 million of annual dividend payments. Moreover, the issuance created added complexity to our quarterly EPS calculations. Accordingly, in determining our diluted earnings impact of the preferred stock, we will now assess the correlation between net earnings attributable to Fluor and dividends on the preferred stock as well as the effect of conversions of the preferred stock into our common stock, which could represent up to 27 million potentially dilutive shares.
In June 2021, we used a portion of the proceeds from the issuance of preferred stock to redeem $5 million of outstanding 2023 and 2024 Notes. In July 2021, we redeemed $21 million of outstanding 2023 and 2024 Notes. We expect to make further substantial debt reductions during the latter half of 2021 using the remaining proceeds from the private placement.
Quarterly cash dividends of $0.10 per common share were declared in the fourth quarter of 2019 and paid in the first quarter of 2020. We suspended our dividend during April 2020. The payment and level of future cash dividends is subject to the discretion of our Board of Directors.

Other borrowings (debt repayments)represent short-term bank loans and other financing arrangements associated with Stork.
Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in the 2021 Period primarily related to a transportation joint venture project in the United States. Distributions in the 2020 Period primarily related to a mining joint venture in Chile.
Capital contributions by NCI during the 2021 Period primarily related to new investments totaling $100 million by NuScale's NCI holders. Fluor and its advisors continue to engage with potential investors and capital providers to fund NuScale's path to commercialization. Capital contributions by NCI during the 2020 Period primarily related to 3 transportation joint venture projects.
Off-Balance Sheet Arrangements
Letters of Credit

As of June 30, 2021, letters of credit totaling $431 million were outstanding under committed lines of credit, and letters of credit totaling $915 million were outstanding under uncommitted lines of credit. Letters of credit are provided in the ordinary course of business primarily to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees

The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $12 billion as of June 30, 2021.
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
We have a Sustainability Committee to oversee our sustainability policies, strategies and programs. The Sustainability Committee includes representatives from each of our business segments, as well as a cross-functional team of subject matter experts from communications, health, safety and environmental, investor relations and legal, who serve as advisors to the Sustainability Committee. In furtherance of our Board of Directors' commitment to sustainability, our Board of Directors and Governance Committee reviews and receives reports from management on our sustainability efforts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk during the 2021 Period. Accordingly, the disclosures provided in the 2020 10-K remain relevant.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	Three Months Ended June 30,
(in millions)	2021	2020
Backlog, April 1	$23,791.7	$29,041.8
New awards	1,370.2	1,929.2
Adjustments and cancellations, net (1)	(875.3)	(460.2)
Work performed	(3,212.7)	(3,708.1)
Backlog, June 30	$21,073.9	$26,802.7

	Six Months Ended June 30,
(in millions)	2021	2020
Backlog, January 1	$23,144.1	$29,392.3
New awards	5,032.7	5,763.3
Adjustments and cancellations, net (1)	(980.9)	(983.4)
Work performed	(6,122.0)	(7,369.5)
Backlog, June 30	$21,073.9	$26,802.7

(1)     During the 2021 Quarter, we removed $1 billion from backlog due to the cancellation of a steel project in North America. During the 2021 Period, we removed an additional $1 billion from backlog due to the cancellation of a chemicals project.

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
Additional information on matters in dispute may be found in Item 8 of the 2020 10-K and Part I, Item 1 of this Q2 2021 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2020 10-K other than for the addition below:
Conversion of our convertible preferred stock will dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
In May 2021, we issued shares of Series A convertible preferred stock. The conversion of some or all of the preferred stock into our common stock will dilute the ownership interests of existing common stockholders. Any public market sales of the common stock issuable upon conversion could adversely affect the market price of our common stock.
Our convertible preferred stock has rights, preferences and privileges that are not held by, and are preferential to the rights of, our common stockholders, which could adversely affect the value of the common stock, our liquidity and our financial condition.
Holders of our preferred stock have the right to receive a payment of $1,000 per share, plus accumulated but unpaid dividends, upon our liquidation, winding up or dissolution before any payment may be made to holders of our common stock and other potentially issuable forms of equity. In addition, dividends on the preferred stock accrue and are cumulative at an annual rate of 6.50%. Subject to certain exceptions, we are not permitted to declare or pay dividends on common stock or other classes of equity that are junior to the preferred stock unless all accumulated and unpaid preferred stock dividends have been satisfied.
If dividends on the preferred stock are in arrears and unpaid for six or more quarterly dividend periods, the preferred stockholders will be entitled to elect two additional directors to our board of directors. Such voting rights and the terms of the directors so elected will continue until such time as the dividend arrearage has been rectified. In addition, holders of at least 66⅔% of the outstanding preferred stock is required to issue any equity senior to them.
These dividend obligations could impact our liquidity available for other purposes. Our obligations to and the rights of the preferred stockholders could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. The preferred stockholders could also have divergent interests from the holders of our common stock.
Provisions attendant to our preferred stock may deter or prevent a business combination that may be favorable to our stockholders.
If a make-whole fundamental change, as defined in the certificate of designations for the preferred stock, occurs, we will in some cases be required to increase the conversion rate for a preferred stockholder that elects to convert to common stock in connection with the make-whole fundamental change. These and other provisions attendant to the preferred stock could deter or prevent a third party from acquiring us even when the acquisition may be favorable to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended June 30, 2021 about purchases by the company of our common stock that has been registered pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
April 1 — April 30, 2021	—	$—	—	10,513,093
May 1 — May 31, 2021	—	—	—	10,513,093
June 1 — June 30, 2021	—	—	—	10,513,093
Total	—	$—	—
_________________________________________________________
(1)    The share repurchase program, as amended, totals 34,000,000 shares of our common stock. We may repurchase shares from time to time in open market or privately negotiated transactions, including through pre-arranged trading programs, at our discretion, subject to market conditions and other factors and at such time and in amounts that we deem appropriate.
Item 4. Mine Safety Disclosures

None.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 8, 2012).

3.2
Certificate of Elimination of Series A Junior Participating Preferred Stock of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 18, 2021).

3.3
Certificate of Designations, Preferences, and Rights of Series A 6.50% Cumulative Perpetual Convertible Preferred Stock of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 18, 2021).

3.4	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on February 9, 2016).
10.1	Separation and Release Agreement, effective May 18, 2021, between the registrant and Garry W. Flowers.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q2 2021 10-Q for the three and six months ended June 30, 2021, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	August 6, 2021	By:	/s/ Joseph L. Brennan
Joseph L. Brennan
Chief Financial Officer

Date:	August 6, 2021	By:	/s/ John C. Regan
John C. Regan
Chief Accounting Officer