Form 10-Q
period 2021-09-30
FLUOR CORP
filed 2021-11-05
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
Or
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number:  1-16129
FLUOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		33-0927079
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

6700 Las Colinas Boulevard
Irving,	Texas	75039
(Address of principal executive offices)		(Zip Code)
469-398-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	FLR	New York Stock Exchange
1.750% Senior Notes due 2023	FLR 23	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 29, 2021, 141,411,916 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2020 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
2020 Period	Nine months ended September 30, 2020
2020 Quarter	Three months ended September 30, 2020
2021 Period	Nine months ended September 30, 2021
2021 Quarter	Three months ended September 30, 2021
3ME	Three months ended
9ME	Nine months ended
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Cont Ops	Continuing operations
CPS	Convertible preferred stock
COVID	Coronavirus pandemic
DB plan	Defined benefit pension plan
Disc Ops	Discontinued operations
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings (loss) per share
Exchange Act	Securities Exchange Act of 1934
Fluor	Fluor Corporation and subsidiaries
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
LNG	Liquefied natural gas
NCI	Noncontrolling interests
NM	Not meaningful
NuScale	NuScale Power, LLC
OCI	Other comprehensive income (loss)
PP&E	Property, plant and equipment
Q3 2021 10-Q	Quarterly Report on Form 10-Q for the quarter ended September 30, 2021
RSU	Restricted stock unit
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
Stork	Stork Holding B.V. and subsidiaries
SMR	Small modular reactor
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	3ME September 30,		9ME September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenue	$3,103,085	$3,456,938	$9,278,017	$10,889,575
Cost of revenue	2,996,602	3,324,363	9,019,291	10,614,259
Gross profit	106,483	132,575	258,726	275,316

G&A	(42,371)	(36,697)	(139,439)	(112,853)
Impairment, restructuring and other exit costs	—	—	(26,392)	(106,189)
Foreign currency gain (loss)	37,453	(29,763)	(4,203)	16,197
Operating profit	101,565	66,115	88,692	72,471

Interest expense	(35,579)	(15,650)	(71,521)	(47,908)
Interest income	4,209	3,762	12,266	20,980
Earnings (loss) from Cont Ops before taxes	70,195	54,227	29,437	45,543

Income tax expense (benefit)	26,973	28,516	28,799	(2,406)
Net earnings (loss) from Cont Ops	43,222	25,711	638	47,949

Less: Net earnings (loss) from Cont Ops attributable to NCI	(3,508)	4,193	21,549	19,743
Net earnings (loss) from Cont Ops attributable to Fluor	46,730	21,518	(20,911)	28,206

Net earnings (loss) from Disc Ops attributable to Fluor	(6,261)	(2,177)	(140,090)	(299,814)
Net earnings (loss) attributable to Fluor	$40,469	$19,341	$(161,001)	$(271,608)

Less: Dividends on CPS	9,750	—	14,625	—
Net earnings (loss) available to Fluor common stockholders	$30,719	$19,341	$(175,626)	$(271,608)

Basic EPS available to Fluor common stockholders
Net earnings (loss) from Cont Ops	$0.26	$0.15	$(0.25)	$0.20
Net earnings (loss) from Disc Ops	(0.04)	(0.01)	(0.99)	(2.13)

Diluted EPS available to Fluor common stockholders
Net earnings (loss) from Cont Ops	$0.26	$0.15	$(0.25)	$0.20
Net earnings (loss) from Disc Ops	(0.04)	(0.01)	(0.99)	(2.13)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	3ME September 30,		9ME September 30,
(in thousands)	2021	2020	2021	2020
Net earnings (loss) from Cont Ops	$43,222	$25,711	$638	$47,949
Net earnings (loss) from Disc Ops	(5,872)	(2,071)	(139,110)	(299,021)
Net earnings (loss)	$37,350	$23,640	$(138,472)	$(251,072)

OCI, net of tax:
Foreign currency translation adjustment	(18,712)	4,201	(17,292)	(75,828)
Ownership share of equity method investees’ OCI	(2,973)	(34)	(5,112)	(18,860)
DB plan adjustments	1,163	1,070	4,005	3,071
Unrealized gain (loss) on hedges	(2,279)	9,588	(4,755)	5,883
Total OCI, net of tax	(22,801)	14,825	(23,154)	(85,734)
Comprehensive income (loss)	14,549	38,465	(161,626)	(336,806)
Less: Comprehensive income (loss) attributable to NCI	(764)	3,804	24,288	18,245
Comprehensive income (loss) attributable to Fluor	$15,313	$34,661	$(185,914)	$(355,051)
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in thousands, except share and per share amounts)	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents ($700,554 and $654,852 related to VIEs)	$2,125,515	$2,198,781
Marketable securities ($30,066 and $66 related to VIEs)	67,164	23,345
Accounts receivable, net ($208,700 and $238,376 related to VIEs)	838,425	935,676
Contract assets ($320,616 and $237,923 related to VIEs)	1,012,109	859,675
Other current assets ($22,300 and $29,408 related to VIEs)	389,519	378,043
Current assets held for sale	848,653	638,489
Total current assets	5,281,385	5,034,009

Noncurrent assets
PP&E, net ($37,917 and $34,847 related to VIEs)	425,633	463,827
Investments	718,555	527,416
Deferred taxes	50,826	77,915
Deferred compensation trusts	321,711	350,427
Goodwill	206,660	207,369
Other assets ($38,565 and $40,829 related to VIEs)	253,313	269,610
Noncurrent assets held for sale	—	379,239
Total noncurrent assets	1,976,698	2,275,803
Total assets	$7,258,083	$7,309,812

LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($292,524 and $328,940 related to VIEs)	$1,117,493	$1,115,625
Short-term borrowings	4,639	4,890
Contract liabilities ($334,168 and $262,811 related to VIEs)	1,071,812	1,093,761
Accrued salaries, wages and benefits ($26,168 and $28,381 related to VIEs)	513,710	578,827
Other accrued liabilities ($16,148 and $36,646 related to VIEs)	380,332	376,451
Current liabilities related to assets held for sale	536,909	402,483
Total current liabilities	3,624,895	3,572,037

Long-term debt	1,170,544	1,701,098
Deferred taxes	63,709	80,745
Other noncurrent liabilities ($7,104 and $9,164 related to VIEs)	555,281	593,765
Noncurrent liabilities related to assets for sale	—	98,940

Contingencies and commitments

Equity
Shareholders’ equity
Preferred stock — authorized 20,000,000 shares ($0.01 par value); issued and outstanding — 600,000 shares in 2021 and none issued in 2020	6	—
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 141,411,916 and 140,715,205 shares in 2021 and 2020, respectively	1,411	1,404
Additional paid-in capital	958,526	195,940
AOCI	(441,819)	(416,906)
Retained earnings	1,079,403	1,249,809
Total shareholders’ equity	1,597,527	1,030,247
NCI	246,127	232,980
Total equity	1,843,654	1,263,227
Total liabilities and equity	$7,258,083	$7,309,812

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	9ME September 30,
(in thousands)	2021	2020
OPERATING CASH FLOW
Net earnings (loss)	$(138,472)	$(251,072)
Adjustments to reconcile net earnings (loss) to operating cash flow:
Impairment expense - Cont Ops	26,392	102,365
Impairment expense - Disc Ops	126,285	295,239
Depreciation	59,666	76,619
Amortization of intangibles	827	2,673
(Earnings) loss from equity method investments, net of distributions	(7,684)	(2,005)
(Gain) loss on sales of assets incl. AMECO-North America	9,479	9,952
Loss on debt repurchases	19,606	—
Stock-based compensation	24,989	11,571
Deferred taxes	26,836	(23,673)
Net retirement plan accrual (contributions)	(12,237)	(8,507)
Changes in assets and liabilities	(352,566)	(63,904)
Other	(2,670)	(5,018)
Operating cash flow	(219,549)	144,240

INVESTING CASH FLOW
Purchases of marketable securities	(73,449)	(23,589)
Proceeds from sales and maturities of marketable securities	29,702	13,339
Capital expenditures	(54,550)	(80,786)
Proceeds from sales of assets incl. AMECO-North America	125,374	54,849
Investments in partnerships and joint ventures	(79,847)	(25,252)
Other	(12,169)	4,690
Investing cash flow	(64,939)	(56,749)

FINANCING CASH FLOW
Proceeds from issuance of CPS	582,000	—
Purchases and retirement of debt	(525,212)	—
Debt extinguishment costs	(1,503)	—
Dividends paid (on CPS in 2021 and common stock in 2020)	(9,425)	(28,720)
Other borrowings (debt repayments)	(6,673)	13,527
Distributions paid to NCI	(20,158)	(19,288)
Capital contributions by NCI	201,511	82,109
Taxes paid on vested restricted stock	(4,353)	(1,313)
Other	1,903	(356)
Financing cash flow	218,090	45,959

Effect of exchange rate changes on cash	(6,868)	(36,867)
Increase (decrease) in cash and cash equivalents	(73,266)	96,583
Cash and cash equivalents at beginning of period	2,198,781	1,997,199
Cash and cash equivalents at end of period	$2,125,515	$2,093,782

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
UNAUDITED

(in thousands, except per share amounts)	Preferred Stock		Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF JUNE 30, 2021	600	$6	141,416	$1,411	$882,450	$(416,663)	$1,048,345	$1,515,549	$255,845	$1,771,394
Net earnings (loss)	—	—	—	—	—	—	40,469	40,469	(3,119)	37,350
OCI	—	—	—	—	—	(25,156)	—	(25,156)	2,355	(22,801)
Issuance of CPS	—	—	—	—	—	—	—	—	—	—
Dividends on CPS ($16.25 per share)	—	—	—	—	—	—	(9,425)	(9,425)	—	(9,425)
Distributions to NCI	—	—	—	—	—	—	—	—	(1,981)	(1,981)
Capital contributions by NCI	—	—	—	—	—	—	—	—	95,479	95,479
Other NCI transactions	—	—	—	—	72,414	—	—	72,414	(102,452)	(30,038)
Stock-based plan activity	—	—	(4)	—	3,662	—	14	3,676	—	3,676
BALANCE AS OF SEPTEMBER 30, 2021	600	$6	141,412	$1,411	$958,526	$(441,819)	$1,079,403	$1,597,527	$246,127	$1,843,654

(in thousands, except per share amounts)	Preferred Stock		Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	—	$—	140,715	$1,404	$195,940	$(416,906)	$1,249,809	$1,030,247	$232,980	$1,263,227
Net earnings (loss)	—	—	—	—	—	—	(161,001)	(161,001)	22,529	(138,472)
OCI	—	—	—	—	—	(24,913)	—	(24,913)	1,759	(23,154)
Issuance of CPS	600	6	—	—	581,994	—	—	582,000	—	582,000
Dividends on CPS ($16.25 per share)	—	—	—	—	—	—	(9,425)	(9,425)	—	(9,425)
Distributions to NCI	—	—	—	—	—	—	—	—	(20,158)	(20,158)
Capital contributions by NCI	—	—	—	—	—	—	—	—	201,511	201,511
Other NCI transactions	—	—	—	—	159,473	—	—	159,473	(192,494)	(33,021)
Stock-based plan activity	—	—	697	7	21,119	—	20	21,146	—	21,146
BALANCE AS OF SEPTEMBER 30, 2021	600	$6	141,412	$1,411	$958,526	$(441,819)	$1,079,403	$1,597,527	$246,127	$1,843,654

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

The financial statements included herein are unaudited. In management's opinion, they contain all adjustments of a normal recurring nature which are necessary to present fairly our financial position and our operating results as of and for the interim periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2020 have been reclassified to conform to the 2021 presentation, which includes the segregation of Disc Ops and assets and liabilities held for sale. Certain amounts in tables may not total or agree to the financial statements due to immaterial rounding differences. Management has evaluated all material events occurring subsequent to September 30, 2021 through the filing date of this Q3 2021 10-Q.
Quarters are typically 13 weeks in length but, due to our annual period ending on December 31, the number of weeks in a reporting period may vary slightly during the year and for comparable prior year periods. We report our quarterly results of operations based on periods ending on the Sunday nearest March 31, June 30 and September 30, allowing for a 13-week quarter. For simplicity of presentation, all periods are presented as if the periods ended on March 31, June 30 and September 30.
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
2. Recent Accounting Pronouncements
Accounting pronouncements that were implemented by us during the 2021 Period

In the first quarter of 2021, we adopted ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity's Own Equity,” which simplifies accounting for convertible instruments and the application of the derivatives scope exception for contracts in our own equity. ASU 2020-06 eliminates two of the three models in the prior guidance that required separating embedded conversion features from convertible instruments and also eliminates some of the requirements for equity classification. ASU 2020-06 also addresses how convertible instruments are accounted for in the diluted EPS calculation. The adoption did not have any impact on our financial statements.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
3. Earnings Per Share
Potentially dilutive securities include CPS, stock options, RSUs, restricted stock and performance-based award units. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the if-converted and treasury stock methods. In computing diluted EPS, only securities that are actually dilutive are included.

(in thousands, except per share amounts)	3ME September 30,		9ME September 30,
	2021	2020	2021	2020

Net earnings (loss) from Cont Ops attributable to Fluor	$46,730	$21,518	$(20,911)	$28,206
Less: Dividends on CPS	9,750	—	14,625	—
Net earnings (loss) from Cont Ops available to Fluor common stockholders	36,980	21,518	(35,536)	28,206
Net earnings (loss) from Disc Ops attributable to Fluor	(6,261)	(2,177)	(140,090)	(299,814)
Net earnings (loss) available to Fluor common stockholders	$30,719	$19,341	$(175,626)	$(271,608)

Weighted average common shares outstanding	141,412	140,598	141,229	140,465
Diluted effect:
CPS(1)	—	—	—	—
Stock options, RSUs, restricted stock and performance-based award units(2)	—	570	—	464
Weighted average diluted shares outstanding	141,412	141,168	141,229	140,929

Basic EPS available to Fluor common stockholders:
Net earnings (loss) from Cont Ops	$0.26	$0.15	$(0.25)	$0.20
Net earnings (loss) from Disc Ops	(0.04)	(0.01)	(0.99)	(2.13)

Diluted EPS available to Fluor common stockholders:
Net earnings (loss) from Cont Ops	$0.26	$0.15	$(0.25)	$0.20
Net earnings (loss) from Disc Ops	(0.04)	(0.01)	(0.99)	(2.13)

Anti-dilutive securities not included in shares outstanding:
(1) CPS	26,975	—	13,240	—
(2) All others	1,618	—	1,743	—
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
Other now includes only the operations of NuScale.

	3ME September 30,		9ME September 30,
(in millions)	2021	2020	2021	2020
Revenue
Energy Solutions	$1,365.4	$1,337.9	$3,675.4	$4,195.2
Urban Solutions	1,014.7	1,329.4	3,419.2	4,434.2
Mission Solutions	723.0	789.6	2,183.4	2,260.2
Total revenue	$3,103.1	$3,456.9	$9,278.0	$10,889.6

Segment profit (loss)
Energy Solutions	$72.5	$96.2	$183.9	$133.0
Urban Solutions	17.8	29.3	(20.8)	119.2
Mission Solutions	27.9	24.5	116.5	66.3
Other	(8.2)	(21.6)	(42.4)	(62.9)
Total segment profit (loss)	$110.0	$128.4	$237.2	$255.6

G&A	(42.4)	(36.7)	(139.4)	(112.9)
Impairment, restructuring and other exit costs	—	—	(26.4)	(106.2)
Foreign currency gain (loss)	37.5	(29.8)	(4.2)	16.2
Interest income (expense), net	(31.4)	(11.9)	(59.3)	(26.9)
Earnings (loss) from Cont Ops attributable to NCI	(3.5)	4.2	21.5	19.7
Earnings (loss) from Cont Ops before taxes	$70.2	$54.2	$29.4	$45.5

Intercompany revenue for our professional staffing business, excluded from revenue above	$60.4	$60.6	$198.9	$199.7
The following describes material changes to estimates impacting segment results:
Energy Solutions. Segment profit for the 2021 Period included forecast revisions resulting from the negotiation of change orders, scope increases and cost improvements across numerous projects.
Urban Solutions. Segment profit for the 2021 Quarter and 2021 Period included forecast revisions for schedule delays and productivity on a light rail project. Segment profit for the 2021 Period also included forecast revisions for procurement and subcontractor cost growth, delays and disruptions in schedule of a legacy infrastructure project, resulting in a charge of $138 million (or $0.72 per share). We believe that these cost growth factors may be at least partially recoverable under the contract. However, we expect that it will require several quarters to analyze recoverability and negotiate with our client before recognizing incremental revenue for these factors.
Mission Solutions. Segment profit for the 2021 Period included forecast revisions for higher than anticipated performance-based fees and the release of COVID cost reserves.
Other. During the 2021 Period, NuScale received $193 million in capital contributions from outside investors. As of September 30, 2021, Fluor had an approximate 80% ownership in NuScale. Fluor and its advisors continue to engage with potential investors and capital providers to fund NuScale's path to commercialization.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
NuScale expenses included in the determination of segment loss were as follows:

	3ME September 30,		9ME September 30,
(in millions)	2021	2020	2021	2020
NuScale expenses	$(42.9)	$(43.3)	$(122.6)	$(119.2)
Less: DOE reimbursable expenses	18.1	20.4	49.9	53.8
NuScale expenses, net	(24.8)	(22.9)	(72.7)	(65.4)
Less: Attributable to NCI	16.6	1.3	30.3	2.5
Fluor segment loss	$(8.2)	$(21.6)	$(42.4)	$(62.9)
Total assets by segment are as follows:

(in millions)	September 30, 2021	December 31, 2020
Energy Solutions	$1,196.2	$1,010.9
Urban Solutions	1,110.4	1,122.5
Mission Solutions	629.0	575.8
Other	38.5	37.8
Revenue by project location follows:

	3ME September 30,		9ME September 30,
(in millions)	2021	2020	2021	2020
North America	$2,023.6	$2,320.6	$6,058.9	$7,079.8
Asia Pacific (includes Australia)	255.3	329.5	1,001.4	980.9
Europe	417.7	491.3	1,052.3	1,594.4
Central and South America	337.4	190.9	904.8	823.7
Middle East and Africa	69.1	124.6	260.6	410.8
Total revenue	$3,103.1	$3,456.9	$9,278.0	$10,889.6
5. Impairment, Restructuring and Other Exit Costs
Impairment
We did not recognize any impairment expense in Cont Ops during the 2021 and 2020 Quarters. Impairment expense, included in Cont Ops, for the 2021 and 2020 Periods is summarized as follows:

	9ME September 30,
(in thousands)	2021	2020
Impairment expense:
Energy Solutions' equity method investment	$26,392	$86,096
Information technology assets	—	16,269
Total impairment expense	$26,392	$102,365
Our business has been adversely affected by the economic impacts of the outbreak of COVID and the steep decline in oil prices that occurred in the early part of 2020. These events have created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business. We have experienced, and may continue to experience, reductions in demand for certain of our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial condition or financial distress, as well as

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
governmental budget constraints. These impacts may continue or worsen under prolonged stay-at-home, social distancing, travel restrictions and other similar orders or restrictions. Significant uncertainty still exists concerning the magnitude of the impact and duration of these events. Because of these events, we performed interim impairment testing of our goodwill, intangible assets and investments during the 2020 Period, pursuant to which we recognized the impairment expense on an equity method investment and IT assets. We also recognized impairment expense on goodwill and intangible assets associated with the Stork business, now included in Disc Ops.
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
A reconciliation of our restructuring liabilities follows:

(in thousands)	Severance	Lease Exit Costs	Total
Balance as of December 31, 2019	$30,479	$564	$31,043
Restructuring charges accrued during the period	3,720	334	4,054
Cash payments / settlements during the period	(18,858)	(793)	(19,651)
Currency translation	1,140	1	1,141
Balance as of December 31, 2020	$16,481	$106	$16,587
Cash payments / settlements during the period	$(16,378)	$(106)	$(16,484)
Currency translation	(103)	—	(103)
Balance as of September 30, 2021	$—	$—	$—
6. Income Taxes

The effective tax rate on earnings (loss) from Cont Ops was 38.4% for the 2021 Quarter and 97.8% for the 2021 Period compared to 52.6% and (5.3)% for the corresponding periods of 2020. For all periods, the effective tax rate was unfavorably impacted by increases in the valuation allowances against foreign tax credit carryforwards and certain foreign net operating loss carryforwards. The 2021 Period unfavorable impact was partially offset by favorable foreign tax rate differentials. The effective tax rate in the 2020 Period was favorably impacted by the release of valuation allowances and rate benefits resulting from the carryback of our 2019 federal net operating loss as allowed by the CARES Act. Earnings attributable to non-controlling interests from continuing operations, for which income taxes are not typically our responsibility, favorably impacted the effective tax rate for the 2021 Period.
7. Cash Paid for Interest and Taxes

	9ME September 30,
(in thousands)	2021	2020
Cash paid for:
Interest	$80,796	$54,677
Income taxes (net of refunds)	59,246	29,367

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
8. Partnerships and Joint Ventures

In the normal course of business, we form partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50 percent or less noncontrolling ownership or participation interest with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts receivable, net” was $216 million and $207 million as of September 30, 2021 and December 31, 2020, respectively.

One of our more significant joint ventures is COOEC Fluor, in which we have a 49% ownership interest. COOEC Fluor owns, operates and manages the Zhuhai Fabrication Yard in China’s Guangdong province. We made a capital contribution of $26 million to the joint venture during the first quarter of 2021, which satisfied our contractual funding requirements.
During the 2021 Period, we sold our 10% ownership interest in an infrastructure joint venture and recognized a gain of $20 million, which was included in Urban Solutions' segment profit. During the 2020 Period, we sold our 50% ownership interest in Sacyr Fluor and recognized a loss of $11 million, which was included in Energy Solutions' segment profit.
Variable Interest Entities

The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $82 million and $174 million as of September 30, 2021 and December 31, 2020, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse in nature. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of September 30, 2021 for the unconsolidated VIEs were $57 million.
In some cases, we are required to consolidate certain VIEs. Assets and liabilities associated with the operations of our consolidated VIEs are presented on the balance sheet. The assets of a VIE are restricted for use only for the particular VIE and are not available for our general operations.
We have agreements with certain VIEs to provide financial or performance assurances to clients, as discussed elsewhere.
9. Guarantees
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support project execution commitments. Performance guarantees have various expiration dates ranging from mechanical completion to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $13 billion as of September 30, 2021. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. There were no liabilities related to performance guarantees as of September 30, 2021 and December 31, 2020.
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

Since May 2018, purported shareholders have filed various complaints against Fluor and certain of its current and former executives in the U.S. District Court for the Northern District of Texas. The plaintiffs purport to represent a class of shareholders who purchased or otherwise acquired Fluor common stock from August 14, 2013 through February 14, 2020, and seek to recover damages arising from alleged violations of federal securities laws. These claims are based on statements concerning Fluor’s internal and disclosure controls, risk management, revenue recognition, and Fluor’s gas-fired power contracts, which plaintiffs assert were materially misleading. As of May 26, 2020, these complaints have been consolidated into one matter. We filed a motion to dismiss the matter on July 1, 2020. The motion was granted in part on May 5, 2021, and as a result the Court dismissed with prejudice all allegations except those related to a single statement made in 2015 about one gas-fired power contract. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded any liability as a result of this action.

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
There have been no substantive changes to the disclosures for the following commitments and contingencies since the matter was presented in the 2020 10-K.

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
Various wholly-owned subsidiaries of Fluor, in conjunction with a partner, TECHINT, (“Fluor/TECHINT”) performed engineering, procurement and construction management services on a cost reimbursable basis for Barrick Gold Corporation involving a gold mine and ore processing facility on a site straddling the border between Argentina and Chile. In 2013 Barrick terminated the Fluor/TECHINT agreements for convenience and not due to the performance of Fluor/TECHINT. On August 12, 2016, Barrick filed a notice of arbitration against Fluor/TECHINT, demanding damages and/or a refund of contract proceeds paid of not less than $250 million under various claims relating to Fluor/TECHINT’s alleged performance. Proceedings were

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
suspended while the parties explored a possible settlement. In August 2019, Barrick drew down $36 million of letters of credit from Fluor/TECHINT ($24 million from Fluor and $12 million from TECHINT). Thereafter, Barrick proceeded to reactivate the arbitration. Barrick and Fluor/TECHINT have exchanged detailed statements of claim and counterclaim pursuant to which Barrick's claim against Fluor/TECHINT now totals approximately $364 million. We believe that the claims asserted by Barrick are without merit and are vigorously defending these claims. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded any liability as a result of these claims.
Other Matters

We periodically evaluate our positions and the amounts recognized with respect to all our claims and back charges. As of September 30, 2021 and December 31, 2020, we had recorded $211 million and $216 million, respectively, of claim revenue for costs incurred to date. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. We had no material disputed back charges to suppliers or subcontractors as of September 30, 2021 and December 31, 2020.

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

Our operations are subject to and affected by federal, state and local laws and regulations regarding the protection of the environment. We maintain reserves for potential future environmental cost where such obligations are either known or considered probable, and can be reasonably estimated. We believe that our reserves with respect to future environmental cost are adequate and such future cost will not have a material effect on our financial position or results of operations.
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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
11. Contract Assets and Liabilities

The following summarizes information about our contract assets and liabilities:

(in millions)	September 30, 2021	December 31, 2020
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$724	$590
Contract work in progress - lump-sum contracts	288	270
Contract assets	$1,012	$860

Advance billings deducted from contract assets	$234	$308

	9ME September 30,
(in millions)	2021	2020
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$836	$674
12. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	September 30, 2021
Within 1 year	$11,039
1 to 2 years	5,610
Thereafter	3,892
Total RUPO	$20,541
During the 2021 Period, we removed approximately $2 billion from RUPO due to the cancellation of a chemicals project and a steel project in North America.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
13. Debt and Letters of Credit

Debt consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020

Borrowings under credit facility	$—	$—

Current:
Other borrowings	$4,639	$4,890
Long-term:
Senior Notes
2023 Notes	$196,589	$611,250
Unamortized discount on 2023 Notes	(61)	(283)
Unamortized deferred financing costs	(257)	(1,203)
2024 Notes	381,014	500,000
Unamortized discount on 2024 Notes	(1,316)	(2,130)
Unamortized deferred financing costs	(1,032)	(1,670)
2028 Notes	600,000	600,000
Unamortized discount on 2028 Notes	(886)	(981)
Unamortized deferred financing costs	(3,507)	(3,885)
Total long-term	$1,170,544	$1,701,098

Credit Facility

As of September 30, 2021, letters of credit totaling $399 million were outstanding under our $1.65 billion credit facility, which matures in February 2023. The credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.65 to 1.0, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.25 billion, defined in the amended credit facility. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of September 30, 2021, we could have borrowed an additional $795 million under our existing credit facility.
Uncommitted Lines of Credit
As of September 30, 2021, letters of credit totaling $900 million were outstanding under uncommitted lines of credit, although no amounts were drawn.
Senior Notes
In September 2021, we completed a tender offer in which we repurchased $375 million of 2023 Notes and $108 million of 2024 Notes, excluding accrued interest. Additionally, we redeemed $26 million of outstanding 2023 and 2024 Notes in open market transactions during the 2021 Period. We used the proceeds from the issuance of preferred stock to redeem the 2023 and 2024 Notes. We recognized $20 million in losses related to these redemptions which is included in interest expense.
14. Preferred Stock

In May 2021, we issued 600,000 shares of Series A 6.5% cumulative perpetual CPS in a private placement transaction involving a limited number of qualified institutional buyers.

The preferred stock, with respect to dividend rights or rights upon liquidation, winding-up or dissolution of Fluor, ranks senior to all classes of common stock and to any other class of capital stock or series of preferred stock that may be established (except in certain circumstances). The CPS is, however, junior to our existing and future indebtedness.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
The preferred stock does not have a maturity date. Cumulative cash dividends on the preferred stock are payable at an annual rate of 6.5% quarterly in arrears on February 15, May 15, August 15 and November 15, beginning on August 15, 2021, upon declaration of the dividend by our Board of Directors. Dividends accumulate from the most recent date on which dividends have been paid. CPS dividends of $9 million were paid in August 2021. In October 2021, our Board of Directors approved the payment of a preferred stock dividend of $10 million.

Each share of preferred stock has a liquidation preference of $1,000 per share, plus accumulated but unpaid dividends, and is convertible, at the holder's option at any time into 44.9585 shares of our common stock per share of preferred stock. The conversion rate is subject to certain customary adjustments, but no payment or adjustment for accumulated but unpaid dividends will be made upon conversion, subject to certain limited exceptions. The preferred stock may not be redeemed by us; however, we may, at any time on or after May 20, 2022, elect to cause all outstanding shares of preferred stock to be automatically converted into shares of our common stock at the conversion rate, subject to certain conditions (and, if such automatic conversion occurs prior to May 20, 2024, the payment of a cash make-whole premium). If a “make-whole fundamental change” occurs, we will in certain circumstances be required to increase the conversion rate for a holder who elects to convert shares of preferred stock in connection with such make-whole fundamental change.

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

Concurrent with the issuance of the CPS, 200,000 shares of preferred stock previously designated as Series A Junior Participating Preferred Stock were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation.
15. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2021				December 31, 2020
	Fair Value Hierarchy				Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$15,844	$15,844	$—	$—	$9,626	$9,626	$—	$—
Derivative assets(2)
Foreign currency	20,977	—	20,977	—	22,667	—	22,667	—
Commodity	5,927	—	5,927	—	806	—	806	—

Liabilities:
Derivative liabilities(2)
Foreign currency	$5,781	$—	$5,781	$—	$2,571	$—	$2,571	$—
Commodity	233	—	233	—	5,059	—	5,059	—
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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
The following summarizes information about financial instruments that are not required to be measured at fair value :

		September 30, 2021		December 31, 2020
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,320,302	$1,320,302	$1,180,024	$1,180,024
Cash equivalents(2)	Level 2	805,213	805,213	1,018,757	1,018,757
Marketable securities(2)	Level 2	67,164	67,164	23,345	23,345
Notes receivable, including noncurrent portion(3)	Level 3	10,490	10,490	28,488	28,488
Liabilities:
2023 Senior Notes(4)	Level 2	$196,271	$201,126	$609,764	$578,554
2024 Senior Notes(4)	Level 2	378,666	400,011	496,200	494,045
2028 Senior Notes(4)	Level 2	595,607	619,932	595,134	599,220
Other borrowings(5)	Level 2	4,639	4,639	4,890	4,890
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
16. Stock-Based Compensation
Our executive and director stock-based compensation plans are described more fully in the 2020 10-K. In the 2021 and 2020 Periods, RSUs totaling 596,391 and 1,098,926 were granted to executives and directors at a weighted-average grant date fair value of $18.67 per share and $8.81 per share, respectively.
Stock options for the purchase of 481,626 shares at a weighted-average exercise price of $17.96 per share and 672,309 shares at a weighted-average exercise price of $8.81 were awarded to executives during the 2021 and 2020 Periods, respectively.
Performance-based award units totaling 613,868 and 1,156,365 were awarded to executive officers during the 2021 and 2020 Periods. These awards generally vest after a period of 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter. Accordingly, only one-third of the units awarded in any given year are deemed to be granted each year of the 3 year vesting periods. During 2021, the following units were granted for GAAP purposes:

	Performance-based Award Units Granted in 2021	Weighted Average Grant Date Fair Value Per Share
2021 Performance Award Plan	204,623	$20.49
2020 Performance Award Plan	385,455	$19.98
2019 Performance Award Plan	116,844	$20.18

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
17. Retirement Plans
Net periodic pension expense for our DB plans includes the following components:

		3ME September 30,		9ME September 30,
(in thousands)	Location of Component	2021	2020	2021	2020
Service cost	Cost of revenue	$4,293	$4,442	$13,084	$12,843
Interest cost	Corp G&A	1,737	2,367	5,294	6,843
Expected return on assets	Corp G&A	(7,081)	(6,667)	(21,568)	(19,260)
Amortization of prior service credit	Corp G&A	(213)	(231)	(649)	(667)
Recognized net actuarial loss	Corp G&A	1,406	1,204	4,282	3,476
Net periodic pension expense		$142	$1,115	$443	$3,235
We currently expect to contribute up to $16 million into our DB plans during 2021, which we expect to be in excess of the minimum funding required. During the 2021 Period, we made contributions of approximately $13 million.
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

18. Derivatives and Hedging
Derivatives Designated as Hedges
As of September 30, 2021, we had total gross notional amounts of $473 million of foreign currency contracts outstanding (primarily related to the Canadian Dollar, Chinese Yuan, British Pound, Euro, Indian Rupee and Philippine Peso) that were designated as hedges. These foreign currency contracts are of varying duration, none of which extend beyond December 2024. There were no commodity contracts outstanding that were designated as hedges as of September 30, 2021.
The fair values of derivatives designated as hedging instruments follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	September 30, 2021	December 31, 2020	Balance Sheet Location	September 30, 2021	December 31, 2020
Foreign currency contracts	Other current assets	$14,831	$20,004	Other accrued liabilities	$357	$4
Foreign currency contracts	Other assets	2,132	2,184	Noncurrent liabilities	93	25
Total		$16,963	$22,188		$450	$29

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
The after-tax amount of gain (loss) recognized in OCI associated with derivative instruments designated as cash flow hedges follows:

	3ME September 30,		9ME September 30,
Cash Flow Hedges (in thousands)	2021	2020	2021	2020
Foreign currency contracts	1,530	10,112	7,716	6,115
Commodity contracts	—	—	—	(108)
	1,530	10,112	7,716	6,007
The after-tax amount of gain (loss) reclassified from AOCI into earnings associated with derivative instruments designated as cash flow hedges follows:

		3ME September 30,		9ME September 30,
Cash Flow Hedges (in thousands)	Location of Gain (Loss)	2021	2020	2021	2020
Foreign currency contracts	Cost of revenue	$3,084	$943	$12,585	$1,482
Commodity contracts	Cost of revenue	—	—	—	(100)
Interest rate contracts	Interest expense	725	(419)	(114)	(1,258)
Total		$3,809	$524	$12,471	$124
Derivatives Not Designated as Hedges
As of September 30, 2021, we also had total gross notional amounts of $238 million of foreign currency contracts and $25 million of commodity contracts outstanding that were not designated as hedges. The foreign currency contracts primarily related to contract obligations denominated in nonfunctional currencies. The fair value of derivatives not designated as hedges, as well as the associated gains and losses were not material for any period presented.
19. Other Comprehensive Income (Loss)
The components of OCI follow:

	3ME September 30, 2021			3ME September 30, 2020
(in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$(18,712)	$—	$(18,712)	$4,201	$—	$4,201
Ownership share of equity method investees’ OCI	(936)	(2,037)	(2,973)	(1,287)	1,253	(34)
DB plan adjustments	1,172	(9)	1,163	1,070	—	1,070
Unrealized gain (loss) on hedges	(1,814)	(465)	(2,279)	11,328	(1,740)	9,588
Total OCI	(20,290)	(2,511)	(22,801)	15,312	(487)	14,825
Less: OCI attributable to NCI	2,355	—	2,355	(495)	—	(495)
OCI attributable to Fluor	$(22,645)	$(2,511)	$(25,156)	$15,807	$(487)	$15,320

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

	9ME September 30, 2021			9ME September 30, 2020
(in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$(17,281)	$(11)	$(17,292)	$(75,828)	$—	$(75,828)
Ownership share of equity method investees’ OCI	(4,222)	(890)	(5,112)	(18,707)	(153)	(18,860)
DB plan adjustments	3,573	432	4,005	3,071	—	3,071
Unrealized gain (loss) on hedges	(4,457)	(298)	(4,755)	6,751	(868)	5,883
Total OCI	(22,387)	(767)	(23,154)	(84,713)	(1,021)	(85,734)
Less: OCI attributable to NCI	1,759	—	1,759	(2,291)	—	(2,291)
OCI attributable to Fluor	$(24,146)	$(767)	$(24,913)	$(82,422)	$(1,021)	$(83,443)

The changes in AOCI balances follow:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor:
Balance as of June 30, 2021	$(258,944)	$(56,123)	$(115,747)	$14,151	$(416,663)
OCI before reclassifications	(21,067)	(3,117)	(1)	1,530	(22,655)
Amounts reclassified from AOCI	—	144	1,164	(3,809)	(2,501)
Net OCI	(21,067)	(2,973)	1,163	(2,279)	(25,156)
Balance as of September 30, 2021	$(280,011)	$(59,096)	$(114,584)	$11,872	$(441,819)

Attributable to NCI:
Balance as of June 30, 2021	$(4,764)	$—	$—	$—	$(4,764)
OCI before reclassifications	2,355	—	—	—	2,355
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	2,355	—	—	—	2,355
Balance as of September 30, 2021	$(2,409)	$—	$—	$—	$(2,409)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor:
Balance as of December 31, 2020	$(260,960)	$(53,984)	$(118,589)	$16,627	$(416,906)
OCI before reclassifications	(19,051)	(5,540)	(1)	7,716	(16,876)
Amounts reclassified from AOCI	—	428	4,006	(12,471)	(8,037)
Net OCI	(19,051)	(5,112)	4,005	(4,755)	(24,913)
Balance as of September 30, 2021	$(280,011)	$(59,096)	$(114,584)	$11,872	$(441,819)

Attributable to NCI:
Balance as of December 31, 2020	$(4,168)	$—	$—	$—	$(4,168)
OCI before reclassifications	1,759	—	—	—	1,759
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	1,759	—	—	—	1,759
Balance as of September 30, 2021	$(2,409)	$—	$—	$—	$(2,409)

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor:
Balance as of June 30, 2020	$(321,183)	$(54,282)	$(97,196)	$(5,975)	$(478,636)
OCI before reclassifications	4,696	(171)	—	10,112	14,637
Amounts reclassified from AOCI	—	137	1,070	(524)	683
Net OCI	4,696	(34)	1,070	9,588	15,320
Balance as of September 30, 2020	$(316,487)	$(54,316)	$(96,126)	$3,613	$(463,316)

Attributable to NCI:
Balance as of June 30, 2020	$(6,847)	$—	$—	$—	$(6,847)
OCI before reclassifications	(495)	—	—	—	(495)
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	(495)	—	—	—	(495)
Balance as of September 30, 2020	$(7,342)	$—	$—	$—	$(7,342)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2019	$(242,950)	$(35,456)	$(99,197)	$(2,270)	$(379,873)
OCI before reclassifications	(73,537)	(19,270)	—	6,007	(86,800)
Amounts reclassified from AOCI	—	410	3,071	(124)	3,357
Net OCI	(73,537)	(18,860)	3,071	5,883	(83,443)
Balance as of September 30, 2020	$(316,487)	$(54,316)	$(96,126)	$3,613	$(463,316)

Attributable to NCI:
Balance as of December 31, 2019	$(5,051)	$—	$—	$—	$(5,051)
OCI before reclassifications	(2,291)	—	—	—	(2,291)
Amounts reclassified from AOCI	—	—	—	—	—
Net other comprehensive income (loss)	(2,291)	—	—	—	(2,291)
Balance as of September 30, 2020	$(7,342)	$—	$—	$—	$(7,342)
Information about reclassifications out of AOCI follows:

		3ME September 30,		9ME September 30,
(in thousands)	Location in Statement of Operations	2021	2020	2021	2020
Component of AOCI:

Ownership share of equity method investees’ OCI	Cost of revenue	$(192)	$(183)	$(571)	$(547)
Income tax benefit	Income tax expense (benefit)	48	46	143	137
Net of tax		$(144)	$(137)	$(428)	$(410)

DB plan adjustments	G&A	$(1,172)	$(1,070)	$(3,573)	$(3,071)
Income tax benefit	Income tax expense (benefit)	8	—	(433)	—
Net of tax		$(1,164)	$(1,070)	$(4,006)	$(3,071)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Various accounts(1)	$4,140	$943	$15,962	$1,346
Interest rate contracts	Interest expense	(349)	(419)	(1,189)	(1,258)
Income tax benefit	Income tax expense (benefit)	18	—	(2,302)	36
Net of tax		$3,809	$524	$12,471	$124
(1)Gains and losses on commodity and foreign currency derivative contracts were reclassified to "Cost of revenue" and "G&A".

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
20. Discontinued Operations
In the first quarter of 2021, we committed to a plan to sell our Stork business, which had previously represented the majority of operations from our former diversified services segment. We sold the North American operations of the AMECO equipment business in May 2021 for $71 million and recognized a loss on the sale of $25 million. Smaller AMECO operations in South America and Africa remain held for sale.
Impairment expense, included in Disc Ops, is summarized as follows:

	3ME September 30, 2021		9ME September 30, 2021		9ME September 30, 2020
(in thousands)	Stork	AMECO	Stork	AMECO	Stork	AMECO
Impairment expense: (1)
Goodwill	$—	$—	$12,700	$—	$168,568	$12,300
Intangible customer relationships	—	—	—	—	26,671	—
Fair value adjustment and expected costs associated with sale	—	4,809	60,500	53,085	—	87,700
Total impairment expense	$—	$4,809	$73,200	$53,085	$195,239	$100,000
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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
Disc Ops information follows:

	3ME September 30, 2021				3ME September 30, 2020
(in thousands)	Stork	AMECO	Other	Total	Stork	AMECO	Other	Total
Revenue	$376,668	$22,963	$—	$399,631	$346,702	$57,807	$—	$404,509
Cost of revenue	366,640	21,453	1,568	389,661	345,984	54,240	2,055	402,279
Gross Profit	10,028	1,510	(1,568)	9,970	718	3,567	(2,055)	2,230

G&A	(1,246)	(4,800)	—	(6,046)	—	(13)	(3)	(16)
Impairment expense	—	(4,809)	—	(4,809)	—	—	—	—
Foreign currency gain (loss)	(387)	(654)	—	(1,041)	(678)	(113)	—	(791)
Operating profit (loss)	8,395	(8,753)	(1,568)	(1,926)	40	3,441	(2,058)	1,423

Interest (expense) income, net	(1,159)	(173)	—	(1,332)	(1,473)	(14)	—	(1,487)
Earnings (loss) before taxes from Disc Ops	7,236	(8,926)	(1,568)	(3,258)	(1,433)	3,427	(2,058)	(64)
Income tax expense (benefit)	1,491	1,123	—	2,614	287	1,720	—	2,007
Net earnings (loss) from Disc Ops	5,745	(10,049)	(1,568)	(5,872)	(1,720)	1,707	(2,058)	(2,071)

Less: Net earnings (loss) from Disc Ops attributable to NCI	390	(1)	—	389	106	—	—	106
Net earnings (loss) from Disc Ops attributable to Fluor	$5,355	$(10,048)	$(1,568)	$(6,261)	$(1,826)	$1,707	$(2,058)	$(2,177)

	9ME September 30, 2021				9ME September 30, 2020
(in thousands)	Stork	AMECO	Other	Total	Stork	AMECO	Other	Total
Revenue	$1,184,694	$100,490	$—	$1,285,184	$1,122,540	$170,085	$—	$1,292,625
Cost of revenue	1,154,204	96,573	4,444	1,255,221	1,130,485	148,727	11,424	1,290,636
Gross profit	30,490	3,917	(4,444)	29,963	(7,945)	21,358	(11,424)	1,989

G&A	(3,752)	(4,800)	—	(8,552)	—	(64)	(15)	(79)
Impairment expense	(73,200)	(53,085)	—	(126,285)	(195,239)	(100,000)	—	(295,239)
Loss on sale of AMECO North America	—	(24,864)	—	(24,864)	—	—	—	—
Foreign currency gain (loss)	(384)	424	—	40	(1,684)	(415)	—	(2,099)
Operating profit (loss)	(46,846)	(78,408)	(4,444)	(129,698)	(204,868)	(79,121)	(11,439)	(295,428)

Interest (expense) income, net	(3,768)	30	—	(3,738)	(4,494)	26	—	(4,468)
Earnings (loss) before taxes from Disc Ops	(50,614)	(78,378)	(4,444)	(133,436)	(209,362)	(79,095)	(11,439)	(299,896)
Income tax expense (benefit)	5,674	—	—	5,674	(4,537)	3,662	—	(875)
Net earnings (loss) from Disc Ops	(56,288)	(78,378)	(4,444)	(139,110)	(204,825)	(82,757)	(11,439)	(299,021)

Less: Net earnings (loss) from Disc Ops attributable to NCI	981	(1)	—	980	793	—	—	793
Net earnings (loss) from Disc Ops attributable to Fluor	$(57,269)	$(78,377)	$(4,444)	$(140,090)	$(205,618)	$(82,757)	$(11,439)	$(299,814)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
The following summarizes information related to assets and liabilities classified as held for sale:

	September 30, 2021						December 31, 2020
(in thousands)	Stork	AMECO	Other	Total from Disc Ops	Other Assets and Liabilities from Cont Ops	Total	Stork	AMECO	Other	Total from Disc Ops	Other Assets and Liabilities from Cont Ops	Total
Accounts receivable, net	$196,104	$29,117	$10,476	$235,697	$—	$235,697	$245,105	$42,797	$10,475	$298,377	$—	$298,377
Contract assets	159,579	—	—	159,579	—	159,579	108,152	2,188	—	110,340	—	110,340
Other current assets	44,638	21,625	—	66,263	—	66,263	45,384	73,618	—	119,002	—	119,002
Current assets held for sale	400,321	50,742	10,476	461,539	—	461,539	398,641	118,603	10,475	527,719	—	527,719

PP&E, net	94,686	4,017	—	98,703	24,326	123,029	97,258	67,380	—	164,638	24,538	189,176
Goodwill	118,710	—	—	118,710	—	118,710	141,889	—	—	141,889	—	141,889
Investments	3,522	—	—	3,522	5,712	9,234	4,649	—	—	4,649	5,064	9,713
Other assets	120,826	15,315	—	136,141	—	136,141	135,421	13,810	—	149,231	—	149,231
Noncurrent assets held for sale(1)	337,744	19,332	—	357,076	30,038	387,114	379,217	81,190	—	460,407	29,602	490,009
Total assets held for sale	$738,065	$70,074	$10,476	$818,615	$30,038	$848,653	$777,858	$199,793	$10,475	$988,126	$29,602	$1,017,728

Accounts payable	$97,651	$6,684	$268	$104,603	$—	$104,603	$116,580	$17,388	$13	$133,981	$—	$133,981
Short-term borrowings	17,953	—	—	17,953	—	17,953	20,525	—	—	20,525	—	20,525
Contract liabilities	40,194	10	—	40,204	—	40,204	46,997	782	—	47,779	—	47,779
Accrued salaries, wages and benefits	60,573	1,099	—	61,672	—	61,672	57,626	7,152	—	64,778	—	64,778
Other accrued liabilities	175,220	47,528	—	222,748	—	222,748	113,965	11,977	—	125,942	—	125,942
Current liabilities held for sale	391,591	55,321	268	447,180	—	447,180	355,693	37,299	13	393,005	—	393,005

Noncurrent liabilities held for sale(1)	82,961	6,768	—	89,729	—	89,729	98,940	9,478	—	108,418	—	108,418
Total liabilities held for sale	$474,552	$62,089	$268	$536,909	$—	$536,909	$454,633	$46,777	$13	$501,423	$—	$501,423
(1)     Noncurrent assets and liabilities held for sale as of September 30, 2021 are reported as current given the expected sale timing.
Our cash flow information included the following activities related to Disc Ops:

	9ME September 30,
	2021			2020
(in thousands)	Stork	AMECO	Total	Stork	AMECO	Total
Capital expenditures	$(10,413)	$(11,012)	$(21,425)	$(16,410)	$(18,772)	$(35,182)

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements made herein, including statements regarding our projected revenue and earnings levels, cash flow and liquidity, new awards and backlog levels and the implementation of strategic initiatives are forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of these forward-looking statements. We wish to caution readers that forward-looking statements, including disclosures which use words such as we “believe,” “anticipate,” “expect,” “estimate” and similar statements, are subject to various risks and uncertainties which could cause actual results of operations to differ materially from expectations. Factors potentially contributing to such differences include, among others:

•The severity and duration of the COVID pandemic and actions by governments, businesses and individuals in response to the pandemic;
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

	3ME September 30,				9ME September 30,
(in millions)	2021		2020		2021		2020
Revenue
Energy Solutions	$1,365.4		$1,337.9		$3,675.4		$4,195.2
Urban Solutions	1,014.7		1,329.4		3,419.2		4,434.2
Mission Solutions	723.0		789.6		2,183.4		2,260.2
Total revenue	$3,103.1		$3,456.9		$9,278.0		$10,889.6

Segment profit (loss) $ and margin %
Energy Solutions	$72.5	5.3%	$96.2	7.2%	$183.9	5.0%	$133.0	3.2%
Urban Solutions	17.8	1.8%	29.3	2.2%	(20.8)	(0.6)%	119.2	2.7%
Mission Solutions	27.9	3.9%	24.5	3.1%	116.5	5.3%	66.3	2.9%
Other	(8.2)	NM	(21.6)	NM	(42.4)	NM	(62.9)	NM
Total segment profit (loss) $ and margin %(1)	$110.0	3.5%	$128.4	3.7%	$237.2	2.6%	$255.6	2.3%

G&A	(42.4)		(36.7)		(139.4)		(112.9)
Impairment, restructuring and other exit costs	—		—		(26.4)		(106.2)
Foreign currency gain (loss)	37.5		(29.8)		(4.2)		16.2
Interest expense, net	(31.4)		(11.9)		(59.3)		(26.9)
Earnings (loss) from Cont Ops attributable to NCI	(3.5)		4.2		21.5		19.7
Earnings (loss) from Cont Ops before taxes	70.2		54.2		29.4		45.5
Income tax (expense) benefit	(27.0)		(28.5)		(28.8)		2.4
Net earnings (loss) from Cont Ops	$43.2		$25.7		$0.6		$47.9
Less: Net earnings (loss) from Cont Ops attributable to NCI	(3.5)		4.2		21.5		19.7
Net earnings (loss) from Cont Ops attributable to Fluor	$46.7		$21.5		$(20.9)		$28.2

Less: Dividends on CPS	9.8		—		14.6		—
Net earnings (loss) from Cont Ops available to Fluor common stockholders	$36.9		$21.5		$(35.5)		$28.2

New awards
Energy Solutions	$644.1		$141.2		$2,914.1		$1,880.8
Urban Solutions	781.4		950.8		2,459.9		3,349.2
Mission Solutions	1,610.3		187.8		2,694.5		1,813.1
Total new awards	$3,035.8		$1,279.8		$8,068.5		$7,043.1

New awards related to projects located outside of the U.S.					55%		50%

Backlog	September 30, 2021	December 31, 2020
Energy Solutions	$9,804.5	$11,020.5
Urban Solutions	7,827.5	9,224.1
Mission Solutions	3,395.0	2,899.5
Total backlog	$21,027.0	$23,144.1

Backlog related to projects located outside of the U.S.	64%	64%
Backlog related to lump-sum projects	61%	60%
(1)Total segment profit (loss) is a non-GAAP financial measure. We believe that total segment profit (loss) provides a meaningful perspective on our results as it is the aggregation of individual segment profit (loss) measures that we use to evaluate and manage our performance.
Our business has been adversely affected by the impacts of COVID and the steep decline in oil prices that occurred in early 2020. These events created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business. We experienced reductions in demand for certain services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial condition. Although oil prices have rebounded in 2021, we have not yet seen our energy clients respond with elevated capital expenditures for our services. Our estimates reflect our best assessment of project results inclusive of COVID effects, which have been dynamic as our projects have seen changes in prevailing regulations as COVID cases crested and fell.
During the 2021 Quarter and 2021 Period, consolidated revenue declined primarily due to volume declines on projects which were completed or nearing completion across all segments.
During the 2021 Quarter, improvements in segment profit in the Mission Solutions and Other segments were offset by declines in segment profit for Energy Solutions and Urban Solutions due to cost increases for schedule delays and productivity on a light rail project. During the 2021 Period, improvements in segment profit in the Energy Solutions, Mission Solutions and Other segments were offset by a significant decline in segment profit for Urban Solutions where we recognized a $138 million charge in the second quarter of 2021 for procurement and subcontractor cost growth on a legacy infrastructure project.
We did not recognize any impairment expense in Cont Ops during the 2021 and 2020 Quarters. Impairment expense, included in Cont Ops, for the 2021 and 2020 Periods is summarized as follows:

	9ME September 30,
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
We sold the North American operations of the AMECO equipment business in May 2021 for $71 million and recognized loss on the sale of $25 million. Impairment expense, included in Disc Ops, is summarized as follows:

	3ME September 30, 2021		9ME September 30, 2021		9ME September 30, 2020
(in thousands)	Stork	AMECO	Stork	AMECO	Stork	AMECO
Impairment expense:
Goodwill	$—	$—	$12,700	$—	$168,568	$12,300
Intangible customer relationships	—	—	—	—	26,671	—
Fair value adjustment and expected costs associated with sale	—	4,809	60,500	53,085	—	87,700
Total impairment expense	$—	$4,809	$73,200	$53,085	$195,239	$100,000

The effective tax rate on earnings (loss) from Cont Ops was 38.4% for the 2021 Quarter and 97.8% for the 2021 Period compared to 52.6% and (5.3)% for the corresponding periods of 2020. For all periods, the effective tax rate was unfavorably impacted by increases in the valuation allowances against foreign tax credit carryforwards and certain foreign net operating loss carryforwards. The 2021 Period unfavorable impact was partially offset by favorable foreign tax rate differentials. The effective tax rate in the 2020 Period was favorably impacted by the release of valuation allowances and rate benefits resulting from the carryback of our 2019 federal net operating loss as allowed by the CARES Act. Earnings attributable to non-controlling interests from continuing operations, for which income taxes are not typically our responsibility, favorably impacted the effective tax rate for the 2021 Period.
Any lack of broad based new awards could pressure our future earning streams. The decline in backlog during the 2021 Period primarily resulted from the removal of approximately $2 billion from backlog due to the cancellation of both a chemicals project and a steel project. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog differs from RUPO discussed elsewhere. RUPO includes only the amount of revenue we expect to recognize under contracts with definite terms and substantive termination provisions.
Segment Operations - Comparisons of the 2021 Quarter to the 2020 Quarter and the 2021 Period to the 2020 Period
Energy Solutions
Revenue for the 2021 Period decreased due to declines in the volume of execution activities for the portfolio continuing to be impacted by COVID and other market migration toward energy transition, projects nearing completion as well as the cancellation of a chemicals project in North America. The revenue decline in the 2021 Period was partially offset by the ramp up of execution activities on an LNG project, a chemicals project and a refinery project in Mexico.
Segment profit for the 2021 Quarter decreased due to cost increases and foreign currency losses on an international upstream project and reduced execution activities on a separate upstream project partially offset by gains on embedded foreign currency derivatives. Segment profit for the 2021 Period increased due to the negotiation of change orders, scope increases and cost improvements across numerous projects, the ramp up of execution activities on the projects discussed in the revenue paragraph above, and the collection of previously reserved accounts receivable but was partially offset by losses on embedded foreign currency derivatives and the decline in execution activity for projects nearing completion. Segment profit for the 2020 Period was adversely affected by the recognition of reserves for expected credit losses on aged receivables and COVID related cost growth. The change in segment profit margin reflects these same factors.
New awards for the 2021 Quarter and 2021 Period increased due to awards for a refinery project in Mexico. Backlog decreased during the 2021 Period primarily due to the cancellation of the chemicals project in North America.
Urban Solutions

Revenue for the 2021 Quarter and 2021 Period decreased due to the close out of data center projects in Europe and mining projects in South America and Australia as well as the cancellation of a rail project and a steel project that were in progress in the prior year periods. The revenue declines in 2021 were partially offset by the ramp up of execution activities on other projects across the segment.

Segment profit for the 2021 Quarter declined due to forecast revisions for schedule delays and productivity on a light rail project. The significant decline in segment profit during the 2021 Period was due to forecast revisions for procurement and subcontractor cost growth, delays and disruptions in schedule of a legacy infrastructure project, resulting in a charge of $138 million recognized in the second quarter of 2021. We believe that these cost growth factors may be at least partially recoverable under the contract. However, we expect that it will require several quarters to analyze recoverability and negotiate with our client before recognizing incremental revenue for these factors. The decline in segment profit in the 2021 Period was partially offset by the favorable resolution of a long-standing customer dispute on a rail project as well as a gain on the sale of our interest in an infrastructure joint venture. The change in segment profit margin reflects these same factors.

New awards for the 2021 Quarter and 2021 Period decreased partly due to delayed procurement efforts by many of our clients. New awards in the 2021 Period included a large life sciences project in Europe. Backlog declined during the 2021 Period due to the cancellation of a steel project coupled with lower new awards. Our staffing business does not report new awards or backlog.

Mission Solutions
Revenue for the 2021 Quarter and 2021 Period decreased slightly due to the closure of the army logistics and life support program in Afghanistan. The decline in revenue for LOGCAP was partially offset by the ramp up of execution activities on a newly awarded project to provide contingency and humanitarian support for Afghan evacuees in the United States.
The increase in segment profit for the 2021 Quarter and 2021 Period was substantially driven by increased execution activity on our DOE projects, higher than anticipated performance-based fees and the release of COVID cost reserves, partially offset by the decline in execution activity on the army logistics and life support program in Afghanistan. Segment profit also benefitted from the collection of previously reserved accounts receivable and the reversal of the related provision. The change in segment profit margin reflects these same factors.
New awards in the 2021 Quarter increased due to an extension of an environmental management contract (a similar extension was booked in the second quarter of the prior year) and a new award to provide contingency and humanitarian support for Afghan evacuees in the United States. New awards in the 2021 Period increased due to extensions on certain DOE projects as well as the new award for contingency and humanitarian support for Afghan evacuees. Backlog increased during the 2021 Period due to the increase in new award activity. Backlog included $986 million and $1.0 billion of unfunded government contracts as of September 30, 2021 and December 31, 2020, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated.
Other
Other includes the operations of NuScale. NuScale expenses included in the determination of segment loss were as follows:

	3ME September 30,		9ME September 30,
(in millions)	2021	2020	2021	2020
NuScale expenses	$(42.9)	$(43.3)	$(122.6)	$(119.2)
Less: DOE reimbursable expenses	18.1	20.4	49.9	53.8
NuScale expenses, net	(24.8)	(22.9)	(72.7)	(65.4)
Less: Attributable to NCI	16.6	1.3	30.3	2.5
Fluor segment loss	$(8.2)	$(21.6)	$(42.4)	$(62.9)
During the 2021 Period, NuScale received $193 million in capital contributions from outside investors. As of September 30, 2021, Fluor had an approximate 80% ownership in NuScale. Fluor and its advisors continue to engage with potential investors and capital providers to fund NuScale's path to commercialization.
G&A

	3ME September 30,		9ME September 30,
(in millions)	2021	2020	2021	2020
G&A
Compensation	$22.4	$12.9	$103.9	$58.3
Severance	4.4	0.5	6.7	2.6
SEC investigation / Internal review costs	6.3	18.3	10.1	31.6
Other	9.3	5.0	18.7	20.4
G&A	$42.4	$36.7	$139.4	$112.9
The increase in compensation expense during the 2021 Quarter and 2021 Period was due to both performance driven compensation including annual bonus projections and stock price driven compensation on liability awards.
The internal review began in the first quarter of 2020 and was substantially completed in the fourth quarter of 2020.

We announced in January 2021 that we had begun an undertaking to substantially reduce our overhead costs. Although we have not satisfied the requirements to recognize charges for any restructurings for the 2021 undertaking, we are likely to recognize expense in future quarters for these efforts.
Net Interest Expense

	3ME September 30,		9ME September 30,
(in millions)	2021	2020	2021	2020
Net interest expense
Recurring interest expense	$16.0	$15.7	$50.0	$47.9
Costs to refinance our credit facility	—	—	2.0	—
Loss on debt repurchases	19.6	—	19.6	—
Interest income	(4.2)	(3.8)	(12.3)	(21.0)
Net interest expense	$31.4	$11.9	$59.3	$26.9
The loss on debt repurchases includes costs to redeem $509 million of 2023 and 2024 Notes through a tender offer completed in September 2021 as well as through open market transactions following the issuance of the CPS in the second quarter of 2021.
The decrease in interest income during the 2021 Period was primarily driven by lower interest rates in 2021 compared to 2020.
Critical Accounting Estimates
Fair Value Measurements. During the first quarter of 2021, we performed interim impairment testing of our goodwill associated with Stork and recognized impairment expense of $13 million, which was included in Disc Ops. All other factors being equal, a one hundred basis point change in the discount rate used in the valuation of goodwill would change the fair value by $25 million.
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
As of September 30, 2021, letters of credit totaling $399 million were outstanding under our $1.65 billion credit facility, which matures in February 2023. The credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.65 to 1.0, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.25 billion, defined in the amended credit facility. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of September 30, 2021, we could have borrowed an additional $795 million under our existing credit facility.
Our liquidity has been significantly impacted by the CPS issuance during the second quarter of 2021 and the debt repurchases made in the 2021 Period. Both are more fully described in Financing Activities below. Following the debt repurchases, we plan to review options for managing the maturity of the remaining outstanding indebtedness under the 2023 and 2024 Notes. We also expect to extend our credit facility (or enter into a new facility) with a longer term.
Cash and cash equivalents combined with marketable securities were $2.2 billion as of both September 30, 2021 and December 31, 2020. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.0 billion and $984 million as of September 30, 2021 and December 31, 2020, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $701 million and $655 million as of September 30, 2021 and December 31, 2020, respectively) were not necessarily readily available for general purposes. We also consider the extent to which client advances (which totaled $63 million and $80 million as of September 30, 2021 and December 31, 2020, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of September 30, 2021 and December 31, 2020, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. jurisdictions where we operate.
Cash Flows

	9ME September 30,
(in thousands)	2021	2020
OPERATING CASH FLOW	$(219,549)	$144,240

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	(43,747)	(10,250)
Capital expenditures	(54,550)	(80,786)
Proceeds from sales of assets incl. AMECO-North America	125,374	54,849
Investments in partnerships and joint ventures	(79,847)	(25,252)
Other	(12,169)	4,690
Investing cash flow	(64,939)	(56,749)

FINANCING CASH FLOW
Proceeds from issuance of CPS	582,000	—
Purchases and retirement of debt	(525,212)	—
Dividends paid (on CPS in 2021 and common stock in 2020)	(9,425)	(28,720)
Other borrowings (debt repayments)	(6,673)	13,527
Distributions paid to NCI	(20,158)	(19,288)
Capital contributions by NCI	201,511	82,109
Other	(3,953)	(1,669)
Financing cash flow	218,090	45,959

Effect of exchange rate changes on cash	(6,868)	(36,867)
Increase (decrease) in cash and cash equivalents	(73,266)	96,583
Cash and cash equivalents at beginning of period	2,198,781	1,997,199
Cash and cash equivalents at end of period	$2,125,515	$2,093,782

Cash paid during the period for:
Interest	$80,796	$54,677
Income taxes (net of refunds)	59,246	29,367

Operating Activities
Cash flows from operating activities result primarily from our EPC activities and are affected by changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project and the payments terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of September 30, 2021, our backlog included $1.1 billion for loss projects which are expected to have a negative impact on our operating cash flow in future periods.
Our operating cash flow for the 2021 Period was negatively impacted by increased funding of COVID costs on our projects, higher cash payments of G&A (including the timing and extent of employee bonuses) and increased tax payments, most of which occurred in the first quarter of 2021. An increase in working capital for several large projects also contributed to the decline in operating cash flow.
We contributed $13 million into our DB plans during both the 2021 and 2020 Periods. We expect to contribute up to $16 million to our DB plans during 2021, which is expected to be in excess of the minimum funding required. The remaining obligations under our Dutch DB plan may be settled in late 2021, subject to regulatory approval. If the plan is settled, we expect that any deferred pension costs in AOCI would be reclassified to earnings upon settlement. For one of our discontinued operations, we participate in one multiemployer plan in which we are aware of a significant unfunded benefit obligation. However, we believe we qualify for an exemption and do not believe we have a probable payment to the plan. Therefore, we have not recognized a liability related to this unfunded benefit obligation.
NuScale expenses were $123 million and $119 million for the 2021 Period and 2020 Period, respectively, and were reported net of qualified reimbursable expenses of $50 million and $54 million during the 2021 Period and 2020 Period, respectively.
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

Proceeds from sales of assets includes the sale of the North American operations of the AMECO equipment business for $71 million as well as our 10% ownership interest in an infrastructure joint venture during the 2021 Period. During the 2020 Quarter, we sold substantially all of the assets of our AMECO equipment business in Jamaica as well as 100% of our interest in an equipment rental business in Europe.
Investments in unconsolidated partnerships and joint ventures in the 2021 Period included a $26 million capital contribution to COOEC Fluor, which satisfied our contractual funding requirements, as well as capital contributions to an Energy Solutions joint venture and a recently formed Mission Solutions joint venture. Investments in unconsolidated partnerships and joint ventures in the 2020 Period primarily consist of capital contributions to an infrastructure joint venture in the United States.
Financing Activities
In May 2021, we issued 600,000 shares of Series A 6.5% cumulative perpetual CPS in a private placement transaction involving a limited number of qualified institutional buyers. Each share of preferred stock has a liquidation preference of $1,000 per share, plus accumulated but unpaid dividends, and is convertible, at the holder's option at any time into 44.9585 shares of our common stock per share of preferred stock. Cumulative cash dividends on the preferred stock are payable at an annual rate of 6.5% quarterly in arrears on February 15, May 15, August 15, and November 15, beginning on August 15, 2021, upon declaration of the dividend by our Board of Directors. We are not permitted to declare or pay dividends on our common stock unless all accumulated and unpaid dividends on the preferred stock have been declared and paid. Assuming that our Board of Directors approves dividends, the preferred stock will require approximately $39 million of annual dividend payments. Moreover, the issuance created added complexity to our quarterly EPS calculations. Accordingly, in determining our diluted earnings impact of the preferred stock, we will now assess the correlation between net earnings attributable to Fluor and dividends on the preferred stock as well as the effect of conversions of the preferred stock into our common stock, which could represent up to 27 million potentially dilutive shares.
Each share of CPS is convertible at the holder's option at any time into 44.9585 shares (the conversion rate) of our common stock (equivalent to an initial conversion price of $22.24 per share). After May 20, 2022 and before May 2024, we may elect to cause each share of CPS to convert into our common stock at the conversion rate, subject to certain conditions including a make-whole premium before May 2024, if our closing price per common share of our stock exceeds $28.92 for 20 consecutive trading days. After May 2024, we could make a similar election if our closing price per common share of our stock exceeds $22.24 for 20 consecutive trading days.
Dividends on the CPS were declared and paid in August 2021. Quarterly cash dividends of $0.10 per common share were declared in the fourth quarter of 2019 and paid in the first quarter of 2020. We suspended our common stock cash dividend during April 2020. The payment and level of future cash dividends is subject to the discretion of our Board of Directors.
In September 2021, we completed a tender offer in which we repurchased $375 million (face value) of 2023 Notes and $108 million (face value) of 2024 Notes, excluding accrued interest. Additionally, we redeemed $26 million of outstanding 2023 and 2024 Notes in open market transactions during the 2021 Period. We used the proceeds from the issuance of preferred stock to redeem the 2023 and 2024 Notes. We recognized $20 million in losses related to these redemptions which is included in interest expense.

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
Capital contributions by NCI during the 2021 Period primarily related to new investments totaling $193 million by NuScale's NCI holders. These contributions eliminated the need for any contributions to NuScale by us in the 2021 Period. Fluor and its advisors continue to engage with potential investors and capital providers to fund NuScale's path to commercialization. Capital contributions by NCI during the 2020 Period primarily related to 3 transportation joint venture projects.
We have a common stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. As of September 30, 2021, over 10 million shares could still be purchased under the existing stock repurchase program, although we don't have any immediate intent to begin such repurchases.
Off-Balance Sheet Arrangements
Letters of Credit

As of September 30, 2021, letters of credit totaling $399 million were outstanding under committed lines of credit, and letters of credit totaling $900 million were outstanding under uncommitted lines of credit. Letters of credit are provided in the ordinary course of business primarily to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees

The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $13 billion as of September 30, 2021.

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
We have a Sustainability Committee to oversee our sustainability policies, strategies and programs. The Sustainability Committee includes representatives from each of our business segments, as well as a cross-functional team of subject matter experts from communications, health, safety and environmental, supply chain, investor relations and legal, who serve as advisors to the Sustainability Committee. In furtherance of our Board of Directors' commitment to sustainability, our Board of Directors and Governance Committee reviews and receives reports from management on our sustainability efforts.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	3ME September 30,
(in millions)	2021	2020
Backlog, June 30	$21,073.9	$26,802.7
New awards	3,035.8	1,279.8
Adjustments and cancellations, net	(5.1)	813.5
Work performed	(3,077.6)	(3,432.9)
Backlog, September 30	$21,027.0	$25,463.1

	9ME September 30,
(in millions)	2021	2020
Backlog, January 1	$23,144.1	$29,392.3
New awards	8,068.5	7,043.1
Adjustments and cancellations, net (1)	(986.0)	(169.9)
Work performed	(9,199.6)	(10,802.4)
Backlog, September 30	$21,027.0	$25,463.1

(1)     During the 2021 Period, we removed $2 billion from backlog due to the cancellation of a steel project and a chemicals project.

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
Additional information on matters in dispute may be found in Item 8 of the 2020 10-K and Part I, Item 1 of this Q3 2021 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2020 10-K other than for the addition below which is unchanged from its inclusion in the 10-Q for the quarter ended June 30, 2021:
Conversion of our CPS will dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
In May 2021, we issued shares of Series A CPS. The conversion of some or all of the preferred stock into our common stock will dilute the ownership interests of existing common stockholders. Any public market sales of the common stock issuable upon conversion could adversely affect the market price of our common stock.
Our CPS has rights, preferences and privileges that are not held by, and are preferential to the rights of, our common stockholders, which could adversely affect the value of the common stock, our liquidity and our financial condition.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended September 30, 2021 about purchases by the company of our common stock that has been registered pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
July 1 — July 31, 2021	—	$—	—	10,513,093
August 1 — August 31, 2021	—	—	—	10,513,093
September 1 — September 30, 2021	—	—	—	10,513,093
Total	—	$—	—
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

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on February 9, 2016).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q3 2021 10-Q for the three and nine months ended September 30, 2021, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	November 5, 2021	By:	/s/ Joseph L. Brennan
Joseph L. Brennan
Chief Financial Officer

Date:	November 5, 2021	By:	/s/ John C. Regan
John C. Regan
Chief Accounting Officer