Form 10-K
period 2021-12-31
FLUOR CORP
filed 2022-02-22
CIK 1124198

FLUOR CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of June 30, 2021, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $2.5 billion based on the closing sale price as reported on the New York Stock Exchange.
As of January 31, 2022, 141,434,771 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2022.	Part III

FLUOR CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2021

i

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2021 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
ABO	Accumulated benefit obligation
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Cont Ops	Continuing operations
CPS	Convertible preferred stock
COVID	Coronavirus pandemic
DB plan	Defined benefit pension plan
DC plan	Defined contribution pension plan
Disc Ops	Discontinued operations
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FEMA	U.S. Federal Emergency Management Agency
Fluor	Fluor Corporation
FTC	Foreign tax credit
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
GILTI	Global Intangible Low-Taxed Income
ICFR	Internal control over financial reporting
LNG	Liquefied natural gas
NCI	Noncontrolling interests
NM	Not meaningful
NOL	Net operating loss
NRC	U.S. Nuclear Regulatory Commission
NuScale	NuScale Power, LLC
OCI	Other comprehensive income (loss)
PBO	Projected benefit obligation
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
SGI	Stock growth incentive awards
SMR	Small modular reactor
Stork	Stork Holding B.V. and subsidiaries; Acquired by Fluor in 2016
VDI	Value driver incentive
VIE	Variable interest entity
Forward-Looking Information
From time to time, we make certain comments and disclosures in reports and statements, including this 2021 10-K, or statements are made by its officers or directors, that, while based on reasonable assumptions, may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a "safe harbor" may be provided to us for certain of these forward-looking statements. We caution readers that forward-looking statements, including disclosures which use words such as "will, "may," "could," "should" "believes," "anticipates," "plans," "expects," "intends," "estimates," "projects," "potential," "continue" and similar statements are subject to various future risks and uncertainties which could cause actual results of operations to differ materially from expectations.
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
These factors include those referenced or described in this 2021 10-K (including in "Item 1A. — Risk Factors"). We cannot control all risks and uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
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
Fluor Corporation is a holding company that owns many subsidiaries, as well as interests in joint ventures. Acting through these entities, we are one of the larger global professional services firms providing EPC, fabrication and modularization, and project management services, on a global basis. We provide these services to our clients in a diverse set of industries worldwide including production and fuels, chemicals, LNG, nuclear project services, infrastructure, advanced technologies, life sciences and mining and metals. We are also a service provider to the U.S. federal government and governments abroad.
During the first quarter of 2021, we began operating our business through four segments. These segments include: Energy Solutions, Urban Solutions, Mission Solutions and Other. Fluor Constructors International, Inc., which is organized and operates separately from the rest of our business, provides unionized management and construction services in the United States and Canada, both independently and as a subcontractor on projects for Fluor.
In January 2021, we outlined four strategic priorities for driving value creation for our shareholders:
•Drive growth across our portfolio, by growing markets outside of the traditional oil and gas sector, including energy transition, advanced technology and life sciences, high-demand metals, infrastructure and nuclear and civil, defense and intelligence for governments;
•Pursue contracts with fair and balanced commercial terms, focusing on more favorable, risk-adjusted agreements that reward Fluor for value;
•Reinforce financial discipline, maintaining a solid balance sheet by generating predictable cash flow and earnings; and
•Foster a high-performance culture with purpose, by advancing our diversity, equity and inclusion efforts and promoting social progress and sustainability.
In 2021, we completed a number of transactions in support of our strategic priorities. In May 2021, we sold the North American portion of our construction equipment business, AMECO. Additionally, in May 2021, we issued 600,000 shares of Series A 6.5% cumulative perpetual CPS in a private transaction. We used the majority of the net proceeds of this offering to complete a tender offer in which we purchased a cumulative $483 million of our outstanding 2023 and 2024 Notes. In 2021, we also redeemed $26 million of outstanding 2023 and 2024 Notes in open market transactions. For further information on these transactions please see Notes to Consolidated Financial Statements.
In December 2021, we announced that NuScale, in which we are the majority investor, signed a merger agreement with Spring Valley Acquisition Corp., a special purpose acquisition company ("Spring Valley"). Spring Valley is acquiring an approximately 20% interest in NuScale. The proposed transaction is anticipated to close in the first half of 2022, subject to customary closing conditions. Upon completion of the merger, we estimate that we will own approximately 60-70% of the combined company and expect that we will continue to consolidate it.
Competitive Strengths
As a world-class provider of technical and professional services, we believe that we bring capital efficient business solutions that combine excellence in execution, safety, cost containment and experience to our clients. In that regard, we believe that our business advantages and global positioning provide us with significant competitive strengths:
Safety. One of our core values is our constant focus on safety. Maintaining a safe and secure workplace is a key business driver for us and our clients. In our experience, whether in an office or at a jobsite, a safe environment decreases risks, provides for the well-being of all workers, enhances morale, improves productivity, reduces project cost and generally improves client relations. We believe that our commitment to safety is one of our most distinguishing features.
Global Execution Platform. As one of the larger publicly traded EPC companies, we have a global footprint with employees located throughout the world. Our global presence enables us to build local relationships to capitalize on opportunities as well as mobilize quickly to project sites around the world and to draw on our local knowledge and talent pools. We continue to form strategic alliances with local partners, leverage our supply chain expertise and emphasize local training programs. We also provide services from our distributed execution centers on a cost-efficient basis.
Excellence in Execution. We believe that our ability to execute, maintain and manage complex projects, large or small and often in geographically challenging locations, gives us a distinct competitive advantage. We strive to complete our projects meeting or exceeding all client specifications. We have continued to shift toward data-driven execution, which we expect will enhance our ability to meet our clients' needs.
Market Diversity. We serve multiple markets across a broad spectrum of industries around the globe. Our market diversity helps to mitigate the impact of the cyclicality in the markets we serve and allows us to strive for more consistent growth. We believe that maintaining a good mixture within our entire business portfolio permits us to both focus on our more stable business markets and to capitalize on cyclical markets when the timing is appropriate.
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
Risk Management. We believe we have the ability to assess, mitigate and manage project risk, especially in difficult locations or circumstances. We have an experienced management team, and utilize a systematic and disciplined approach towards identifying, assessing and managing risks. We believe that our risk management approach helps us control costs and meet clients' schedules.
Sustainability. Our sustainability mission envisions meeting the needs of our clients while conducting business in an environmentally and socially responsible manner. We consistently apply prudent governance principles to the benefit of current and future generations, thereby creating value for all stakeholders. Every day, we help clients safeguard the environment, conserve energy, protect lives, and strengthen the economies and social structures of communities in which our employees work and live.
General Operations
Our services fall into five broad categories (outlined below). Our services can range from basic consulting activities, often at the early stages of a project, to complete design-build, operations and maintenance contracts.
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
•In construction, we mobilize, execute, commission and demobilize projects on a self-perform and subcontracted basis. Generally, we are responsible for the completion of a project, often in difficult locations and under challenging circumstances. We are frequently designated as program manager, and serve as such in cases where the client has facilities in multiple locations, complex phases in a single project location, or a large-scale investment in one facility.
•We also provide a variety of fabrication and modularization services, including integrated engineering and modular fabrication and assembly, as well as modular construction and asset support services to clients around the globe from our joint venture yards. By operating our own yards in key regions of the world, we help our clients achieve cost and schedule savings by reducing on-site craft needs and shifting work to inherently safer and more controlled work environments.

•We offer operations and maintenance services intended to improve the performance and extend the life of our clients’ facilities. This may include the global delivery of services to include facility management, technical facility operations, plant readiness, commissioning, start-up and maintenance technology, small capital projects, turnaround and outage services and recapitalization of facilities and infrastructure. Among other things, we can provide key management, staffing and management skills to clients on-site at their facilities. These activities also include routine and outage/turnaround maintenance services, general maintenance and asset management, emissions reduction technologies and services, and restorative, repair, predictive and prevention services.
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
Business Segments
Energy Solutions
Our Energy Solutions segment focuses on opportunities in the production and fuels, chemicals, LNG and nuclear project services markets. We provide solutions to the energy transition markets, including asset decarbonization, carbon capture, renewable fuels, waste-to-energy, green chemicals, hydrogen, nuclear power and other low-carbon energy sources. At the same time, we continue to serve the traditional oil, gas and petrochemical industries with full project life-cycle services, including expansion and modernization projects as well as sustaining capital work. While we perform work on projects that range greatly in size and scope, we believe that one of our distinguishing features is our global strength and experience to perform very large projects in difficult locations. As energy and chemicals projects have become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us to manage their complex projects based on our size, strength, global reach, experience, technical expertise and proven track record.
With each specific project, our role can vary. We may be involved in providing front-end engineering, program management and final design services, construction management services, self-perform construction, or oversight of other contractors, and we may also assume responsibility for the procurement of materials, equipment and subcontractors. We have the capacity to design, fabricate and construct new facilities, upgrade, modernize and expand existing facilities, and rebuild facilities following fires and explosions. We also provide consulting services ranging from feasibility studies to process assessments to project finance structuring.
In production and fuels, we execute projects for the oil and gas production, processing and refining industries, including an increasing component of energy transition. In the upstream sector, our typical projects involve the production, processing and transporting of oil and gas, including the development of infrastructure associated with major new fields and pipelines. We are also involved in offshore production facilities and in gas processing projects. In the downstream sector, our clients have been modernizing and modifying existing refineries to increase capacity, improve margins and improve environmental performance. We are active in the repurposing of existing refining facilities for the production of renewable fuels. We are also focused on other transition markets, such as carbon capture and sequestration, blue and green hydrogen, ammonia and other low carbon solutions, as an increasing number of clients and countries implement stronger sustainable energy goals.
We have been very active for several decades in the chemicals and petrochemicals market, with major projects in the ethylene-based markets as well as in a variety of specialty chemicals. The most active markets have been in the United States, Middle East and Asia, where there is significant demand for chemical products. We are also active in battery chemicals projects and we are engaging with clients on implementing lower carbon solutions on their existing and new facilities.
We have participated in a wide variety of LNG developments, including liquefaction, floating LNG facilities and regasification terminals. Our work in LNG has included feasibility studies, technology evaluations, technical audits, process equipment optimization and selection, basic design, project specifications development, permitting support, front-end engineering and design, detailed EPC and start-up assistance.
In the nuclear project services market, we provide a full range of services for small modular reactor technologies and operations support for existing nuclear power facilities and managing waste. Through our relationship with NuScale, we can offer a complete project solution for carbon free power by utilizing NuScale's proprietary SMR technology, a market that is gaining significant momentum with the push to more sustainable energy sources.

Urban Solutions
Our Urban Solutions segment provides EPC and project management services to the advanced technologies, life sciences, mining and metals, and infrastructure industries, as well as professional staffing services.
For the advanced technologies market, we provide program management and EPC services to a wide variety of companies on a global basis. Our experience spans a wide variety of market segments, including advanced materials, data storage and computing, fast-moving consumer goods, food and beverage, semiconductors, smart batteries and specialty products. We specialize in designing projects that incorporate lean manufacturing concepts while also satisfying client sustainability goals.
In life sciences, we provide front end studies and EPC services to the pharmaceutical, biotechnology, medical devices and animal health industries. We also specialize in providing validation and commissioning services where we not only bring new facilities into production, but we also extend the life, or improve efficiencies, of existing facilities. We believe the ability to complete projects on a large-scale basis, especially in a business where time to market is critical, enables us to better serve our clients and is a key competitive advantage.
In mining and metals, we provide a full range of services to our clients who produce a variety of commodities, including bauxite, copper, gold, iron ore, diamond, alumina, aluminum and phosphates. We have the experience required to support the increasing demand for battery metals, including lithium, platinum and nickel, due to urbanization and the transition to clean energy. We also serve the fertilizer industry and provide services in the downstream metals market. Our services include conceptual and feasibility studies through detailed EPC, commissioning and startup support. Many of these opportunities are being developed in remote and logistically challenging environments, such as the Andes Mountains, Western Australia and Africa. We believe we are one of the few companies with the size, regional presence and experience to execute large scale mining and metals projects in these difficult and remote locations.
We are an industry leader in developing infrastructure projects such as roads, highways, bridges and rail for governments, with particular interest in large, complex projects. We provide a broad range of services including consulting, design, planning, financial structuring, engineering and construction. We also provide long-term operation and maintenance services for transit and highway projects. Our projects may involve the use of public/private partnerships, which allow us to develop and finance deals in concert with public entities for projects such as toll roads and rail lines that would not have otherwise been undertaken with public funding alone. Continuing urbanization and the replacement and expansion of aging infrastructure in North America continues to drive project opportunities.
Historically, we have also offered a full range of services to the power industry including EPC, program management, startup and commissioning and technical services to utilities, independent power producers, original equipment manufacturers and other third parties. In recent years, this has become an increasingly smaller component of our business, though some projects remain in our portfolio.
The segment's staffing services are provided through TRS Staffing Solutions®. TRS is a global enterprise of staffing specialists that provides the company and third-party clients with technical, professional and craft resources either on a contract or permanent placement basis.
Mission Solutions
Mission Solutions is a provider of high-end technical solutions to the U.S. and other governments. The segment's nuclear and civil business holds a tier 1 position with differentiated expertise in managing complex national security missions across the Department of Energy and the National Nuclear Security Administration. We deliver solutions for nuclear security and operations, nuclear waste management and laboratory management. Additionally, we are an industry leader in nuclear remediation at governmental facilities providing site management, environmental remediation, and decommissioning of facilities and have been successful in addressing environmental and regulatory challenges associated with legacy and operational nuclear sites. We also provide services to commercial nuclear clients. In civil services, we are a partner to FEMA for disaster recovery and are one of their top contractors.
In defense, we deliver operations and maintenance, global logistics, EPC, life support and operations of mission critical facilities across U.S. military service organizations. We can rapidly mobilize people and equipment to deliver solutions across the globe and in the harshest environments. We believe we can deliver the solutions to our military clients no matter how remote the location or how quickly services are required. From life support and logistics services for special forces across Africa, to building and managing facilities for Afghan evacuees in the U.S., to building a runway on Ascension Island, we believe we have the people, tools and skills to provide services that are unmatched among our peers.

For our intelligence clients, we have more than 600 cleared personnel providing critical infrastructure solutions such as data center management, operations and maintenance of secure facilities and technology platform services. We construct and renovate secure facilities for the intelligence community in more than 20 countries, and support both enduring and contingency missions. We believe we are trusted by our clients to ensure their mission success.
Other
Our Other segment includes the operations of NuScale, in which we are the majority investor. NuScale has developed an NRC standard design approved SMR technology, which we believe will be a leader in the development of light water, passively safe SMRs, providing us with significant future project opportunities.
Discontinued Operations
The sale of the North American portion of our AMECO equipment business was completed in May 2021. In the first quarter of 2021, we also committed to a plan to sell our Stork business. Both Stork and the remaining AMECO operations are reported as Disc Ops for all periods presented.
AMECO provides integrated construction equipment, tool, scaffolding and fleet service solutions to the company and third-party clients in a focused number of locations around the world for construction projects and client production assets. Stork provides asset maintenance and asset integrity services to the oil and gas, chemicals, life sciences, power, mining and metals, consumer products and manufacturing industries.
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

	December 31, 2021	December 31, 2020
	(in millions)
Energy Solutions	$9,324	$11,021
Urban Solutions	7,048	9,224
Mission Solutions	2,562	2,899
Total Backlog(1)(2)	$18,934	$23,144
_______________________________________________________________________________

(1)The temporary staffing business in the Urban Solutions segment does not report backlog or new awards based on the nature of its business. For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture's backlog.
(2)Includes backlog of $1.1 billion and $1.8 billion for projects in a loss position as of December 31, 2021 and 2020, respectively.

(in millions)	December 31, 2021	December 31, 2020
North America	$12,235	$16,398
Asia Pacific (including Australia)	1,049	1,543
Europe	2,251	2,550
Central and South America	2,899	1,825
Middle East and Africa	500	828
Total Backlog	$18,934	$23,144

Although backlog reflects business that we consider to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. The terms and conditions of some contracts include elements of both lump-sum and reimbursable contracts. Also, certain contracts may be converted from reimbursable to lump-sum. Due to additional factors outside of our control, such as changes in project schedules, we cannot accurately predict the exact timing that our December 31, 2021 backlog will be earned as revenue. Accordingly, backlog is not necessarily indicative of future earnings or revenues and no assurances can be provided that we will ultimately realize revenue on our backlog.
The following table sets forth our changes in consolidated backlog:

	2021	2020
	(in millions)
Backlog at beginning of year	$23,144	$29,392
New awards	8,753	7,459
Adjustments and cancellations, net(1)	(633)	331
Work performed	(12,330)	(14,038)
Backlog at end of year	$18,934	$23,144
(1)     During 2021, we removed $2 billion from backlog due to the cancellation of a steel project and a chemicals project.
In 2022, we expect to perform approximately 50% of our total backlog reported as of December 31, 2021, which is in line with the last three years.
Types of Contracts
While the basic terms and conditions of the contracts that we perform may vary considerably, we typically perform our work under two types of contracts: (a) reimbursable contracts and (b) lump-sum or guaranteed maximum contracts. In some markets, we are seeing hybrid contracts containing both lump-sum and reimbursable elements. As of December 31, 2021, the following table summarizes contract type within our ending backlog:

	December 31, 2021
	(in millions)	(percentage)
Reimbursable	$6,760	36%
Lump-Sum and Guaranteed Maximum	12,174	64%

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
Our Mission Solutions segment, primarily acting as a prime contractor or a major subcontractor for a number of government programs, generally performs its services under reimbursable contracts subject to applicable statutes and regulations. In many cases, these contracts include incentive fee arrangements. The programs may span many years and may be implemented by awards under multiple contracts. Some of our government contracts are known as indefinite delivery indefinite quantity (“IDIQ”) agreements. Under these arrangements, we work closely with the government to define the scope and amount of work required based upon an estimate of the maximum amount that the government desires to spend. While the scope is often not initially fully defined or does not require any specific amount of work, once the project scope is determined, additional work may be awarded to us without the need for further competitive bidding.
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
Competition
We are one of the world’s larger providers of engineering, procurement, construction, fabrication and modularization, operations, maintenance and asset integrity, and project management services. The markets served by our business are highly competitive and, for the most part, require substantial resources and highly skilled and experienced technical personnel. A large number of companies compete against us, including U.S.-based companies such as AECOM, Amentum Services, Inc., Bechtel Group, Inc., EMCOR Group, Inc., Jacobs Engineering Group, Inc., KBR, Inc., Kiewit Corporation, Granite Construction, Inc. and Quanta Services, Inc., and international-based companies such as ACS Actividades de Construccion y Servicios, Balfour Beatty plc, Chiyoda Corporation, Hyundai Engineering & Construction Company, Ltd., JGC Corporation, McDermott International, Inc., Petrofac Limited, SNC-Lavalin Group, Inc., Samsung Engineering, Stantec Inc., Technip Energies N.V., Wood Group plc, and WorleyParsons Limited.
Competition for our Energy Solutions and Urban Solutions segments is based on an ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner. We believe our engineering, procurement, fabrication and construction business derives its competitive strength from our market diversity, excellence in execution, reputation for quality, technology, cost-effectiveness, worldwide procurement capability, project management expertise, geographic coverage, ability to meet client requirements by performing construction on either a union or an open shop basis, ability to execute complex projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies.
In Urban Solutions, temporary staffing is a highly fragmented market with over 1,000 companies competing globally. The key competitive factors in this business line are price, service, quality, client relationships, breadth of service and the ability to identify and retain qualified personnel and geographic coverage.
In our Mission Solutions segment, key competitive factors are primarily centered on performance, qualified personnel and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely, cost-efficient and compliant manner.
Raw Materials
The principal products we use in our business include structural steel, metal plate, concrete, cable and various electrical and mechanical components. These products and components are subject to raw material (aluminum, copper, nickel, iron ore, etc.) availability and pricing fluctuations, which we monitor on a regular basis. We have access to numerous global supply sources; however, the availability and cost of these products, components and raw materials may vary significantly from year to year due to various factors including the logistics market, client demand, producer capacity, inflation, market conditions and specific material shortages.
Compliance with Government Regulations, Including Environmental, Safety and Health Matters
We provide services at sites throughout the world. Work at some of these sites involves activities related to nuclear facilities, hazardous waste, hydrocarbon production, distribution and transport, the military and infrastructure. Some of our work can be performed adjacent to environmentally sensitive locations such as wetlands, lakes and rivers. We also contract with governments to remediate hazardous materials, including chemical agents, as well as to decontaminate and decommission nuclear sites. These activities can require us to manage, handle, remove, treat, transport and dispose of toxic, radioactive or hazardous substances, and are subject to many environmental, health and safety laws and regulations.
We believe that we are compliant with all environmental, health and safety laws and regulations. We further believe that any accruals with respect to future environmental costs are adequate and that any future costs will not have a material effect on our financial position or results of operations. Some factors, however, could result in additional expenditures or the provision of additional accruals in expectation of such expenditures. These include the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that we are potentially responsible for the release of hazardous substances at sites other than those currently identified.
Human Capital Management
We have built a high-performance culture with purpose and foster a diverse and inclusive workplace as a business imperative because people are our single greatest asset. A high performance culture, where everyone is treated fairly and respectfully and has equal access to opportunities based on capabilities and performance, regardless of background, raises both the individual and collective performance of our company. Our culture drives employee engagement, productivity and a sustainable competitive advantage.
The following summarizes our human capital information as of December 31, 2021:

Number of Employees
Salaried Employees	19,529
Craft and Hourly Employees	18,477
TRS Agency	2,576
Total	40,582
The number of craft and hourly employees can vary in relation to the number, size and phase of execution of our projects. We have employees in the following regions:

Region	% of Global Workforce
North America	36%
Europe, Africa and Middle East	21%
Central and South America	32%
Asia Pacific (includes Australia)	11%
Health and Safety
Safety is one of our core values. We are committed to taking care of our employees and preventing injuries in our offices and project locations. Our robust programs and procedures help us mitigate the hazards inherent in the work we do. We are committed to fostering a caring, preventative culture founded on proactive action by engaged employees. We call this Safer TogetherSM. Our 2021 safety performance (calculated in accordance with OSHA record keeping requirements) resulted in a total case incident rate of 0.37 with COVID cases included (or 0.33 with COVID cases excluded), which both outperformed our goal of less than 0.40 (excluding COVID cases) and well below the comparable industry benchmarks.
In response to COVID, we implemented a number of measures to protect the well-being of our employees and mitigate COVID transmission within our offices and on our projects. In 2020, we established a global COVID task force and implemented actions to empower remote working, restrict non-essential business travel, enhance sanitation at our offices and project sites, and other return-to-work measures. In 2021, the global COVID task force continued to provide guidance for our sites and offices as the pandemic progressed and regulations changed in various locations. We promoted our existing employee assistance program to support employee well-being with a focus on mental health. We also issued an updated workplace flexibility policy for our employees who are not required to be onsite or in the office.
Diversity, Equity and Inclusion
We are committed to advancing Diversity, Equity and Inclusion ("DE&I"). We believe that every voice matters, and we value DE&I at every level of our organization. We encourage diversity of cultures, innovation and perspectives as we build inclusive, high-performance teams. We listen actively, respect one another and foster an environment with a sense of pride and belonging. We engage and partner with stakeholders who represent and support gender, generation, sexual orientation, mental and physical ability, race and ethnic diversity. We encourage knowledge sharing among our employees and stakeholders.
We are focused on delivering four key impact pillars to advance DE&I:
•Champion an inclusive culture;

•Recruit, develop and retain talent;
•Enhance employee experience; and
•Improve social progress and impact.
We work with a variety of outreach, community and education organizations, including a range of universities. In 2021, we added three historically Black colleges and universities ("HBCUs") to Fluor’s Global University Sponsorship Program ("GUSP"). We announced that we will provide up to $1 million, including matching donations over three years, to North Carolina Agricultural & Technical State University, Prairie View A&M University in Texas and Tuskegee University in Alabama.
We are committed to strengthening our talent pipeline by expanding diversity in recruiting. We post our job openings internally and externally to reach a broad, diverse pool of candidates from all backgrounds. We have implemented a balanced slate candidate selection practice, which enables the identification of diverse candidates for positions across our offices and business lines.
We have established six regional inclusion councils to drive region-specific diversity and inclusion. In addition, we currently have four employee resource groups ("ERGs"): Black Employee Alliance (“BEA”), Emerging Leaders Group ("ELG"), Graduates Advancing to Professionalism ("GAP") and Growing Representation & Opportunity for Women ("GROW"). ERGs are a critical component of strengthening our culture of inclusion by encouraging employee engagement, attracting and retaining talent and offering allyship of shared identity individuals to share new ideas, insights and perspectives.
Development Opportunities
One of our top priorities is to provide ongoing training and development for our employees through multiple venues, including Fluor University, our online learning platform. Employees can select from among a wide variety of self-paced, online, virtual and instructor-led training courses. Topics range from our internally developed Fluor University courses focused on discipline-specific training, to commercially available technical learning and general knowledge topics, such as leadership, business acumen, communication and inclusive management. In 2021, our employees earned more than 55,000 credit hours through Fluor University. We have also developed several programs to help employees advance their careers, including Fluor Fellows for our technical experts and Mentoring Circles. In 2021, we also launched a new career development website.
Community Responsibility
Part of building a high-performance culture with purpose is offering employees robust and enriching opportunities to help build a better future. For more than 40 years, our employee volunteer program, Fluor Cares, has given employees a conduit for giving back to the communities where we live and work. In 2021, we launched a rebranded Fluor Cares 2.0 platform which consolidated both employee giving and volunteerism under the Fluor Cares banner and expanded the program to include 13 countries. The company match of 25 percent was expanded to several new cause categories, offering millions of nonprofit organizations to which employees can contribute. Despite lingering COVID protocols, our employees volunteered their time to hundreds of charitable organizations and causes.
We remained true to our legacy of giving back even as a variety of natural disasters, regional unrest and the continuing impact of COVID impacted lives and communities in far-reaching and profound ways. In 2021, Fluor and our employees pledged money to provide critical relief and support to those in need. Donations included emergency relief and resettlement support for more than 7,000 Afghan evacuees and contributions to help victims of tornadoes in the Midwest, wildfires in California and the super typhoon in the Philippines. We also provided more than 865,000 meals as well as clothing and warm blankets for more than 2,700 families around the globe.

Information about our Executive Officers
The following information is being furnished with respect to our executive officers as of January 31, 2022:

Name	Age	Position with the Company(1)
Alan L. Boeckmann	73	Executive Chairman
Joseph L. Brennan	54	Executive Vice President and Chief Financial Officer
James R. Breuer	53	Group President, Energy Solutions
Alvin C. Collins III	48	Group President, Corporate Development and Sustainability
David E. Constable	60	Chief Executive Officer
Thomas P. D'Agostino	63	Group President, Mission Solutions
Stacy L. Dillow	48	Executive Vice President and Chief Human Resources Officer
Mark E. Fields	63	Group President, Project Execution
John C. Regan	52	Executive Vice President, Controller and Chief Accounting Officer
John R. Reynolds	65	Executive Vice President, Chief Legal Officer and Secretary
Terry W. Towle	61	Group President, Urban Solutions
_______________________________________________________________________________
(1)All references are to positions held with Fluor Corporation. All officers serve in their respective capacities at the pleasure of the Board of Directors.
Alan L. Boeckmann
Mr. Boeckmann has been Executive Chairman since 2019. Prior to his retirement in 2012, he previously served as non-executive Chairman of the company from 2011 to 2012 and Chairman and Chief Executive Officer of the company from 2002 to 2011. Mr. Boeckmann first joined the company in 1974. Mr. Boeckmann will retire as Executive Chairman effective May 5, 2022.
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
David E. Constable
Mr. Constable has been Chief Executive Officer since January 2021, after serving as a member of Fluor's Board of Directors since 2019. He previously served as Chief Executive Officer (from 2011) and Chief Executive Officer and President (from 2014) of Sasol Ltd., an integrated energy and chemical company, until 2016. Prior to that, he was Group President, Project Operations at the company from 2009 to 2011 and Group President, Power from 2005 to 2009. Mr. Constable first joined the company in 1982. Mr. Constable was appointed Chairman of the Board effective upon Mr. Boeckmann's retirement in May 2022.

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
Risks Related to our Operations
•COVID has had and could continue to have a material adverse effect on our business operations, results of operations and financial position.
•We are vulnerable to the cyclical nature of the markets we serve.
•Our revenue and earnings are largely dependent on new awards, which are driven by our clients.
•The nature of our contracts, particularly our lump-sum contracts, subject us to risks associated with delays and cost overruns, which may not be recoverable and may result in reduced profits or losses that could have a material impact on us.
•Intense competition in the EPC industry can impact our revenue and profits.
•The success of teaming arrangements and joint ventures depends on the satisfactory performance by our venture partners over whom we may have little or no control, and the failure of those partners to perform their obligations could impose additional obligations on us that could have a material impact on us.
•Cybersecurity breaches of our systems and information technology could adversely impact us.
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
•If we experience delays or defaults in client payments, we could be negatively impacted.
•We are dependent upon suppliers and subcontractors to complete many of our contracts.
•Our U.S. government contracts and contracting rights may be terminated or otherwise adversely impacted at any time, and our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our projects and revenues.
•Our success requires us to hire and retain qualified personnel.
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
•Foreign currency risks could have an adverse impact on us.
•The loss of one or a few clients could have an adverse effect on us.
•Damage to our reputation could in turn cause damage to our business.
•Our business may be negatively impacted if we are unable to adequately protect intellectual property rights.
•Our results of operations could be adversely affected as a result of asset impairments.
•Climate change and related environmental issues could have a material adverse impact on our business, financial condition and results of operation.
•Increasing scrutiny and changing expectations from investors with respect to sustainability practices may impose additional costs on us or expose us to reputational or other risks.
Risks Related to Indebtedness and other Credit Related Risks
•Adverse credit and financial market conditions could impair our, our clients' and our partners' borrowing capacity, which could negatively affect us.
•Our indebtedness could lead to adverse consequences or adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness, and any refinancing of this debt could be at significantly higher interest rates.
•We may be unable to win new contract awards if we cannot provide clients with financial assurances.

Legal and Regulatory Risks
•We are involved in litigation and regulatory proceedings, potential liability claims and contract disputes that may have a material impact on our financial condition and results of operations.
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
•Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could impair our ability to compete for contracts.
•New or changing legal requirements could adversely affect us.
•Past and future environmental, safety and health regulations could impose significant additional costs on us.
Risks Related to Mergers & Acquisitions and Strategic Plans
•We may be unsuccessful implementing our strategic and operational initiatives.
•We may be unsuccessful integrating acquisitions or capitalizing on investments we make.
Risks Related to our Preferred Stock and our Equity
•Conversion of our CPS will dilute the ownership interest of existing common stockholders or may otherwise depress the price of our common stock.
•Our CPS has rights, preferences and privileges that are not held by, and are preferential to the rights of, our common stockholders, which could adversely affect the value of the common stock, our liquidity and our financial condition.
•Provisions attendant to our preferred stock may deter or prevent a business combination that may be favorable to our common stockholders.
•In the event we issue additional equity securities, stockholders' ownership percentages would be diluted.
•Delaware law and our charter documents may impede or discourage a takeover or change of control.
Risks Related to our Operations
COVID has had and could continue to have a material adverse effect on our business operations, results of operations and financial position.
There have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities in response to COVID, including vaccine mandates, quarantines, government restrictions on movement, business closures and suspensions, canceled events and activities, isolation, and other voluntary or mandated changes in behavior. Both the outbreak of the disease and actions in response thereto have created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our workforce and operations and have materially adversely affected and may continue to materially adversely affect our results of operations and financial performance, including, but not limited to, the following:
•We have experienced, and may continue to experience, reductions in demand for our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial conditions or financial distress, as well as governmental budget constraints. These impacts are expected to continue or worsen if stay-at-home, social distancing, travel restrictions and other similar orders or restrictions remain in place for an extended period of time or are re-imposed after being lifted or eased.
•Some clients have been, and may in the future be, unable to meet their payment obligations to us in a timely manner, including as a result of deteriorating financial condition. Further, other third parties, such as suppliers, subcontractors, joint venture partners and other outside business partners, have experienced significant disruptions in their ability to satisfy their obligations with respect to us, or they may be unable to do so in the future altogether.
•While we have had phased re-openings of some offices in accordance with local guidelines from governing agencies, many of our employees continue to work remotely. While many of our employees can effectively perform their responsibilities while working remotely, some work may not be completed as efficiently as if it were performed on site. Additionally, we may be exposed to unexpected cybersecurity risks and additional information technology-related expenses as a result of these remote working requirements.
•We are subject to various vaccine mandates issued by clients or governments, and it is possible that additional mandates may be announced by other jurisdictions that could impact our workforce and operations. Such mandates could negatively impact our ability to attract and retain qualified employees, increase costs and administrative burden and make us subject to fines.
•Illness, travel restrictions or other workforce disruptions have affected, and may continue to affect, our supply chain, our ability to timely and satisfactorily complete our clients’ projects, our ability to provide services to our clients or our other business processes.
•Jurisdictions where we have operations may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, which could materially impair our ability to conduct our operations, to source supplies through the global supply chain and to identify, pursue and capture new business opportunities, and which could continue to restrict the ability of our employees to access their workplaces. We also face the possibility of increased overhead or other expenses resulting from compliance with any current or future government orders or other measures enacted in response to COVID.
•We operate in many countries around the world, and certain of those countries’ governments may be unable to effectively mitigate the financial or other impacts of COVID on their economies and workforces and our operations therein.
The extent to which COVID will continue to impact us depends on numerous evolving factors and future developments that we are not currently able to predict and may also exacerbate other risks discussed in this 2021 10-K, any of which could have a material adverse effect on us, our business operations, results of operations and financial position.
We are vulnerable to the cyclical nature of the markets we serve.
The demand for our services is dependent upon the existence of projects with EPC needs. Our clients' interest in approving new projects, budgets for capital expenditures and need for our services have in the past been, and may in the future be, adversely affected by, among other things, poor economic conditions, low oil prices, political uncertainties and currency devaluations. Clients have been and remain selective in how they allocate and expend their capital, which has resulted in a reduction of the number of projects we may bid on and win, especially the larger scale projects in which we specialize. For example, in our Energy Solutions segment, capital expenditures by our clients are influenced by factors such as prevailing prices and expectations about future prices for underlying commodities, technological advances, the costs of exploration, production and delivery of product, domestic and international political, military, regulatory and economic conditions and other similar factors. The decline in oil prices in the first quarter of 2020 significantly reduced demand for our services. There is no guarantee that the current recovery in oil prices will be sustained, and the timing and extent of any future improvements in demand remain uncertain. Industries served by that segment and many of the others we serve have historically been and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our services.
Our revenue and earnings are largely dependent on new awards, which are driven by our clients.
The awarding and timing of projects is unpredictable and driven by our clients. Awards, including expansions of existing projects, often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide variety of factors including a client's decision to not proceed with the development of a project, governmental approvals, financing contingencies, oil prices, environmental conditions and overall market and economic conditions. We may not win contracts that we have bid on due to price, a client's perception of our ability to perform and/or perceived technology advantages held by others. Many of our competitors may be more inclined to take greater risks or include terms and conditions that we might not deem acceptable, especially when the markets for the services we typically offer are relatively soft. Because a significant portion of our revenue is generated from large projects, our results can fluctuate depending on whether and when large project awards occur and the commencement and progress of work under large contracts already awarded. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated. Additionally, uncertain economic and political conditions may make it difficult for our clients, our vendors and us to accurately forecast and plan future business activities. For example, changes to U.S. policies related to global trade and tariffs in recent years, and responsive changes in policy by foreign jurisdictions, have resulted in uncertainty surrounding the future of the global economy as well as retaliatory trade measures implemented by other countries.
The nature of our contracts, particularly our lump-sum contracts, subject us to risks associated with delays and cost overruns, which may not be recoverable and may result in reduced profits or losses that could have a material impact on us.
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
•Reliance on historical cost and/or execution data that is not representative of current economic and/or execution conditions;
•Failure to accurately estimate the timing and cost of projects, including due to inflation, supply chain disruption, rising construction costs or unforeseen increases in the cost of labor;
•Unanticipated increases in the cost of raw materials, components or equipment, including due to inflation or the imposition of import tariffs;
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
Intense competition in the EPC industry can impact our revenue and profits.
We serve markets that are highly competitive and in which a large number of multinational companies compete. These markets require substantial resources and investment in technology and skilled personnel. We also see a continuing influx of non-traditional competitors offering below-market pricing while accepting greater risk. Competition places downward pressure on our contract prices and profit margins, and could cause us to accept contractual terms and conditions that are not normal or customary, thereby increasing the risk of losses on such contracts. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain acceptable profit margins. To the extent we are unable to meet these competitive challenges, we could lose revenue and experience reduced profitability.

The success of teaming arrangements and joint ventures depends on the satisfactory performance by our venture partners over whom we may have little or no control, and the failure of those partners to perform their obligations could impose additional obligations on us that could have a material impact on us.
In the ordinary course of business in our industry, we execute specific projects and otherwise conduct certain operations through joint ventures, consortiums, partnerships and other collaborative arrangements (collectively, "ventures"). We have various ownership interests in these ventures, with such ownership typically being proportionate to our decision-making and distribution rights. The ventures generally contract directly with our client; however, services may be performed directly by the venture, or may be performed by us, our partners, or a combination thereof.
Our success in many markets is impacted by the presence or capability of our partners. If we are unable to compete alone, or with a quality partner, our ability to win work and successfully complete our contracts may be impacted. Differences in opinions or views between venture partners can result in delayed decision-making or failure to agree on material issues, which could adversely affect the business and operations of our ventures. In many of the countries in which we engage in joint ventures, it may be difficult to enforce our contractual rights under the applicable joint venture agreement.
At times, we also participate in ventures where we are not a controlling party or where we team with unaffiliated parties on a particular project. In such instances, we may have limited control over venture decisions and actions, including internal controls and financial reporting, which may have an impact on our business. If internal control problems arise within a venture, or if our venture partners have financial or operational issues, there could be a material impact on our business, financial condition or results of operations.
The success of our ventures also depends, in large part, on the satisfactory performance by our venture partners of their obligations, including their obligation to commit working capital, equity or credit support as required by the venture and to support their indemnification and other contractual obligations. If our venture partners fail to satisfactorily perform their obligations, the venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services and to meet any performance guarantees. From time to time, in order to establish or preserve a relationship, or to better ensure venture success, we may accept risks or responsibilities for the venture that are not necessarily proportionate with the reward we expect to receive or that may differ from risks or responsibilities we would normally accept in our own operations. We may also be subject to joint and several liability under the contracts for venture projects. These additional obligations could result in reduced profits or, in some cases, increased liabilities or significant losses for us with respect to the venture, and in turn, our business and operations. In addition, a failure by a venture partner to comply with applicable regulations could negatively impact our business and reputation and could result in fines, penalties, suspension or, in the case of government contracts, even debarment.
Cybersecurity breaches of our systems and information technology could adversely impact our ability to operate.
We utilize, develop, install and maintain a number of information technology systems. Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our contracts, as well as our own business practices, to protect confidential and proprietary information. Our computer systems, as well as those of our clients, contractors and other vendors, face the threat of unauthorized access, computer hacking, viruses, malicious code, cyber attacks, phishing and other security incursions and system disruptions. While we endeavor to maintain industry-accepted security measures and technology to secure our computer systems and while we endeavor to ensure our cloud vendors that store our data maintain similar measures, these systems and the information stored on these systems are still subject to threats. There can be no assurance that our efforts will protect us against all threats. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, detect and respond against such threats. A party who circumvents our security measures, or those of our clients, contractors or other vendors, could misappropriate confidential or proprietary information, improperly manipulate data, or cause damage or interruptions to systems. Any of these events could damage our reputation, result in litigation and regulatory fines and penalties, or have a material adverse effect on our business, financial condition or results of operations. Furthermore, while we maintain insurance that specifically covers cybersecurity threats, our coverage may not sufficiently cover all types of losses or claims that may arise.
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
•restrictions on currency movement;
•tax or tariff changes and withholding requirements;
•currency exchange rate fluctuations;
•changes in labor conditions and difficulties in staffing and managing international operations, including logistical and communication challenges;
•U.S. government trade or other policy changes in relation to the foreign countries in which we operate;
•other regional, social, political and economic instability, including recessions and other economic crises;
•natural disasters and public health crises, including pandemics;
•expropriation and nationalization of our assets;
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
Our backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable or will not be subject to delay or suspension. Project cancellations, scope adjustments or deferrals, or foreign currency fluctuations may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn; or, may cause the rate at which we perform on our backlog to decrease. Most of our contracts have termination for convenience provisions in them allowing clients to cancel projects. Our contracts typically provide for the payment of fees earned through the date of termination and the reimbursement of costs incurred including demobilization costs. In addition, projects may remain in our backlog for an extended period of time. During periods of economic slowdown, or decreases and/or instability in oil prices, the risk of projects being suspended, delayed or canceled generally increases. Finally, poor project or contract performance could also impact our backlog and profits. Such developments could have a material adverse effect on our business and our profits.

Our employees work on projects that are inherently dangerous and in locations where there are high security risks, and a failure to maintain a safe work site could result in significant losses.
We often work on complex projects, frequently in geographically remote or high-risk locations that are subject to political, social or economic risks, or war or civil unrest. In those locations where we have employees or operations, we may expend significant efforts and incur substantial security costs to maintain safety. In addition, our project sites can place our employees and others near large equipment, dangerous processes or substances or highly regulated materials, and in challenging environments. Safety is a primary focus of our business and is critical to our reputation and performance. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, increasing project costs and raising our operating costs. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries or loss of life, the completion of a project could be delayed and we could experience investigations or litigation. Although we have a safety function to implement effective health, safety and environmental procedures throughout our company, the failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability. Despite these activities we cannot guarantee the safety of our personnel, nor can we guarantee our work, equipment or supplies will be free from damage.
Our businesses could be materially and adversely affected by events outside of our control.
Extraordinary or force majeure events beyond our control, such as natural or man-made disasters, severe weather conditions, public health crises such as COVID, supply chain disruption, political crises or other catastrophic events, could negatively impact our ability to operate or increase our costs to operate. Such events may result in disruptions to our operations; evacuation of personnel; increased labor and material costs or shortages; inability to deliver materials, equipment and personnel to jobsites in accordance with contract schedules; and loss of productivity. We may remain obligated to perform our services after any such events, unless a contract provision provides us with relief from our obligations. The extra costs incurred as a result of these events may not be reimbursed by our clients. If we are not able to react quickly to such events, or if a high concentration of our projects are impacted by such an event, our operations may be adversely affected. In addition, if we cannot complete our contracts on time, we may be subject to potential liability claims by our clients, which may reduce our profits and result in losses.
Our actual results could differ from the assumptions and estimates used to prepare our financial statements.
In preparing our financial statements, we make estimates and assumptions that affect the reported values of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Areas requiring significant estimates by our management include:
•recognition of revenue, costs, profits or losses;
•recognition of revenue related to project incentives, awards or other variable consideration we expect to receive;
•recognition of recoveries under contract change orders or claims;
•estimated amounts for project losses, warranty costs, contract close-out or other costs;
•collectability of receivables and the need and amount of any allowance;
•asset valuations;
•income tax provisions and related valuation allowances;
•determination of expense and potential liabilities under pension and other post-retirement benefit programs; and
•accruals for other estimated liabilities, including litigation and insurance reserves and receivables.
Estimates are based on management's reasonable assumptions and experience, but are only estimates. Our actual business and financial results could differ from our estimates of such results due to changes in facts and circumstances, which could have a material negative impact on our financial condition and reported results of operations. Further, we recognize contract revenue as work on a contract progresses. The cumulative amount of revenue recorded on a contract at any point is that percentage of total estimated revenue that costs incurred to date bear to estimated total costs. Accordingly, contract revenue and total cost estimates are reviewed and revised as the work progresses. Adjustments are reflected in contract revenue in the period when such estimates are revised. Such adjustments could be material and could result in reduced profitability.

If we experience delays or defaults in client payments, we could be negatively impacted.
Because of the nature of our contracts, we sometimes commit resources to projects prior to receiving payments from clients in amounts sufficient to cover expenditures as they come due. Some of our clients have found it difficult to pay our invoices timely, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. In certain cases, our clients for our large projects are project-specific entities that do not have significant assets other than their interests in the project. From time to time, it is difficult for us to collect payments owed to us by these clients. In addition, clients may request extension of the payment terms otherwise agreed to under our contracts. Delays in client payments may require us to make a working capital investment, which could impact our cash flows and liquidity. If a client fails to pay invoices on a timely basis or defaults, there could be a material adverse effect on our results of operations or liquidity.
We are dependent upon suppliers and subcontractors to complete many of our contracts.
Some of the work performed under our contracts is performed by third-party subcontractors. We also rely on third-party suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified suppliers, our ability to successfully or timely complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump-sum contract, we may suffer losses on these contracts. If a supplier or subcontractor fails to provide supplies, technology, equipment or services as required under a contract to us, our joint venture partner, our client or any other party involved in the project for any reason, or provides supplies, technology, equipment or services that are not an acceptable quality, we may be required to source those supplies, technology, equipment or services on a delayed basis or at a higher price than anticipated, which could impact our profitability. In addition, faulty workmanship, equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications. These risks may be intensified during an economic downturn if these suppliers or subcontractors experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding, and are not able to provide the services or supplies necessary for our business. In addition, in instances where we rely on a limited number of suppliers or subcontractors, there may be no available replacement technology, equipment, materials or services on a timely basis or at the costs we had anticipated. A failure by a third-party subcontractor or supplier to comply with applicable laws, rules or regulations could negatively impact our business and reputation and could result in fines, penalties, suspension, or in the case of government contracts, even debarment.
Our U.S. government contracts and contracting rights may be terminated or otherwise adversely impacted at any time, and our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our projects and revenues.
We have a significant portfolio of government contracts, including those that we have in place with the DOE and U.S. Department of Defense. U.S. government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government agencies and profit and cost controls, which could result in withholding or delay of payments to us. U.S. government contracts are also subject to uncertainties associated with congressional funding, including the potential impacts of budget deficits, government shutdowns and federal sequestration. Changes in U.S. government priorities, which can occur due to policy changes or economic changes, could adversely impact our revenues. The U.S. government is under no obligation to maintain program funding at any specific level, and funds for a program may even be eliminated. Our U.S. government clients may terminate or decide not to renew our contracts with little or no prior notice.
In addition, U.S. government contracts are subject to specific regulations such as the Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, the Cost Accounting Standards ("CAS"), the Service Contract Act and Department of Defense security regulations. Failure to comply with any of these regulations and other government requirements may result in contract price adjustments, financial penalties or contract termination. Our U.S. government contracts are also subject to audits, cost reviews and investigations by U.S. government oversight agencies such as the U.S. Defense Contract Audit Agency (the "DCAA"). The DCAA reviews the adequacy of, and our compliance with, our internal controls and policies (including our labor, billing, accounting, purchasing, estimating, compensation and management information systems). The DCAA also has the ability to review how we have accounted for costs under the FAR and CAS. The DCAA presents its findings to the Defense Contract Management Agency ("DCMA"). Should the DCMA determine that we have not complied with the terms of our contract and applicable statutes and regulations, or if they believe that we have engaged in inappropriate accounting or other activities, payments to us may be disallowed or we could be required to refund previously collected payments. Additionally, we may be subject to criminal and civil penalties, suspension or debarment from future government contracts, and qui tam litigation brought by private individuals on behalf of the U.S. government under the False Claims Act, which could include claims for treble damages. These suits may remain under seal (and hence, be unknown to us) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff. Furthermore, if we have significant disagreements with our government clients concerning costs incurred, negative publicity could arise, which could adversely affect our industry reputation and our ability to compete for new contracts in the government arena or otherwise.

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
Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts, was triggered when the Joint Select Committee on Deficit Reduction failed to agree on a deficit reduction plan for the U.S. federal budget. The Budget Control Act of 2011 remains in place, extended through 2029, and absent additional legislative or other remedial action, the sequestration could require reduced U.S. federal government spending through 2029. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.
Our success requires us to hire and retain qualified personnel.
The success of our business is dependent upon being able to attract, develop and retain personnel, including engineers, project management, craft employees and management around the globe, who have the necessary and required experience and expertise, and who will perform these services at a reasonable and competitive rate. Competition for these and other experienced personnel is intense. It may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. In certain geographic areas, for example, we may be unable to satisfy the demand for our services because of our inability to deploy qualified personnel. Also, it may be difficult to replace personnel who hold government required credentials. Loss of the services of, or failure to recruit, qualified technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.
As some of our executives and other key personnel approach retirement age or otherwise leave the company, we need to provide for smooth transitions, which may require that we devote time and resources to identify and integrate new personnel into leadership roles. Changes in our management team may disrupt our business and the failure to successfully transition and assimilate executives or other key personnel could adversely affect our results. If we are unable to employ a sufficient number of skilled personnel or effectively implement appropriate succession plans, our ability to pursue projects may be adversely affected, the costs of executing our existing and future projects may increase.
In addition, the cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. For example, the uncertainty of contract award timing can present difficulties in matching our workforce size with project needs. If an expected contract award is delayed or not received, we could incur costs resulting from excess staff, reductions in staff, or redundancy of facilities that could have a material adverse impact on us.
Our effective tax rate and tax positions may vary.
We are subject to income taxes where we do business. A change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could change our overall tax rate , which could have a material impact on our results of operations. In addition, significant judgment is required in determining our worldwide provision for income taxes and our judgments could prove inaccurate. There are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, our ability to realize deferred tax assets and changes in uncertain tax positions. Future changes in our tax rate or adverse changes in tax laws could have a material adverse effect on our profitability and liquidity.

Systems and information technology interruption, as well as new systems implementation, could adversely impact our ability to operate and our operating results.
We are heavily reliant on computer, information and communications technology and related systems, some of which are hosted by third party providers. From time to time, we experience system interruptions and delays that may be planned for upgrades or that may be unplanned. Unplanned interruptions could result from natural disasters, power loss, telecommunications failures, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions. Any of these or other events could cause system interruptions, delays, loss of critical or sensitive data (including personal or financial data) or loss of funds; could delay or prevent operations (including the processing of transactions and reporting of financial results); and could adversely affect our reputation or our operating results. While we have and require the maintenance of reasonable safeguards designed to protect against unavailability or loss of data, these safeguards may not be sufficient. We may be required to incur significant costs to protect against or alleviate damage caused by systems interruptions and delays, which could have a material adverse effect on our business and cash flows.
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
We maintain insurance both as a corporate risk management strategy and to satisfy the requirements of many of our contracts. Although we have been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future, or that such insurance can be economically secured. For example, catastrophic events can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles. We also monitor the financial health of our insurance. Our insurance is purchased from a number of leading providers, often in layered insurance or quota share arrangements. If any of our third party insurers fail, abruptly cancel our coverage or otherwise cannot satisfy their obligations to us, then our overall risk exposure and operational expenses could increase and our business operations could be interrupted.
If we do not have adequate indemnification for our nuclear services, it could adversely affect our business and financial condition.
We provide services to the DOE and the nuclear energy industry in the on-going maintenance and modification of nuclear facilities as well as decontamination and decommissioning activities of nuclear plants. The Price-Anderson Act generally indemnifies parties performing services to nuclear power plants and DOE contractors; however, not all of our activities are covered. Thus, if the Price-Anderson Act indemnification protections do not apply to our services, or if the exposure occurs outside of the U.S. in a region that does not have protections comparable to the Price-Anderson Act, our business and financial condition could be adversely affected by our client's refusal to contract with us, by our inability to obtain commercially reasonable insurance or third party indemnification, or by the potentially significant monetary damages we could incur.
Foreign currency risks could have an adverse impact on revenue, earnings and/or backlog.
Our contracts may subject us to foreign currency risk, particularly when project revenue is denominated in a currency different than the expected costs. A project may be denominated in different currencies at various points in time as a project progresses. We may attempt to minimize our exposure to foreign currency risk by obtaining contract provisions that protect us from foreign currency fluctuations and/or by implementing hedging strategies utilizing derivatives. However, these actions may not always eliminate all foreign currency risk, and as a result, our profitability could be affected.
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
A few clients, including the U.S. government, state governments and governmental agencies comprise a significant portion of our revenue. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, fail to renew or terminate their contracts with us at any time. Most of our contracts have "termination for convenience" provisions in them. The loss of business from a significant client could have a material adverse effect on our business, financial position and results of operations.
Damage to our reputation could in turn cause damage to our business.
Maintaining a positive reputation is critical to attracting and maintaining clients and other business relationships. If we fail to address issues that may give rise to reputational risk, we could significantly harm our business. These issues may include, but are not limited to, any of the risk factors discussed herein. If our reputation is harmed, we could suffer a number of adverse consequences, such as:
•reduced demand for our services;
•lack of investor confidence;
•less favorable credit rating;
•the inability to attract and retain qualified employees;
•a loss or reduction in scope of current project contracts and fewer contract awards;
•less favorable contract terms;
•increased need for financial assurances;
•increased litigation and costs; and
•heightened regulatory scrutiny.
These and other consequences resulting from damage to our reputation could have a material adverse effect us.
Our business may be negatively impacted if we are unable to adequately protect intellectual property rights.
Our success is impacted by our ability to differentiate our services through our technologies and know-how. This includes the ability to protect intellectual property rights. We utilize a combination of patents, copyrights, trade secrets, confidentiality agreements and other contractual arrangements to protect our interests. However, these methods only provide limited protection and may not adequately protect our interests. Our employees, contractors and joint venture partners are subject to confidentiality obligations, but this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or infringement of our intellectual property rights. This can be especially true in certain foreign countries where intellectual property does not have equivalent protections as in the U.S., or when our joint venture partner is a competitor who will gain access to our procedures and know-how while working with us in the performance of services.
Our clients require broad ownership rights in the work product and other materials we deliver. If we are unable to retain ownership of our pre-existing intellectual property and improvements thereto, it may affect our ability to provide similar services to other clients in the future, which ultimately, could have a material adverse effect on our operations.
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
In addition, our clients or other third parties may also provide us with their technology and intellectual property. There is a risk that we may not sufficiently protect against improper use or dissemination and, as a result, we could be subject to claims and litigation and resulting liabilities, loss of contracts or other consequences that could have an adverse impact on us.
We also hold licenses from third parties utilized in our business operations. If we are no longer able to license such technology on commercially reasonable terms or otherwise, we could be adversely affected. When we license our intellectual property to third parties, the scope of such license grant is generally limited. If such third party exceeds the scope of the license grant, and if we are unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights, our revenue and margins will be adversely impacted, and the value of our intellectual property portfolio may be adversely affected.

Our results of operations could be adversely affected as a result of asset impairments.
Our results of operations and financial condition could be adversely affected by impairments. Goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead are tested at least annually for impairment. Any future impairments, including impairments of tangible assets, goodwill, investments, deferred tax assets or other intangible assets, could have a material adverse effect on our financial condition and results of operations.
Climate change and related environmental issues could have a material adverse impact on us.
Climate change related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions, and other natural disasters, may have a long-term impact on our business, financial condition and results of operation. While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate related risks regardless of where we conduct our businesses. For example, a catastrophic natural disaster could negatively impact any of our office locations and the locations of our clients. Access to clean water and reliable energy in the communities where we conduct our business is critical to our operations. Accordingly, a natural disaster has the potential to disrupt our and our clients’ businesses and may cause us to experience work stoppages, supply chain disruptions, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of cover, legal liability and reputational losses.
Further, the risks caused by climate change span across the full spectrum of the industries we serve. The direct physical risks that climate change poses through chronic environmental changes, such as rising sea levels and temperatures, and acute events, such as hurricanes, droughts and wildfires, is common to each of these industries. Our clients could face increased costs to maintain their assets, which could result in reduced profitability and fewer resources for strategic investment. These types of physical risks could in turn lead to transitional risks (i.e., the degree to which society responds to the threat of climate change). For example, growing concerns about climate change may result in legislation, international protocols or treaties, regulation or other restrictions on greenhouse gas emissions or that otherwise seek to address climate change that could affect our clients, including those who (a) are involved in the exploration, production or refining of fossil fuels, such as our Energy Solutions clients, (b) emit greenhouse gases through the combustion of fossil fuels or (c) emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on us. However, policy changes and climate legislation could also accelerate energy transition, including the development of carbon capture and storage projects, alternative transportation, alternative energy facilities, such as wind farms or nuclear reactors, or incentivize increased implementation of clean fuels projects, which could positively impact the demand for our services. We cannot predict when or whether any of these legislative proposals may become law or what effect will be on us and our clients.
Increasing scrutiny and changing expectations from investors with respect to sustainability practices may impose additional costs on us or expose us to reputational or other risks.
Investors and clients have increasingly focused on the environmental, social and governance practices of companies, including practices with respect to human capital, emissions and environmental impact and political spending. While we have programs and initiatives in place related to our environmental, social and governance practices, investors may decide to reallocate capital or to not commit capital as a result of their assessment of our practices. In addition, our clients may require that we adhere to varying environmental, social or governance standards. Our failure to comply with investor or client standards, which are evolving, or if we are perceived to not have responded appropriately to the growing concern for these issues could also cause reputational harm to our business and could have a material adverse effect on us. In addition, organizations that provide ratings information to investors on environmental, social and governance matters may have unfavorable views on us, which may lead to negative sentiment.
Risks Related to Indebtedness
Adverse credit and financial market conditions could impair our, our clients' and our partners' borrowing capacity, which could negatively affect us.
Our ability to generate cash is important for the funding of our operations, investing in ventures, the servicing of our indebtedness, paying dividends and making acquisitions. To the extent that existing cash balances and operating cash flow, together with borrowing capacity under our credit facilities, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing will depend upon prevailing capital market conditions, including those arising due to events occurring in our industry, as well as conditions in our business and our operating results; and those factors may affect our efforts to negotiate terms that are acceptable to us. Furthermore, if global economic, industry, political or other market conditions adversely affect the financial institutions that provide credit to us, it is possible that our ability to establish or draw upon our credit facilities may be impacted. In addition, a downgrade in our credit rating could increase the cost of our borrowings or their refinancing, limit access to sources of financing or lead to other adverse consequences. If adequate funds are not available, or are not available on acceptable terms, we may be unable to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.
In addition, adverse credit and financial market conditions also adversely affect our clients' and our partners' borrowing capacity, which could result in contract cancellations or suspensions, project award and execution delays, payment delays or defaults by our clients. These disruptions could materially impact our backlog and profits. If we extend a significant portion of credit to our clients or projects in a specific geographic region or industry, we may experience higher levels of collection risk or non-payment if those clients are impacted by factors specific to their geographic industry or region.
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
•requiring us to dedicate a substantial portion of our cash flow from operations to servicing our debt, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes; and
•limiting our flexibility in planning for, or reacting to, challenges and opportunities, and changes in our businesses and the markets in which we operate.
Our ability to service our debt will depend on our future operating performance and financial results, which may be subject to factors beyond our control, including general economic, financial and business conditions. If we do not have sufficient cash flow to service our debt, we may need to refinance all or part of our existing debt, borrow more money or sell securities or assets, some or all of which may not be available to us at acceptable terms or at all. In addition, we may need to incur additional debt in the future in the ordinary course of business. Although the terms of our credit agreements and our bond indentures allow us to incur additional debt, there are limitations which may preclude us from incurring the desired amount.
Our current debt and any future additional debt we may incur impose, or may impose, significant operating and financial restrictions on us. In addition, our credit facilities require us to maintain specified financial covenants. A breach of any of these covenants could result in a default. If a default occurs, the relevant lenders could elect to accelerate payments due. If our operating performance declines, or if we are unable to comply with any covenant, we may need to obtain amendments to our credit agreements or waivers from the lenders to avoid default. These factors could have a material adverse effect on us.
We may be unable to win new contract awards if we cannot provide clients with financial assurances.
It is a common industry practice for clients to require us to provide surety bonds, letters of credit, bank guarantees or other forms of financial assurance as credit enhancements. Surety bonds, letters of credit or guarantees indemnify our clients if we fail to perform our contractual obligations. Historically, we have had strong surety bonding capacity due to our credit rating, but bonding is provided at the surety's sole discretion. In addition, because of the overall limitations in worldwide bonding capacity, we may find it difficult to access sufficient surety bonding capacity to meet our total surety bonding needs. For letters of credit, we have historically had adequate capacity under our existing credit facilities, but any capacity that may be required in excess of our credit limits would be at our lenders' sole discretion. Failure to provide credit enhancements on terms required by a client may result in an inability to compete for or win a project.
Legal and Regulatory Risks
We are involved in litigation and regulatory proceedings, potential liability claims and contract disputes that may have a material impact on our financial condition and results of operations.
We are subject to a variety of legal or regulatory proceedings, liability claims or contract disputes. Our operating activities expose us to claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We may be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters, including shareholder litigation. During times of economic uncertainty, especially with regard to our commodity-based clients, claim frequencies and amounts tend to increase.

In proceedings where it is determined that we have liability, we may not be covered by insurance or these liabilities may exceed our coverage. In addition, even where insurance is maintained for such exposure, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Our professional liability coverage is on a "claims-made" basis covering only claims actually made during the policy period. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could have a material adverse impact on us.
We have received subpoenas from both the SEC and the U.S. Department of Justice ("DOJ") seeking documents and information related to projects for which we recorded charges in the second quarter of 2019 and certain project accounting, financial reporting and governance matters. We are coordinating our responses to the SEC and DOJ and cooperating in providing the requested documents and information. If the SEC or DOJ commences legal action as a result of the investigations, we could be required to pay significant penalties and become subject to injunctions, cease and desist orders and other measures. We cannot predict the outcome or timing of any governmental or regulatory investigation.
In addition to these investigations, we have also had numerous securities class action lawsuits and stockholder derivative actions filed against us and certain of our current and former executives and directors.
We may incur significant expenses related to legal, accounting, and other professional services in connection with the SEC investigation, the DOJ investigation, lawsuits and related legal and regulatory matters. These expenses and the diversion of our management's attention has adversely affected, and could continue to adversely affect, our operations.
We remain exposed to heightened risks of litigation, regulatory proceedings, and government enforcement actions and additional subpoenas. Any future investigations or additional lawsuits may have a material adverse effect on us.
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
Our failure to recover adequately on claims against clients, subcontractors or suppliers for payment or performance could have a material effect on our financial results.
We occasionally bring claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. Similarly, we present change orders and claims to our subcontractors and suppliers. If we fail to properly provide notice or document the nature of change orders or claims, or are otherwise unsuccessful in negotiating a reasonable settlement, we could incur reduced profits, cost overruns and in some cases a loss on the project. These types of claims can occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional cost. These claims can result in lengthy and costly proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and while unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials or others for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our personnel concerning anti-bribery laws and issues, and we also inform our partners, subcontractors, suppliers, agents and others who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor compliance. However, there is no assurance that our internal controls will always protect us from the possible reckless or criminal acts committed by our employees or agents. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others including our partners, agents, subcontractors or suppliers), we could suffer from criminal or civil penalties or other sanctions, including contract cancellations or debarment, and damaged reputation, any of which could have a material adverse effect on our business. Litigation or investigations relating to alleged or suspected violations of anti-bribery laws, even if ultimately such litigation or investigations demonstrate that we did not violate anti-bribery laws, could be costly and could distract management.

We could be adversely impacted if we fail to comply with domestic and international import and export laws.
Our global operations require importing and exporting goods and technology across international borders on a regular basis. Our policies mandate strict compliance with U.S. and foreign international trade laws. To the extent we export technical services, data and products outside of the U.S., we are subject to regulations governing international trade and exports including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of Treasury. From time to time, we identify certain inadvertent or potential export or related violations. These violations may include, for example, transfers without required governmental authorization. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges, and suspension or debarment from participation in U.S. government contracts.
Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could impair our ability to compete for contracts
Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with anti-corruption, export control and environmental regulations; federal procurement regulations, regulations regarding the pricing of labor and other costs in government contracts and regulations regarding the protection of sensitive government information; regulations on lobbying or similar activities; regulations pertaining to the internal control over financial reporting; and various other applicable laws or regulations. The precautions we take to prevent and detect fraud, misconduct or failures to comply with applicable laws and regulations may not be effective, and we could face unknown risks or losses. Failure to comply with applicable laws or regulations or acts of fraud or misconduct could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting with government agencies, which could weaken our ability to win contracts and have a material adverse impact on our revenues and profits.
New or changing legal requirements could adversely affect our operating results.
Our business and results of operations could be affected by the passage of laws, policies and regulations. The implementation of trade barriers, countervailing duties, or border taxes, or the addition, relaxation or repeal of laws, policies and regulations regarding the industries and sectors in which we work could result in a decline in demand for our services, or may make the manner in which we perform our services, less profitable. Furthermore, changes to existing trade agreements may impact our business operations. We cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on us and our clients.
Past and future environmental, safety and health regulations could impose significant additional costs on us that reduce our profits.
We are subject to numerous environmental laws and health and safety regulations. Our projects can involve the handling of hazardous and other highly regulated materials, including nuclear and other radioactive materials, which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. It is impossible to reliably predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations. The applicable regulations, as well as the length of time available to comply with those regulations, continue to develop and change. The cost of complying with regulations, satisfying any environmental remediation requirements for which we may be found responsible, or satisfying claims or judgments alleging personal injury, property damage or natural resource damages as a result of exposure to, or contamination by, hazardous materials, including as a result of commodities such as lead or asbestos-related products, could be substantial, may not be covered by insurance, could impact profitability and materially impact our operations.
We are subject to a number of regulations such as those from the U.S. Nuclear Regulatory Commission and non-U.S. regulatory bodies, such as the International Atomic Energy Commission and the European Union, which can have a substantial effect on our nuclear operations and investments. Delays in receiving necessary approvals, permits or licenses, the failure to maintain sufficient compliance programs, and other problems encountered during construction (including changes to such regulatory requirements) could have an adverse effect on us.
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

Risks Related to Mergers & Acquisitions and Strategic Plans
We may be unsuccessful in implementing our strategic and operational initiatives.
We have announced a number of strategic and operational initiatives designed to optimize costs and improve operational efficiency, including plans to divest our Stork business, monetize surplus real estate and non-core investments, and rationalize resources and overhead across various geographies. Our ability to successfully execute these initiatives is subject to various risks and uncertainties, including regulatory intervention, which may negatively impact the realization of expected benefits. Our failure to realize the anticipated benefits, which may be due to our inability to execute, competition, economic conditions, and other risks described herein, could have a material adverse effect on us. Divesting businesses involves risks and uncertainties, such as the difficulty separating assets related to such businesses from the businesses we retain, employee distraction, the need to obtain regulatory approvals and other third-party consents, which potentially disrupts customer and vendor relationships, and the fact that we may be subject to additional tax obligations or loss of certain tax benefits. Such actions also involve significant costs and require time and attention of our management, which may divert attention from other business operations. Because of these challenges, as well as market conditions or other factors, anticipated divestitures may take longer or be costlier or generate fewer benefits than expected and may not be completed at all. If we are unable to complete the divestitures or to successfully transition divested businesses, our business and financial results could be negatively impacted. If we dispose of a business, we may not be able to successfully cause a buyer of a divested business to assume the liabilities of that business or, even if such liabilities are assumed, we may have difficulties enforcing our rights, contractual or otherwise, against the buyer. We may retain exposure on financial or performance guarantees and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law because of the disposition or the subsequent failure of an acquirer. As a result, performance by the divested businesses or other conditions outside of our control could have a material adverse effect on our results of operations. In addition, the divestiture of any business could negatively impact our profitability because of losses that may result from such a sale, the loss of revenues or a decrease in cash flows. Following a divestiture, we may also have less diversification in our business and in the markets we serve, as well as in our client base.
We may be unsuccessful integrating acquisitions or capitalizing on investments we make.
In making an acquisition or investment, we devote significant management attention and resources to integrating or aligning the business practices and operations of companies we acquire or invest in. Difficulties we may encounter in integrating or capitalizing on investments could include:
•A delay in the integration or alignment of management teams, strategies, operations, products and services;
•Diversion of management's attention;
•The consequences of a change in tax treatment;
•Differences in corporate culture and management philosophies;
•The ability to retain key personnel;
•The challenges of integrating or aligning complex IT systems; and
•Potential for unknown liabilities and unforeseen increased expenses or associated delays, including integration costs.
Any of these factors could negatively affect us.
Risks Related to our Preferred Stock and our Equity
Conversion of our CPS will dilute the ownership interest of existing common stockholders or may otherwise depress the price of our common stock.
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
Holders of our preferred stock have the right to receive a payment of $1,000 per share, plus accumulated but unpaid dividends, upon our liquidation, winding up or dissolution before any payment may be made to holders of our common stock.

In addition, dividends on the preferred stock accrue and are cumulative at an annual rate of 6.50%. Subject to certain exceptions, we are not permitted to declare or pay dividends on our common stock unless all accumulated and unpaid preferred stock dividends have been satisfied. These dividend obligations could impact our liquidity available for other purposes.
If dividends on the preferred stock are in arrears and unpaid for six or more quarterly dividend periods, the preferred stockholders are entitled to elect two additional directors to our board of directors. In addition, votes of holders of at least 66⅔% of the outstanding preferred stock are required to issue any equity senior to the preferred stock.
The rights of the preferred stockholders could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. The preferred stockholders could also have divergent interests from the holders of our common stock.
Provisions attendant to our preferred stock may deter or prevent a business combination that may be favorable to our stockholders.
If a make-whole fundamental change occurs, we may be required to increase the conversion rate for an electing holder. This and other provisions attendant to the preferred stock could deter or prevent a third party from acquiring us even when the acquisition may be favorable to our common stockholders.
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
These types of provisions in our charters and bylaws could also make it more difficult for a third party to acquire us, even if the acquisition would be beneficial to our equity holders.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Major Facilities
Our operations are conducted at both owned and leased properties in U.S. and foreign locations totaling approximately 6.6 million rentable square feet, down 1.3 million square feet from last year. Our executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas. As our business frequently changes, the extent of utilization of the facilities by particular segments cannot be accurately stated. In addition, certain of our properties are leased or subleased to third party tenants. While we have operations worldwide, the following summarizes our more significant existing facilities:

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
We have paid no dividends on our common stock since April 2020. Any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant.
At January 31, 2022, there were 4,151 stockholders of record of our common stock.
Issuer Purchases of Equity Securities
The following table provides information for the three months ended December 31, 2021 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
October 1–October 31, 2021	—	$—	—	10,513,093
November 1–November 30, 2021	—	—	—	10,513,093
December 1–December 31, 2021	—	—	—	10,513,093
Total	—	$—	—
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
Results of Operations
During the first quarter of 2021, we changed the composition of our segments to implement our new strategy and to pursue opportunities in our designated markets. We now report our operating results in four segments as follows: Energy Solutions, Urban Solutions, Mission Solutions and Other. Segment operating information and assets for 2020 and 2019 have been recast to conform to these changes.
In the first quarter of 2021, we also committed to a plan to sell our Stork business, which had previously represented the majority of operations from our former diversified services segment. The sale of the North American portion of the AMECO equipment business was completed during May 2021. Therefore, both Stork and AMECO are reported as Disc Ops along with other immaterial operations. We expect to complete the sale of Stork and the remaining AMECO operations early in 2022. The assets and liabilities of the Stork and AMECO businesses are classified as held for sale for all periods presented.
In December 2021, we announced that NuScale, in which we are the majority investor, signed a merger agreement with Spring Valley Acquisition Corp., a special purpose acquisition company ("Spring Valley"). Spring Valley is acquiring an approximately 20% interest in NuScale. The proposed transaction is anticipated to close in the first half of 2022, subject to customary closing conditions. Upon completion of the merger, we estimate that we will own approximately 60-70% of the combined company and expect that we will continue to consolidate it.

	YEAR ENDED DECEMBER 31,
(in millions)	2021		2020		2019
Revenue
Energy Solutions	$4,956		$5,271		$5,838
Urban Solutions	4,416		5,854		6,590
Mission Solutions	3,063		3,033		3,026
Total revenue	$12,435		$14,158		$15,454

Segment profit (loss) $ and margin %
Energy Solutions	$250	5.0%	$169	3.2%	$(97)	(1.7)%
Urban Solutions	38	0.9%	161	2.8%	(50)	(0.8)%
Mission Solutions	155	5.1%	87	2.9%	46	1.5%
Other	(69)	NM	(84)	NM	(66)	NM
Total segment profit (loss) $ and margin %(1)	$374	3.0%	$333	2.4%	$(167)	(1.1)%

G&A	(216)		(202)		(140)
Impairment, restructuring and other exit costs	(44)		(108)		(318)
Loss on pension settlement	(198)		—		(138)
Foreign currency gain (loss)	(13)		(45)		(26)
Interest expense, net	(68)		(42)		(11)
Earnings (loss) attributable to NCI from Cont Ops	37		67		(39)
Earnings (loss) from Cont Ops before taxes	(128)		3		(839)
Income tax (expense) benefit	(16)		(15)		(482)
Net earnings (loss) from Cont Ops	$(144)		$(12)		$(1,321)

New awards
Energy Solutions	$3,313		$2,013		$3,724
Urban Solutions	2,721		3,563		4,471
Mission Solutions	2,719		1,883		2,151
Total new awards	$8,753		$7,459		$10,346

New awards related to projects located outside of the U.S.	57%		53%		48%

(in millions)	December 31, 2021		December 31, 2020
Backlog
Energy Solutions	$9,324		$11,021
Urban Solutions	7,048		9,224
Mission Solutions	2,562		2,899
Total backlog	$18,934		$23,144

Backlog related to projects located outside of the U.S.	65%		64%
Backlog related to lump-sum projects	64%		60%
(1)Total segment profit (loss) is a non-GAAP financial measure. We believe that total segment profit (loss) provides a meaningful perspective on our results as it is the aggregation of individual segment profit (loss) measures that we use to evaluate and manage our performance.
Our business has been adversely affected by the impacts of COVID and the steep decline in oil prices that occurred in early 2020. These events created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business. We experienced reductions in demand for certain services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial condition. Although oil prices have rebounded in 2021 and 2022, we have not yet seen our energy clients respond with elevated capital expenditures for our services. Our estimates reflect our best assessment of project results inclusive of COVID effects, which have been dynamic as our projects have seen changes in prevailing regulations as COVID cases crested and fell.
During 2021, consolidated revenue declined due to volume declines on projects which were completed or nearing completion in the Energy Solutions and Urban Solutions segments as well as the cancellation of three large projects that were in progress in the prior year. Consolidated revenue in 2020 declined due to volume declines on completed projects or projects nearing completion as well as COVID and the decline in oil prices.

During 2021, improvements in segment profit in the Energy Solutions, Mission Solutions and Other segments were partially offset by a significant decline in segment profit for Urban Solutions where we recognized a $138 million charge in the second quarter of 2021 for procurement and subcontractor cost growth on a legacy infrastructure project. Segment profit in 2020 significantly improved primarily due to forecast revisions totaling $839 million recognized in 2019 on several projects in the Energy Solutions, Urban Solutions and Mission Solutions segments but was diminished by the impact of COVID on numerous projects in 2020.
The effective tax rate from Cont Ops was 13%, (454%) and 57% for 2021, 2020, and 2019, respectively. The 2021 effective tax rate was favorably impacted by a $52 million benefit due to the Dutch pension plan settlement. This benefit was offset by a $100 million increase in valuation allowances to reduce deferred assets primarily in the U.S., U.K. and the Netherlands. The 2020 effective tax rate was favorably impacted by a $125 million benefit due to the utilization of a 2019 net operating loss carryback as allowed under the CARES ACT. This benefit was offset by a $147 million increase in valuation allowances to reduce deferred tax assets primarily in the U.S. and the Netherlands. The 2019 effective tax rate was unfavorably impacted by $659 million in charges related to establishing valuation allowances to reduce net deferred tax assets in the U.S., the U.K. and Australia.
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
Our profit margins, in some cases, may be favorably or unfavorably impacted by a change in the amount of customer-furnished materials, which are accounted for as pass-through costs.
Any lack of broad based new awards could pressure our future earning streams. The decline in backlog during 2021 primarily resulted from the removal of approximately $2 billion from backlog due to the cancellation of a chemicals project and a steel project. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog differs from RUPO discussed elsewhere. RUPO includes only the amount of revenue we expect to recognize under contracts with definite terms and substantive termination provisions.
Impairment, Restructuring and Other Exit Costs
Impairment expense, included in Cont Ops, for 2021, 2020 and 2019 is summarized as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Impairment expense:
Energy Solutions' equity method investments	$27,934	$86,096	$256,769
Information technology assets	15,858	16,269	—
Total impairment expense	$43,792	$102,365	$256,769
During 2019, we initiated a restructuring plan designed to optimize costs and improve operational efficiency. These efforts primarily related to the rationalization of resources, investments, real estate and overhead across various geographies. The recognition of costs for the planned restructuring activities was substantially completed by the end of 2020. We did not recognize any material restructuring costs during 2021.
Information about our completed restructuring follows:

(in thousands)	Costs Incurred in 2020	Costs Incurred in 2019
Restructuring and other exit costs:
Severance	$5,256	$30,530
Asset impairments	—	29,485
Other exit costs	736	1,658
Total restructuring and other exit costs	$5,992	$61,673

Gain (Loss) on Pension Settlement
In 2021, we settled the majority of the obligations of our largest DB plan, which provided retirement benefits to certain employees in the Netherlands, and recognized a loss on settlement of $198 million. In 2019, we settled the obligations of our DB plan in the United Kingdom and recognized a loss on settlement of $138 million.
Segment Operations
We provide professional services in the fields of EPC, fabrication and modularization, and project management services, on a global basis and serve a diverse set of industries worldwide.
Energy Solutions
Revenue in 2021 decreased due to declines in the volume of execution activities for projects nearing completion and the cancellation of a chemicals project in North America partially offset by the ramp up of execution activities on a refinery project in Mexico and a chemicals project in China. Revenue in 2020 decreased due to significant declines in the volume of execution activities for numerous upstream, downstream and chemicals projects nearing completion partially offset by increased execution activity for an LNG project in Canada.
Segment profit in 2021 increased due to the ramp up of execution activities on the refinery project in Mexico and the LNG project in Canada and the collection of previously reserved accounts receivable but was partially offset by losses on embedded foreign currency derivatives, the decline in execution activity for projects nearing completion and the cancellation of the chemicals project in North America. The increase in segment profit during 2020 was primarily the result of forecast revisions on several projects recognized during 2019. Excluding the impact of the 2019 charges, segment profit declined in 2020 due to COVID related cost growth, the recognition of reserves for expected credit losses on aged receivables, the reduced execution activity of the upstream, downstream and chemicals projects discussed above, partially offset by the increase in activity for the LNG project. The change in segment profit margin in 2021 and 2020 reflects these same factors. Segment profit margin in 2020 was also adversely impacted by a shift from higher margin work in 2019 to lower margin work in 2020 in certain geographies.
New awards in 2021 increased due to awards for a refinery project in Mexico. No significant awards were booked in 2020 due to the impact of COVID and declining oil prices on our customers' capital spend. New awards in 2019 included a chemicals projects in China and a downstream project in the United Kingdom. Backlog decreased during 2021 primarily due to the cancellation of the chemicals project in North America.
Urban Solutions
Revenue in 2021 decreased due to the close out of data center projects in Europe and mining projects in South America and Australia as well as the cancellation of a rail project and a steel project that were in progress in the prior year periods. Revenue in 2020 declined due to a six-month suspension in 2020 of a large mining project in South America due to COVID and a decline in the volume of execution activities for a large life sciences project and two mining projects completed or nearing completion. The revenue decline in 2020 was partially offset by increased execution activities on two advanced technologies projects, a mining project and a metals project.
Segment profit in 2021 declined due to forecast revisions for procurement and subcontractor cost growth, delays and disruptions in schedule of a legacy infrastructure project, resulting in a charge of $138 million recognized in the second quarter of 2021. We believe that these cost growth factors may be at least partially recoverable under the contract. However, we expect that it will require several quarters to analyze recoverability and negotiate with our client before recognizing incremental revenue for these factors. The decline in segment profit in 2021 was further impacted by forecast revisions for schedule delays and productivity on a light rail project but partially offset by the favorable resolution of a long-standing customer dispute on a road project as well as a gain on the sale of our interest in an infrastructure joint venture. The change in 2021 segment profit margin reflects these same factors.
Segment profit in 2020 significantly improved compared to 2019 primarily due to forecast revisions on several power and infrastructure projects recognized in 2019 as well as a favorable settlement on a canceled rail project in 2020. The increase in 2020 segment profit was partially offset by charges for cost growth in the infrastructure legacy portfolio, the decline in activity for the life sciences and mining projects nearing completion and the mining project in South America that was impacted by COVID. The change in 2020 segment profit margin reflects these same factors.

New awards in 2021 and 2020 decreased partly due to delayed procurement efforts by many of our clients. However, we were recently awarded limited notice to proceed on two significant mining projects in South America. New awards in 2021 included a large life sciences project in Europe. New awards in 2020 included a highway project in Texas and new awards in 2019 included the data center projects in Europe and a road project in Texas. Backlog declined during 2021 due to the cancellation of a steel project coupled with lower new awards. Our staffing business does not report new awards or backlog.
Mission Solutions
Revenue in 2021 was flat compared to 2020 and 2019. In 2021, the ramp up of execution activities on a project to provide contingency and humanitarian support for Afghan evacuees in the United States was offset by the decline in revenue related to the closure of the army logistics and life support program in Afghanistan. In 2020, increased project execution activities at the Strategic Petroleum Reserve and our DOE sites were partially offset by the decline in revenue from the completion of a nuclear decommissioning project in 2019.
The increase in segment profit in 2021 was driven by the ramp up of execution activities on the evacuee support project discussed above, increased execution activity on our DOE projects, higher than anticipated performance-based fees, the release of COVID cost reserves and the collection of previously reserved accounts receivable and the reversal of the related provision partially offset by the closure of the army logistics and life support program in Afghanistan. The increase in segment profit in 2020 was primarily driven by significant items recognized in 2019. In 2019, we recognized significant charges for cost growth on two lump-sum projects. The 2019 charges were partially offset by a favorable settlement on two nuclear power plant projects in 2019.The change in segment profit margin in 2021 and 2020 reflects these same factors.
New awards in 2021 increased due to extensions on certain DOE projects as well as the award for contingency and humanitarian support for Afghan evacuees. New awards in 2020 decreased due to a decline in FEMA work in 2020 and an award for a weapons storage and maintenance facility booked in 2019. The decline in backlog during 2021 resulted from new award activity being outpaced by work performed. Backlog included $445 million and $1.0 billion of unfunded government contracts as of December 31, 2021 and 2020, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated.
Other
Other includes the operations of NuScale. NuScale expenses included in the determination of segment loss were as follows:

	YEAR ENDED DECEMBER 31,
(in millions)	2021	2020	2019
NuScale expenses	$(169)	$(159)	$(127)
Less: DOE reimbursable expenses	69	71	57
NuScale expenses, net	(100)	(88)	(70)
Less: Attributable to NCI	31	4	4
Fluor segment loss	$(69)	$(84)	$(66)
The increase in NuScale expenses during 2021 was due to an increase in compensation and the increase in 2020 was due to an increase in research and development activities as NuScale received final design certification by the NRC in August of 2020. NuScale received capital contributions from outside investors of $193 million, $9 million and $49 million during 2021, 2020 and 2019, respectively. As of December 31, 2021, Fluor had an approximate 80% ownership in NuScale.
G&A

	YEAR ENDED DECEMBER 31,
(in millions)	2021	2020	2019
G&A
Compensation	$164	$122	$87
Severance	8	4	—
SEC investigation / Internal review costs	27	42	—
Gain on sale of building	(13)	—	—
Other	30	33	53
G&A	$216	$201	$140
The increase in compensation expense in 2021 was due to higher stock price driven compensation on stock-based awards and higher performance driven compensation including annual bonus projections. The increase in compensation expense in 2020 was primarily due to lower stock price and performance driven compensation in 2019.

We continue to incur professional fees in responding to the SEC investigation, which remains ongoing. The internal review began in the first quarter of 2020 and was substantially completed in the fourth quarter of 2020.
The decrease in other expense in 2021 and 2020 was driven by the realization of our 2019 restructuring efforts and lower travel costs due to COVID. We announced in January 2021 that we had begun an undertaking to substantially reduce our overhead costs. Although we have not satisfied the requirements to recognize charges for any restructurings for the 2021 undertaking, we are likely to recognize expense in future quarters for these efforts.
Net Interest Expense

	YEAR ENDED DECEMBER 31,
(in millions)	2021	2020	2019
Net interest expense
Interest expense	$63	$65	$65
Costs to refinance our credit facility	2	—	—
Loss on debt repurchases	20	—	—
Interest income	(17)	(23)	(54)
Net interest expense	$68	$42	$11
The loss on debt repurchases includes costs to redeem $509 million of 2023 and 2024 Notes through a tender offer completed in September 2021 as well as through open market transactions following the issuance of the CPS in the second quarter of 2021. The decrease in interest income during 2021 and 2020 was primarily driven by lower interest rates compared to 2019.
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
At a project level, we have specific practices and procedures to review our estimate of total revenue and cost. Each project team reviews the progress and execution of our performance obligations, which impact the project’s accounting outcome. As part of this process, the project team reviews information such as any outstanding key contract matters, progress towards completion and the related program schedule and identified risks and opportunities. The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our project estimates, which can change from period to period due to a variety of factors including:
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
Fair Value Measurements. We are often required to use fair value measurement techniques with inputs that require the use of estimates and involve significant judgment. These circumstances include:
•Impairment testing of goodwill and indefinite-lived intangibles when quantitative analysis is deemed necessary
•Impairment testing of long-lived assets when impairment indicators are present
•Impairment testing of investments as part of other than temporary impairment assessments when impairment indicators are present
•Fair value assessments of businesses held for sale that are reported at fair value less cost to sell
•Purchase price allocations for acquired businesses
When performing quantitative fair value or impairment evaluations, we estimate the fair value of our assets by considering the results of either or both income-based and market-based valuation approaches. Under the income approach, we prepare a discounted cash flow valuation model using recent forecasts and compare the estimated fair value of each asset to its carrying value. Cash flow forecasts are discounted using the appropriate weighted-average cost of capital at the date of evaluation. The weighted-average cost of capital is comprised of the cost of equity and the cost of debt with a weighting for each that reflects our current capital structure. Preparation of long-term forecasts involve significant judgments involving consideration of our backlog, expected future awards, customer attrition, working capital assumptions, and general market trends and conditions. Significant changes in these forecasts or any valuation assumptions, such as the discount rate selected, could affect the estimated fair value of our assets and could result in impairment expenses. Under the market approach, we consider market information such as multiples of comparable publicly traded companies and/or completed sales transactions to develop or validate our fair value conclusions, when appropriate and available.
Due to the impact of COVID and the decline in oil prices in 2020, we performed interim impairment testing of our goodwill, intangibles and certain equity method investments and recognized impairment expenses of $169 million, $27 million and $86 million, respectively. The impairment expense on goodwill and intangibles was included in Disc Ops. During 2019, we recognized impairment charges of $257 million related to certain equity method investments and $34 million related to intangible assets now included in Disc Ops.
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
LIQUIDITY AND FINANCIAL CONDITION
Our liquidity arises from available cash and cash equivalents and marketable securities, cash generated from operations, capacity under our credit facilities and, when necessary, access to capital markets. We have committed and uncommitted lines of credit available for revolving loans and letters of credit. We believe that for at least the next 12 months, cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements. We regularly review our sources and uses of liquidity and may pursue opportunities to address our liquidity needs.
As of December 31, 2021, letters of credit totaling $429 million were outstanding under our $1.65 billion credit facility, which matures in February 2023. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.65 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.25 billion, all as defined in the amended credit facility. The credit facility also contains provisions that will require us to provide collateral if we are downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of liens on our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of December 31, 2021, we could have borrowed an additional $779 million under our credit facility.
In February 2022, we amended our credit facility to extend the maturity to February 2025, increase the size of the facility to $1.8 billion and decrease the debt-to-capitalization ratio to 0.60 to 1.00.
In 2022, we expect to pursue issuance of new senior notes to address the maturities currently scheduled for 2023 and 2024. We cannot predict the terms or conditions associated with any such issuance.
Cash and cash equivalents combined with marketable securities were $2.3 billion as of December 31, 2021 and $2.2 billion as of December 31, 2020. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $992 million and $984 million as of December 31, 2021 and 2020, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are either swept into overnight, offshore accounts or invested in offshore, short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $630 million and $655 million as of December 31, 2021 and 2020, respectively) were not necessarily readily available for general purposes. We also consider the extent to which client advances (which totaled $74 million and $80 million as of December 31, 2021 and 2020, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of December 31, 2021 and 2020, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.

	Year Ended December 31,
(in thousands)	2021	2020	2019
OPERATING CASH FLOW	$25,332	$185,884	$219,018

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	(103,806)	(15,430)	207,374
Capital expenditures	(75,073)	(113,442)	(180,842)
Proceeds from sales of assets incl. AMECO-North America	145,672	111,589	65,977
Investments in partnerships and joint ventures	(79,464)	(29,219)	(52,305)
Other	(9,198)	4,940	40,268
Investing cash flow	(121,869)	(41,562)	80,472

FINANCING CASH FLOW
Proceeds from issuance of CPS	582,000	—	—
Purchases and retirement of debt	(525,212)	—	—
Debt extinguishment costs	(1,503)	—	—
Dividends paid (on CPS in 2021 and common stock in 2020 and 2019)	(19,175)	(28,720)	(118,073)
Distributions paid to NCI	(108,798)	(23,184)	(33,674)
Capital contributions by NCI	201,847	110,051	64,646
Other	(6,907)	(9,701)	9,802
Financing cash flow	122,252	48,446	(77,299)

Effect of exchange rate changes on cash	(15,114)	8,814	10,262
Increase (decrease) in cash and cash equivalents	10,601	201,582	232,453
Cash and cash equivalents at beginning of year	2,198,781	1,997,199	1,764,746
Cash and cash equivalents at end of year	$2,209,382	$2,198,781	$1,997,199

Cash paid during the year for:
Interest	$90,299	$65,641	$71,938
Income taxes (net of refunds)	74,589	65,188	204,080
Operating Activities
Cash flows from operating activities result primarily from our EPC activities and are affected by changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project and the payments terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of December 31, 2021, our backlog included $1.1 billion for loss projects which may have a negative impact on our operating cash flow in future periods.
Our operating cash flow for 2021 was negatively impacted by increases in working capital on several large projects as well as higher cash payments of G&A. Operating cash flow in 2021 and 2020 were positively impacted by significant settlement payments on a cancelled rail project. Operating cash flow in 2020 and 2019 were positively impacted by decreases in project working capital.
We contributed $128 million, $130 million and $115 million into our DC plans during 2021, 2020 and 2019, respectively, and $13 million, $25 million and $15 million into our DB plans during 2021, 2020 and 2019, respectively. We expect to contribute up to $13 million to our DB plans in 2022, which is expected to be in excess of the minimum funding required. The remaining obligations under our Dutch DB plan and UK DB plan were settled in 2021 and 2019, respectively. The loss on settlement in both years consisted primarily of unrecognized actuarial losses included in AOCI and did not materially impact our cash position. For one of our discontinued operations, we participate in one multiemployer plan in which we are aware of a significant unfunded benefit obligation. However, we believe we qualify for an exemption and do not believe we have a probable payment to the plan. Therefore, we have not recognized a liability related to this unfunded benefit obligation.
NuScale expenses were $69 million, $84 million and $66 million during 2021, 2020 and 2019, respectively, and were reported net of qualified reimbursable expenses of $69 million, $71 million and $57 million, respectively.
Investing Activities
Our investment policy focuses on, in order of priority, the preservation of capital, maintenance of liquidity and maximization of yield. Marketable securities may include money market funds, time deposits placed with highly-rated financial institutions, repurchase agreements that are fully collateralized by U.S. Government-related securities, high-grade commercial paper and high quality short-term and medium-term fixed income securities.
Capital expenditures during 2021 primarily related to construction equipment on certain infrastructure projects as well as expenditures for facilities and investments in information technology. Capital expenditures during 2020 and 2019 primarily related to construction equipment associated with the equipment operations now included in Disc Ops, as well as expenditures for facilities and investments in information technology.
Proceeds from sales of assets during 2021 includes the sale of the North American operations of the AMECO equipment business for $71 million as well as our 10% ownership interest in an infrastructure joint venture and a building in the U.S. During 2020, we sold substantially all of the assets of our AMECO equipment business in Jamaica as well as 100% of our interest in an equipment rental business in Europe. Also in 2020, we sold our interests in two infrastructure joint ventures in the Netherlands and one infrastructure joint venture in the U.S.
Investments in unconsolidated partnerships and joint ventures in 2021 included a $26 million capital contribution to COOEC Fluor, which satisfied our contractual funding requirements, as well as capital contributions to an Energy Solutions joint venture and a recently formed Mission Solutions joint venture. Investments in unconsolidated partnerships and joint ventures in 2020 and 2019 included capital contributions to two infrastructure joint ventures in the United States.
Financing Activities
In May 2021, we issued 600,000 shares of Series A 6.5% cumulative perpetual CPS in a private placement transaction involving a limited number of qualified institutional buyers. Each share of preferred stock has a liquidation preference of $1,000 per share, plus accumulated but unpaid dividends, and is convertible, at the holder's option at any time into 44.9585 shares (the conversion rate) of our common stock per share of preferred stock. Cumulative cash dividends on the preferred stock are payable at an annual rate of 6.5% quarterly in arrears on February 15, May 15, August 15, and November 15, beginning on August 15, 2021, upon declaration of the dividend by our Board of Directors. Assuming that our Board of Directors approves dividends, the preferred stock will require approximately $39 million of annual dividend payments. Moreover, the issuance created added complexity to our quarterly EPS calculations. Accordingly, in determining our diluted earnings impact of the preferred stock, we will now assess the correlation between net earnings attributable to Fluor and dividends on the preferred stock as well as the effect of conversions of the preferred stock into our common stock, which could represent up to 27 million potentially dilutive shares.
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
Dividends on the CPS were declared and paid in August and November 2021. Quarterly cash dividends of $0.10 per common share were paid in the first and second quarters of 2020. Quarterly cash dividends of $0.21 per common share were paid in all quarters of 2019. We suspended our common stock cash dividend during April 2020. The payment and level of future cash dividends is subject to the discretion of our Board of Directors.
In September 2021, we completed a tender offer in which we repurchased $375 million (face value) of 2023 Notes and $108 million (face value) of 2024 Notes, excluding accrued interest. Additionally, we redeemed $26 million of outstanding 2023 and 2024 Notes in open market transactions during 2021. We recognized $20 million in losses related to these redemptions which is included in interest expense.
Other borrowings (debt repayments) represent short-term bank loans and other financing arrangements associated with Stork.

Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in 2021 primarily related to a transportation joint venture project in the United States. Distributions in 2020 and 2019 primarily related to a mining joint venture project in Chile.
Capital contributions by NCI during 2021 primarily related to new investments totaling $193 million by NuScale's NCI holders. We believe these contributions eliminated the need for any near-term contributions to NuScale by us. Capital contributions by NCI in 2020 related to three infrastructure joint ventures in the United States. Capital contributions by NCI in 2019 primarily related to initial investments from new partners in NuScale.
We have a common stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. As of December 31, 2021, over 10 million shares could still be purchased under the existing stock repurchase program, although we do not have any immediate intent to begin such repurchases.
Off-Balance Sheet Arrangements
Letters of Credit
As of December 31, 2021, letters of credit totaling $429 million were outstanding under committed lines of credit and letters of credit totaling $896 million were outstanding under uncommitted lines of credit. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $15 billion as of December 31, 2021.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We have cash and marketable securities on deposit with major banks throughout the world. Such deposits are placed with high quality institutions and the amounts invested in any single institution are limited to the extent possible in order to minimize concentration of counterparty credit risk. Marketable securities may consist of time deposits, registered money market funds, U.S. agency securities, U.S. Treasury securities, commercial paper, non-U.S. government securities and corporate debt securities. We have not incurred any credit risk losses related to deposits in cash or investments in marketable securities.
Certain of our contracts are subject to foreign currency risk. We limit exposure to foreign currency fluctuations in most of our contracts through provisions that specify client payments in currencies corresponding to the currency in which cost is expected to be incurred. As a result, we generally have limited situations in which we have to mitigate foreign currency exposure with derivatives.
We utilize derivative instruments to mitigate certain financial exposures, including currency and oil price risk associated with EPC contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility. As of December 31, 2021, we had total gross notional amounts of $499 million of foreign currency contracts (primarily related to the Canadian Dollar, Chinese Yuan, British Pound, Euro, Indian Rupee and Philippine Peso) and $32 million of commodity contracts. The foreign currency and commodity contracts are of varying duration, none of which extend beyond December 2024. Our historical gains and losses associated with foreign currency contracts have typically been immaterial, and have largely mitigated the exposures being hedged. We do not enter into derivative transactions for speculative purposes.

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
Our long-term debt typically features a fixed-rate coupon, and therefore, our exposure to interest rate risk is not material.
Item 8.    Financial Statements and Supplementary Data
The information required by this Item is submitted as a separate section of this Form 10-K as described in Item 15.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As defined in Rule 13a-15 and 15d-15 of the Exchange Act, our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining disclosure controls and procedures. These controls and procedures should be designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate ICFR that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our management, including our CEO and CFO, conducted an assessment of the effectiveness of our ICFR as of December 31, 2021 based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) and concluded that our ICFR was effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our ICFR. Their report follows this management report.
Changes in Internal Control over Financial Reporting
There have been no changes in our ICFR during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our ICFR.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fluor Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Fluor Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fluor Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Fluor Corporation as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on The Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to The Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 22, 2022

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors, Executive Officers, Promoters and Control Persons
The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K will be set forth in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year (our "Proxy Statement") and is incorporated herein by reference. The information required by Paragraph (b) of Item 401 of Regulation S-K, as well as the information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers, is set forth herein at Part I, Item 1 of this 2021 10-K under the heading "Information about our Executive Officers."
Code of Ethics
We have long maintained and enforced a Code of Business Conduct and Ethics that applies to all employees, including our CEO, CFO and CAO. A copy of our Code of Business Conduct and Ethics, as amended, has been posted on the "Sustainability" — "Ethics and Compliance" portion of our website, www.fluor.com.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2021 with respect to the shares of common stock that may be issued under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by stockholders(1)	9,301,721	$42.24(3)	7,306,395
Equity compensation plans not approved by stockholders(2)	397,208	$16.55(3)	—
Total	9,698,929		7,306,395
_______________________________________________________________________________
(1)Consists of (a) the Amended and Restated 2008 Executive Performance Incentive Plan, under which 3,044,228 shares are issuable upon exercise of outstanding options, and under which no shares remain for future issuance; (b) the 2017 Performance Incentive Plan, under which 1,688,712 shares are issuable upon exercise of outstanding options, 1,273,448 shares are issuable upon vesting of outstanding restricted stock units, 1,356,111 shares are issuable if specified performance targets are met under outstanding performance-based award units, and under which no shares remain available for issuance; (c) the 2020 Performance Incentive Plan, under which 481,626 shares are issuable upon exercise of outstanding options, 517,416 shares are issuable upon vesting of outstanding restricted stock units, 613,868 shares are issuable if specified performance targets are met under outstanding performance-based award units, and under which 7,306,395 remain available for issuance; (d) 13,969, 20,764 and 21,424 vested restricted stock units under the 2008

Executive Performance Plan, 2017 Performance Incentive Plan and 2020 Performance Incentive Plan, respectively, that were deferred by non-associate directors participating in the 409A Director Deferred Compensation Program that are distributable in the form of shares; (e) 76,592 vested restricted stock units granted to non-associate directors under the 2017 Performance Incentive Plan that are subject to a post-vest holding period and for which shares have not been issued; and (f) 193,563 vested restricted stock units and performance-based award units deferred by executive officers under the 2008 Executive Performance Incentive Plan.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as part of this 2021 10-K:
1.Financial Statements:
Our consolidated financial statements at December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021, together with the report of our independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this 2021 10-K, beginning on page F-1.
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

4.7	Description of Securities.*
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

10.17	Form of Option Agreement under the Fluor Corporation 2020 Performance Incentive Plan.* **
10.18	Form of Restricted Stock Unit Agreement under the Fluor Corporation 2020 Performance Incentive Plan.* **
10.19	Form of Performance Award Agreement under the Fluor Corporation 2020 Performance Incentive Plan.* **
10.20
Fluor Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 29, 2008).**

10.21
Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on November 2, 2017).**

10.22	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2012).**
10.23
Retention Award, dated November 26, 2019, granted to Alan L. Boeckmann (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on September 25, 2020).**

10.24
Consulting Agreement, effective July 1, 2021, between FDEE Consulting, Inc. and Carlos M. Hernandez (incorporated by reference to Exhibit 10.25 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).**

Exhibit	Description
10.25
Offer Letter, dated October 30, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.26 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).**

10.26
Option Agreement, dated December 23, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.27 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).**

10.27
Restricted Stock Unit Agreement, dated December 23, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.28 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).**

10.28
Term Sheet, dated January 11, 2021, between the registrant and Taco de Haan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 7, 2021).**

10.29
Consulting Agreement, effective March 22, 2021, between the registrant and D. Michael Steuert (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 7, 2021).**

10.30
Separation and Release Agreement, effective May 18, 2021, between the registrant and Garry W. Flowers (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on August 6, 2021).**

10.31
Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).

10.32
Form of Restricted Stock Unit Agreement granted to directors under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on August 3, 2017).**

10.33
Form of Restricted Stock Unit Agreement granted to directors (2018 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on August 2, 2018).**

10.34
Form of Restricted Stock Unit Agreement granted to directors (2020 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.32 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).**

10.35
Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on March 31, 2003).**

10.36
Fluor Corporation 409A Director Deferred Compensation Program, as amended and restated effective as of November 2, 2016 (incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**

10.37
Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) (Commission file number 1-16129) filed on November 22, 2000).**

10.38
Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 25, 2009).

10.39
Form of Change in Control Agreement entered into between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on June 29, 2010).**

10.40
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

10.41
Agreement and Plan of Merger, dated as of December 13, 2021, by and among Spring Valley, Merger Sub and NuScale (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (Commission file number 1-39736) filed by Spring Valley on December 14, 2021).

21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit	Description
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's 2021 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________________
*    Exhibit filed with this report.
**    Management contract or compensatory plan or arrangement.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations for the years ended December 31, 2021, 2020 and 2019, (ii) the Consolidated Balance Sheet at December 31, 2021 and December 31, 2020, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019 and (iv) the Consolidated Statement of Equity for the years ended December 31, 2021, 2020 and 2019.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 2021 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ JOSEPH L. BRENNAN
Joseph L. Brennan, Chief Financial Officer
February 22, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this 2021 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ DAVID E. CONSTABLE
David E. Constable	Chief Executive Officer	February 22, 2022

Principal Financial Officer:
/s/ JOSEPH L. BRENNAN
Joseph L. Brennan	Chief Financial Officer	February 22, 2022

Principal Accounting Officer:
/s/ JOHN C. REGAN
John C. Regan	Chief Accounting Officer	February 22, 2022

Other Directors:
/s/ ALAN L. BOECKMANN
Alan L. Boeckmann	Executive Chairman	February 22, 2022

/s/ ALAN M. BENNETT
Alan M. Bennett	Director	February 22, 2022

/s/ ROSEMARY T. BERKERY
Rosemary T. Berkery	Director	February 22, 2022

/s/ H. PAULETT EBERHART
H. Paulett Eberhart	Director	February 22, 2022

/s/ JAMES T. HACKETT
James T. Hackett	Director	February 22, 2022

/s/ THOMAS C. LEPPERT
Thomas C. Leppert	Director	February 22, 2022

/s/ TERI P. MCCLURE
Teri P. McClure	Director	February 22, 2022

/s/ ARMANDO J. OLIVERA
Armando J. Olivera	Director	February 22, 2022

/s/ MATTHEW K. ROSE
Matthew K. Rose	Director	February 22, 2022

FLUOR CORPORATION

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fluor Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fluor Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Long-term revenue recognition on certain engineering and construction contracts
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company recognizes engineering and construction contract revenue over time, due to the continuous transfer of control to the customer, based primarily on contract cost incurred to date compared to total estimated contract cost. Revenue recognition under this method is judgmental, particularly on lump-sum contracts, as it requires the Company to prepare estimates of total contract revenue and total contract costs, including costs to complete in-process contracts.

Auditing the Company’s estimates of total contract revenue and costs on certain engineering and construction contracts which are larger in size and longer in duration involved significant auditor judgment, as it required the evaluation of subjective assumptions related to forecasted labor costs and variable consideration, specifically as it relates to potential liquidated damages and contractual claims.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the estimation process that affect revenue recognition, including controls over management’s monitoring and review of project costs yet to be incurred and variable consideration estimates.

Our audit procedures included, among others, evaluating the appropriate application of the Company’s revenue recognition method; testing significant assumptions used to develop the estimated variable consideration and costs to complete; and testing the completeness and accuracy of the underlying data. To assess the reasonableness of these estimates, we performed audit procedures that included, among others, agreeing the estimates to supporting documentation; conducting interviews with project personnel; attending select project review meetings; and performing sensitivity analyses or retrospective review using historical actual costs and trends.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 1973.
Dallas, Texas

February 22, 2022

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Revenue	$12,434,879	$14,157,929	$15,454,484
Cost of revenue	(12,023,284)	(13,758,403)	(15,660,536)
Gross profit (loss)	411,595	399,526	(206,052)

G&A	(216,451)	(201,522)	(139,819)
Impairment, restructuring and other exit costs	(43,792)	(108,357)	(318,442)
Gain (loss) on pension settlement	(198,132)	406	(137,898)
Foreign currency gain (loss)	(12,950)	(44,765)	(26,124)
Operating profit (loss)	(59,730)	45,288	(828,335)

Interest expense	(84,481)	(65,370)	(64,886)
Interest income	16,506	23,576	53,756
Earnings (loss) from Cont Ops before taxes	(127,705)	3,494	(839,465)

Income tax (expense) benefit	(16,489)	(15,856)	(481,965)
Net earnings (loss) from Cont Ops	(144,194)	(12,362)	(1,321,430)

Less: Net earnings (loss) from Cont Ops attributable to NCI	37,542	66,717	(38,788)
Net earnings (loss) from Cont Ops attributable to Fluor	(181,736)	(79,079)	(1,282,642)

Net earnings (loss) from Disc Ops attributable to Fluor	(258,434)	(355,967)	(239,522)
Net earnings (loss) attributable to Fluor	$(440,170)	$(435,046)	$(1,522,164)

Less: Dividends on CPS	24,375	—	—
Net earnings (loss) available to Fluor common stockholders	$(464,545)	$(435,046)	$(1,522,164)

Basic EPS available to Fluor common stockholders
Net earnings (loss) from Cont Ops	$(1.46)	$(0.56)	$(9.16)
Net earnings (loss) from Disc Ops	(1.83)	(2.53)	(1.71)

Diluted EPS available to Fluor common stockholders
Net earnings (loss) from Cont Ops	$(1.46)	$(0.56)	$(9.16)
Net earnings (loss) from Disc Ops	(1.83)	(2.53)	(1.71)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net earnings (loss) from Cont Ops	(144,194)	(12,362)	(1,321,430)
Net earnings (loss) from Disc Ops	(257,552)	(354,429)	(231,692)
Net earnings (loss)	(401,746)	(366,791)	(1,553,122)

OCI, net of tax:
Foreign currency translation adjustment	(37,433)	(17,127)	65,500
Ownership share of equity method investees' OCI	(1,692)	(18,528)	(11,784)
DB plan adjustments	100,972	(19,392)	105,452
Unrealized gain (loss) on hedges	(9,346)	18,897	3,140
Total OCI, net of tax	52,501	(36,150)	162,308
Comprehensive income (loss)	(349,245)	(402,941)	(1,390,814)
Less: Comprehensive income (loss) attributable to NCI	39,758	69,138	(32,310)
Comprehensive income (loss) attributable to Fluor	$(389,003)	$(472,079)	$(1,358,504)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents ($630,325 and $654,852 related to VIEs)	$2,209,382	$2,198,781
Marketable securities ($90,114 and $66 related to VIEs)	127,222	23,345
Accounts receivable, net ($159,049 and $238,376 related to VIEs)	901,228	935,676
Contract assets ($199,676 and $237,923 related to VIEs)	931,685	859,675
Other current assets ($18,731 and $29,408 related to VIEs)	538,270	378,043
Current assets held for sale	854,855	638,489
Total current assets	5,562,642	5,034,009

Noncurrent assets
PP&E, net ($38,355 and $34,847 related to VIEs)	386,589	463,827
Investments	513,909	527,416
Deferred taxes	51,082	77,915
Deferred compensation trusts	330,110	350,427
Goodwill	206,508	207,369
Other assets ($36,295 and $40,829 related to VIEs)	228,723	269,610
Noncurrent assets held for sale	—	379,239
Total noncurrent assets	1,716,921	2,275,803
Total assets	$7,279,563	$7,309,812

LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($248,086 and $328,940 related to VIEs)	$1,098,550	$1,115,625
Short-term borrowings	911	4,890
Contract liabilities ($351,268 and $262,811 related to VIEs)	890,698	1,093,761
Accrued salaries, wages and benefits ($27,006 and $28,381 related to VIEs)	566,943	578,827
Other accrued liabilities ($16,037 and $36,646 related to VIEs)	650,295	376,451
Current liabilities related to assets held for sale	696,663	402,483
Total current liabilities	3,904,060	3,572,037

Long-term debt	1,167,366	1,701,098
Deferred taxes	67,309	80,745
Other noncurrent liabilities ($6,335 and $9,164 related to VIEs)	574,147	593,765
Noncurrent liabilities related to assets held for sale	—	98,940

Contingencies and commitments

Equity
Shareholders' equity
Preferred stock — authorized 20,000,000 shares ($0.01 par value); issued and outstanding — 600,000 shares in 2021 and none issued in 2020	6	—
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 141,434,771 and 140,715,205 shares in 2021 and 2020, respectively	1,411	1,404
Additional paid-in capital	966,333	195,940
AOCI	(365,739)	(416,906)
Retained earnings	790,442	1,249,809
Total shareholders' equity	1,392,453	1,030,247
NCI	174,228	232,980
Total equity	1,566,681	1,263,227
Total liabilities and equity	$7,279,563	$7,309,812
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
OPERATING CASH FLOW
Net earnings (loss)	$(401,746)	$(366,791)	$(1,553,122)
Adjustments to reconcile net earnings (loss) to operating cash flow:
Impairment expense - Cont Ops	43,792	102,365	286,254
Impairment expense - Disc Ops	246,285	340,939	96,763
(Gain) loss on pension settlement	198,132	(406)	137,898
Write-off of cumulative translation loss	—	—	83,665
Depreciation	73,200	102,451	154,599
Amortization of intangibles	1,156	3,123	15,882
(Earnings) loss from equity method investments, net of distributions	(7,757)	(3,881)	9,348
(Gain) loss on sales of assets incl. AMECO-North America	(2,230)	(510)	7,284
Loss on debt repurchases	19,606	—	—
Stock-based compensation	31,971	21,882	36,075
Deferred taxes	28,563	(20,285)	320,633
Net contributions to employee pension plans	(12,302)	(20,770)	(2,325)
Changes in assets and liabilities	(196,652)	31,048	631,697
Other	3,314	(3,281)	(5,633)
Operating cash flow	25,332	185,884	219,018

INVESTING CASH FLOW
Purchases of marketable securities	(148,493)	(35,078)	(31,165)
Proceeds from sales and maturities of marketable securities	44,687	19,648	238,539
Capital expenditures	(75,073)	(113,442)	(180,842)
Proceeds from sales of assets incl. AMECO-North America	145,672	111,589	65,977
Investments in partnerships and joint ventures	(79,464)	(29,219)	(52,305)
Other	(9,198)	4,940	40,268
Investing cash flow	(121,869)	(41,562)	80,472

FINANCING CASH FLOW
Proceeds from issuance of CPS	582,000	—	—
Purchases and retirement of debt	(525,212)	—	—
Debt extinguishment costs	(1,503)	—	—
Dividends paid (on CPS in 2021 and common stock in 2020 and 2019)	(19,175)	(28,720)	(118,073)
Other borrowings (debt repayments)	(5,460)	3,881	9,093
Distributions paid to NCI	(108,798)	(23,184)	(33,674)
Capital contributions by NCI	201,847	110,051	64,646
Other	(1,447)	(13,582)	709
Financing cash flow	122,252	48,446	(77,299)
Effect of exchange rate changes on cash	(15,114)	8,814	10,262
Increase (decrease) in cash and cash equivalents	10,601	201,582	232,453
Cash and cash equivalents at beginning of year	2,198,781	1,997,199	1,764,746
Cash and cash equivalents at end of year	$2,209,382	$2,198,781	$1,997,199
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except per share amounts)	Preferred Stock		Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	—	—	139,654	$1,396	$82,106	$(543,531)	$3,294,154	$2,834,125	$146,128	$2,980,253
Net loss	—	—	—	—	—	—	(1,522,164)	(1,522,164)	(30,958)	(1,553,122)
Cumulative adjustment for the adoption of ASC 842	—	—	—	—	—	—	20,544	20,544	—	20,544
Cumulative adjustment for the adoption of ASC 606 for certain investments	—	—	—	—	—	—	11,934	11,934	—	11,934
OCI	—	—	—	—	—	163,658	—	163,658	(1,350)	162,308
Dividends ($0.73 per share)	—	—	—	—	304	—	(103,556)	(103,252)	—	(103,252)
Distributions to NCI	—	—	—	—	—	—	—	—	(33,674)	(33,674)
Capital contributions by NCI	—	—	—	—	—	—	—	—	64,646	64,646
Other NCI transactions	—	—	—	—	48,997	—	—	48,997	(48,452)	545
Stock-based plan activity	—	—	520	3	33,907	—	—	33,910	—	33,910
BALANCE AS OF DECEMBER 31, 2019	—	—	140,174	$1,399	$165,314	$(379,873)	$1,700,912	$1,487,752	$96,340	$1,584,092
Net earnings (loss)	—	—	—	—	—	—	(435,046)	(435,046)	68,255	(366,791)
Cumulative adjustment for the adoption of ASC 326	—	—	—	—	—	—	(1,977)	(1,977)	—	(1,977)
OCI	—	—	—	—	—	(37,033)	—	(37,033)	883	(36,150)
Dividends ($0.10 per share)	—	—	—	—	—	—	(14,120)	(14,120)	—	(14,120)
Distributions to NCI	—	—	—	—	—	—	—	—	(23,184)	(23,184)
Capital contributions by NCI	—	—	—	—	—	—	—	—	110,051	110,051
Other NCI transactions	—	—	—	—	10,099	—	—	10,099	(19,365)	(9,266)
Stock-based plan activity	—	—	541	5	20,527	—	40	20,572	—	20,572
BALANCE AS OF DECEMBER 31, 2020	—	—	140,715	$1,404	$195,940	$(416,906)	$1,249,809	$1,030,247	$232,980	$1,263,227
Net earnings (loss)	—	—	—	—	—	—	(440,170)	(440,170)	38,424	(401,746)
OCI	—	—	—	—	—	51,167	—	51,167	1,334	52,501
Issuance of CPS	600	6	—	—	581,994	—	—	582,000	—	582,000
Dividends on CPS ($16.25 per share)	—	—	—	—	—	—	(19,175)	(19,175)	—	(19,175)
Distributions to NCI	—	—	—	—	—	—	—	—	(108,798)	(108,798)
Capital contributions by NCI	—	—	—	—	—	—	—	—	201,847	201,847
Other NCI transactions	—	—	—	—	160,569	—	—	160,569	(191,559)	(30,990)
Stock-based plan activity	—	—	720	7	27,830	—	(22)	27,815	—	27,815
BALANCE AS OF DECEMBER 31, 2021	600	$6	141,435	$1,411	$966,333	$(365,739)	$790,442	$1,392,453	$174,228	$1,566,681

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business
Fluor Corporation (“we”, “us”, “our” or “the company”) is a holding company that owns many subsidiaries, as well as interests in joint ventures. Acting through these entities, we are one of the largest professional services firms providing EPC, fabrication and modularization, and project management services, on a global basis. We provide these services to our clients in a diverse set of industries worldwide including production and fuels, chemicals, LNG, nuclear project services, infrastructure, advanced technologies, life sciences and mining and metals. We are also a service provider to the U.S. federal government and governments abroad.
During the first quarter of 2021, we changed the composition of our segments to implement our new strategy and to pursue opportunities in our designated markets. We now report our operating results in four segments as follows: Energy Solutions, Urban Solutions, Mission Solutions and Other. Segment operating information and assets for 2020 and 2019 have been recast to conform to these changes.
Energy Solutions focuses on opportunities in the production and fuels, chemicals, LNG and nuclear project services market. The segment provides solutions to the energy transition market, including asset decarbonization, carbon capture, renewable fuels, waste-to-energy, green chemicals, hydrogen, nuclear power and other low-carbon energy sources. The segment also continues to serve the traditional oil, gas and petrochemical industries with full project life-cycle services, including expansion and modernization projects as well as sustaining capital work.
Urban Solutions provides EPC and project management services to the infrastructure, advanced technologies, life sciences and mining and metals industries, as well as professional staffing services.
Mission Solutions focuses on federal agencies across the U.S. government and select international opportunities. These include, among others, the DOE, the Department of Defense, the Federal Emergency Management Agency and intelligence agencies. The segment also provides services to commercial nuclear clients.
Other includes only the operations of NuScale, in which we are the majority investor. NuScale is developing an SMR technology.
In the first quarter of 2021, we committed to a plan to sell our Stork business, which had previously represented the majority of operations from our former diversified services segment. The sale of the North American portion of the AMECO equipment business was completed during May 2021. Therefore, both Stork and AMECO are reported as Disc Ops along with other immaterial operations. We expect to complete the sale of Stork and the remaining AMECO operations early in 2022. The assets and liabilities of the Stork and AMECO businesses are classified as held for sale for all periods presented.
In December 2021, we announced that NuScale, in which we are the majority investor, signed a merger agreement with Spring Valley Acquisition Corp., a special purpose acquisition company ("Spring Valley"). Spring Valley is acquiring an approximately 20% interest in NuScale. The proposed transaction is anticipated to close in the first half of 2022, subject to customary closing conditions. Upon completion of the merger, we estimate that we will own approximately 60-70% of the combined company and expect that we will continue to consolidate it.
2.    Significant Accounting Policies
Principles of Consolidation
The financial statements include the accounts of Fluor Corporation and its subsidiaries. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2020 and 2019 have been reclassified to conform to the 2021 presentation, which includes the segregation of Disc Ops and assets and liabilities held for sale. Certain amounts in tables may not total or agree to the financial statements due to immaterial rounding differences. Management has evaluated all material events occurring subsequent to December 31, 2021 through the filing date of the 2021 10-K.
We frequently form joint ventures or partnerships with others primarily for the execution of single contracts or projects. If a joint venture or partnership is a VIE and we are the primary beneficiary, the joint venture or partnership is consolidated and our partners' interests are recognized as NCI. As is customary in our industry, for unconsolidated construction partnerships and joint ventures, we generally recognize our proportionate share of revenue, cost and profit and use the one-line equity method for the investment. In other instances, the cost and equity methods of accounting are used, depending on

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our respective ownership interest and amount of influence on the entity, as well as other factors. At times, we also execute projects through collaborative arrangements for which we recognize our relative share of revenue and cost.
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

RUPO. RUPO represents a measure of the value of work to be performed on contracts awarded and in progress. Although RUPO reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. RUPO differs from backlog discussed elsewhere in the 2021 10-K. Backlog includes the amount of revenue we expect to recognize under ongoing operations and maintenance contracts for the remainder of the current year renewal period plus up to three additional years if renewal is considered to be probable, while RUPO includes only the amount of revenue we expect to recognize under ongoing operations and maintenance contracts with definite terms and substantive termination provisions.
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

    At a project level, we have specific practices and procedures to review our estimate of total revenue and cost. Each project team reviews the progress and execution of our performance obligations, which impact the project’s accounting outcome. As part of this process, the project team reviews information such as any outstanding key contract matters, progress towards completion and the related program schedule and identified risks and opportunities. The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our project estimates, which can change from period to period due to a variety of factors including:

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
Contract Assets and Liabilities
    Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) and contract work in progress (typically for fixed-price contracts). Unbilled receivables, which

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

represent an unconditional right to payment subject only to the passage of time, are recognized as accounts receivable when they are billed. Advances that are payments on account of contract assets are deducted from contract assets. We anticipate that substantially all incurred cost associated with contract assets as of December 31, 2021 will be billed and collected within one year. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date.
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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Research and Development
We have a controlling interest in NuScale, a research and development operation associated with the licensing and commercialization of SMR technology. Since May 2014, NuScale has been receiving reimbursement from the DOE for certain qualified expenditures under cost-sharing award agreements that require NuScale to use the DOE funds to cover engineering costs associated with SMR design development and certification. Costs incurred by NuScale are expensed as incurred, net of qualifying DOE reimbursements, and reported in "Cost of revenue". The U.S. Nuclear Regulatory Commission approved NuScale's design certification application in August 2020. Aside from NuScale, we generally do not engage in significant research and development activities.
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
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized but are subject to at least annual impairment tests during the fourth quarter. For impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. We may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. If so, we perform a quantitative test, and if the carrying amount of a reporting unit exceeds its fair value, we recognize an impairment loss. Intangible assets with indefinite lives are impaired if their carrying value exceeds their fair value. In-process research and development associated with our investment in NuScale is considered indefinite lived until the related technology is available for commercial use.
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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives and Hedging
We may attempt to limit foreign currency exposure in most of our contracts by denominating contract revenue in the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility, may subject us to earnings volatility. We may implement a hedging strategy utilizing derivatives instruments to mitigate such risk. All derivatives are recorded at fair value. The change in the fair value of the derivative is offset against the change in the fair value of the underlying asset or liability through earnings. To a lesser extent, we also utilize cash flow hedges. We formally document our hedge relationships at inception and subsequently assess hedge effectiveness qualitatively, unless the hedge relationship is no longer highly effective. For cash flow hedges, the change in fair value is recorded as a component of AOCI and is reclassified into earnings when the hedged item settles. In certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. If an embedded foreign currency derivative is identified, the derivative is bifurcated from the host contract and the change in fair value is recognized through earnings. We maintain master netting arrangements with certain counterparties to facilitate the settlement of derivative instruments; however, we report the fair value of derivatives on a gross basis.
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
We have cash and marketable securities on deposit with major banks throughout the world. Such deposits are placed with high quality institutions and the amounts invested in any single institution are limited to the extent possible in order to minimize concentration of counterparty credit risk.
Our counterparties for derivatives are large financial institutions selected based on profitability, strength of balance sheet, credit ratings and capacity for timely payment of financial commitments. There are no significant concentrations of credit risk with any individual counterparty related to our derivative contracts.
We monitor the credit quality of our counterparties and establish reserves for any significant credit risk losses.
Stock-Based Plans
Our stock plans provide for grants of nonqualified or incentive stock options, RSUs, restricted stock and performance-based award units, including VDI units. All grants of stock options and RSUs as well as performance-based units awarded to Section 16 officers in 2021, 2020 and 2019 can only be settled in company stock and are accounted for as equity awards.
All expense under stock-based awards is recognized based on the fair values of the awards. Stock option awards have grant exercise prices equal to the grant date market price of the company's stock. The fair value of grants of RSUs and restricted stock is determined using the closing price of our common stock on the date of grant but may be discounted for any significant post-vest holding periods. The grant date fair value of performance-based award units is determined by adjusting the closing price of the company's common stock on the date of grant for any post-vest holding period discounts and for the effect of market conditions, when applicable. Stock-based compensation expense is generally recognized over the required service period, or over a shorter period when employee retirement eligibility is a factor.
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

Short-term leases (leases with an initial term of 12 months or less or leases that are cancelable by the lessee and lessor without significant penalties) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of our short-term leases relate to equipment used on construction projects. We enter into these leases at periodic rental rates for an unspecified duration and typically have a termination for convenience provision.
3.    Recent Accounting Pronouncements
Accounting Pronouncements Implemented During 2021
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

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019

Net earnings (loss) from Cont Ops attributable to Fluor	$(181,736)	$(79,079)	$(1,282,642)
Less: Dividends on CPS	24,375	—	—
Net earnings (loss) from Cont Ops available to Fluor common stockholders	(206,111)	(79,079)	(1,282,642)
Net earnings (loss) from Disc Ops attributable to Fluor	(258,434)	(355,967)	(239,522)
Net earnings (loss) available to Fluor common stockholders	$(464,545)	$(435,046)	$(1,522,164)

Weighted average common shares outstanding	141,275	140,511	140,061
Dilutive effect:
CPS	—	—	—
Stock options, RSUs, restricted stock and performance-based award units	—	—	—
Weighted average diluted shares outstanding	141,275	140,511	140,061

Basic EPS available to Fluor common stockholders:
Net earnings (loss) from Cont Ops	$(1.46)	$(0.56)	$(9.16)
Net earnings (loss) from Disc Ops	(1.83)	(2.53)	(1.71)

Diluted EPS available to Fluor common stockholders:
Net earnings (loss) from Cont Ops	$(1.46)	$(0.56)	$(9.16)
Net earnings (loss) from Disc Ops	(1.83)	(2.53)	(1.71)

Anti-dilutive securities not included in shares outstanding:
CPS	16,674	N/A	N/A
Stock options, RSUs, restricted stock and performance-based award units	1,899	709	593

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Operating Information by Segment and Geographic Area

	Year Ended December 31,
(in millions)	2021	2020	2019
Revenue
Energy Solutions	$4,956	$5,271	$5,838
Urban Solutions	4,416	5,854	6,590
Mission Solutions	3,063	3,033	3,026
Total revenue	$12,435	$14,158	$15,454

Intercompany revenue for our professional staffing business, excluded from revenue above	$261	$269	$310

Segment profit (loss)
Energy Solutions	$250	$169	$(97)
Urban Solutions	38	161	(50)
Mission Solutions	155	87	46
Other	(69)	(84)	(66)
Total segment profit	$374	$333	$(167)

G&A	(216)	(202)	(140)
Impairment, restructuring and other exit costs	(44)	(108)	(318)
Gain (loss) on pension settlement	(198)	—	(138)
Foreign currency gain (loss)	(13)	(45)	(26)
Interest income (expense), net	(68)	(42)	(11)
Earnings (loss) from Cont Ops attributable to NCI	37	67	(39)
Earnings (loss) from Cont Ops before taxes	$(128)	$3	$(839)

Depreciation (all but Corporate included in segment profit)
Energy Solutions	$—	$—	$—
Urban Solutions	9	10	7
Mission Solutions	4	4	4
Other	2	2	2
Corporate	53	65	62
Total depreciation(1)	$68	$81	$75
Capital expenditures
Energy Solutions	$—	$—	$—
Urban Solutions	25	29	12
Mission Solutions	4	3	3
Other	2	4	1
Corporate	19	25	58
Total capital expenditures(2)	$50	$61	$74

	December 31, 2021	December 31, 2020
Total assets
Energy Solutions	$1,158	$1,011
Urban Solutions	906	1,123
Mission Solutions	764	576
Other	38	37
Corporate	3,588	3,575
Disc Ops - Assets held for sale	826	988
Total assets	$7,280	$7,310
Goodwill
Energy Solutions	$13	$13
Urban Solutions	130	130
Mission Solutions	58	58
Other	6	6
Total goodwill	$207	$207

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Depreciation of $5 million, $22 million and $79 million during 2021, 2020 and 2019, respectively, is reported in Disc Ops and excluded from the table above.
(2) Capital expenditures of $28 million, $48 million and $102 million during 2021, 2020 and 2019, respectively, is reported in Disc Ops and excluded from the table above.
Energy Solutions. The revenue of a single Energy Solutions customer and its affiliates amounted to 15% and 13% of our consolidated revenue during 2021 and 2020, respectively. The revenue of a different Energy Solutions customer and its affiliates amounted to 13% of our consolidated revenue during 2019.
Segment profit in 2021 included the collection of previously reserved accounts receivable and losses on embedded foreign currency derivatives. Segment profit in 2020 included the recognition of reserves totaling $60 million for expected credit losses on aged receivables as well as margin diminution resulting from COVID related cost growth. Segment loss in 2019 included charges associated with forecast revisions on certain projects including $260 million (or $1.85 per share) for cost growth on an offshore project; $87 million (or $0.62 per share) for cost growth on two downstream projects and scope reductions on a large upstream project; $26 million (or $0.19 per share) for the write-off of pre-contract costs, $26 million (or $0.19 per share) on embedded foreign currency derivatives and $31 million (or $0.22 per share) from the resolution of close-out matters.
Urban Solutions. Segment profit in 2021 included forecast revisions for procurement and subcontractor cost growth, delays and disruptions in schedule of a legacy infrastructure project, resulting in a charge of $138 million (or $0.72 per share). Segment profit in 2021 also included forecast revisions for schedule delays and productivity on a light rail project, a favorable resolution of a long-standing customer dispute on a road project and a gain on the sale of our interest in an infrastructure joint venture. Segment profit in 2020 included a positive settlement on a canceled rail project as well as charges for cost growth in the infrastructure legacy portfolio. Segment loss in 2019 included forecast revisions totaling $135 million (or $0.96 per share) for three power projects and $133 million (or $0.95 per share) for several infrastructure projects. Segment loss in 2019 was partially offset by a gain of $31 million (or $0.16 per share) resulting from a favorable resolution of a longstanding customer dispute on a mining project.
Mission Solutions. Revenue from work performed for various agencies of the U.S. government amounted to 24%, 20% and 17% of our consolidated revenue during 2021, 2020 and 2019, respectively.
Segment loss in 2019 included charges of $59 million (or $0.42 per share) and $83 million (or $0.59 per share) on two lump-sum projects, respectively, for various engineering and cost growth associated with the facilities. The 2019 charges were partially offset by a favorable settlement on two nuclear power plant projects in 2019.
Other. NuScale received capital contributions from outside investors of $193 million, $9 million and $49 million during 2021, 2020 and 2019, respectively. As of December 31, 2021, Fluor had an approximate 80% ownership in NuScale.
Operating Information by Geographic Area

	Revenue by project location Year Ended December 31,			Total Assets As of December 31,
(in millions)	2021	2020	2019	2021	2020
North America	$8,130	$9,388	$7,895	$4,526	$3,982
Asia Pacific (includes Australia)	1,264	1,324	1,695	617	562
Europe	1,458	1,791	2,869	1,081	1,404
Central and South America	1,252	1,126	2,021	612	813
Middle East and Africa	331	529	974	444	549
Total	$12,435	$14,158	$15,454	$7,280	$7,310

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Impairment, Restructuring and Other Exit Costs
Impairment
Impairment expense, included in Cont Ops, for 2021, 2020 and 2019 is summarized as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Impairment expense:
Energy Solutions' equity method investments	$27,934	$86,096	$256,769
Information technology assets	15,858	16,269	—
Total impairment expense	$43,792	$102,365	$256,769
Our business has been adversely affected by the impacts of COVID and the steep decline in oil prices that occurred in early 2020. These events created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our business. We experienced reductions in demand for certain services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial condition. Although oil prices have rebounded in 2021 and 2022, we have not yet seen our energy clients respond with elevated capital expenditures for our services. During 2021, 2020 and 2019, we evaluated our significant investments and determined that certain of our investments were impaired. The fair value of these investments were determined using unobservable Level 3 inputs based on the forecast of anticipated volumes and overhead absorption in a cyclical business.
Restructuring and Other Exit Costs
During 2019, we initiated a restructuring plan designed to optimize costs and improve operational efficiency. These efforts primarily related to the rationalization of resources, investments, real estate and overhead across various geographies. The recognition of costs for the planned restructuring activities was substantially completed by the end of 2020. We did not recognize any material restructuring costs during 2021.
Information about our completed restructuring follows:

(in thousands)	Costs Incurred in 2020	Costs Incurred in 2019
Restructuring and other exit costs:
Severance	$5,256	$30,530
Asset impairments	—	29,485
Other exit costs	736	1,658
Total restructuring and other exit costs	$5,992	$61,673
Asset impairment charges in 2019 included the write down of held-for-sale and held-for-use assets to fair value. The fair value was estimated using observable Level 2 inputs for identical assets.
A reconciliation of restructuring liabilities follow:

(in thousands)	Severance	Other Exit Costs	Total
Balance as of December 31, 2019	$30,479	$564	$31,043
Restructuring charges accrued during the period	5,256	736	5,992
Cash payments / settlements during the period	(18,858)	(793)	(19,651)
Currency translation	(396)	(401)	(797)
Balance as of December 31, 2020	$16,481	$106	$16,587
Cash payments / settlements during the period	$(16,378)	$(106)	$(16,484)
Currency translation	(103)	—	(103)
Balance as of December 31, 2021	$—	$—	$—

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Income Taxes
The income tax expense (benefit) components recognized in Cont Ops follow:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal (a)	$961	$(121,411)	$(36,591)
Foreign	40,823	133,810	159,876
State and local	(4,754)	5,343	4,295
Total current	37,030	17,742	127,580
Deferred:
Federal	—	17,451	325,351
Foreign	(20,541)	(19,337)	9,593
State and local	—	—	19,441
Total deferred	(20,541)	(1,886)	354,385
Total income tax expense	$16,489	$15,856	$481,965

(a)    The CARES Act allows entities to carry back 2019 loss to prior periods of up to five years and claim refunds of federal taxes paid. The Company has filed the refund claim with the IRS and received a refund of $49 million in the third quarter of 2020 and expect a refund of $72 million in 2022.

A reconciliation of U.S. statutory federal income tax expense (benefit) to income tax expense (benefit) from Cont Ops follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
U.S. statutory federal tax expense (benefit)	$(26,818)	$734	$(176,288)
Increase (decrease) in taxes resulting from:
State and local income taxes	12,777	(10,817)	(5,128)
U.S. tax on GILTI	—	3,835	21,433
NCI	(6,718)	(9,143)	13,209
Foreign tax differential, net	(23,315)	(10,386)	3,989
Valuation allowance, net	99,663	146,930	659,203
Other changes to uncertain tax positions	895	7,484	4,098
Stranded tax effects from AOCI	(51,782)	—	(35,619)
CARES Act benefit	2,188	(124,753)	—
Other, net	9,599	11,972	(2,932)
Total income tax expense	$16,489	$15,856	$481,965

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recorded for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$138,034	$104,305
Project and non-project reserves	67,861	71,999
Net operating loss carryforward	346,561	326,402
Tax basis of investment in excess of book basis	144,019	118,915
U.S. foreign tax credit carryforward	455,912	414,348
AOCI	26,982	62,681
Other	26,794	103,955
Total deferred tax assets	1,206,163	1,202,605
Valuation allowance	(1,114,574)	(1,080,752)
Deferred tax assets, net	$91,589	$121,853
Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	(31,197)	(43,475)
Dividend withholding on unremitted non-U.S. earnings	(55,080)	(57,859)
Other	(21,539)	(23,349)
Total deferred tax liabilities	(107,816)	(124,683)
Deferred tax assets, net of deferred tax liabilities	$(16,227)	$(2,830)

As of December 31, 2021, we are indefinitely reinvested only with respect to unremitted earnings required to meet our working capital and long-term investment needs in the foreign jurisdictions within which we operate. Beyond those limits, we expect current earnings to be available for distribution. Deferred tax liabilities of approximately $31 million have not been recorded with respect to unremitted earnings that are considered indefinitely reinvested, again primarily associated with foreign withholding and income taxes that would be due upon remittance. We have no intention of initiating any actions that would lead to taxation of the earnings deemed indefinitely reinvested.

As of December 31, 2021, tax credit carryforwards, principally federal, and tax loss carryforwards, principally federal, state, and foreign, were as follows:

(in thousands)	Federal FTC	Federal NOLs	State NOLs	Foreign NOLs
Expiration periods:
2022 - 2026	$94,317	$—	$10,932	$40,177
2027-2031	361,595	—	34,034	56,255
2032-2041	—	—	351,159	5,783
Indefinite	—	163,099	131,680	1,177,047

During 2021 and 2020, we were in a three-year cumulative loss on a consolidated, jurisdictional basis in Australia, the Netherlands, the U.K. and the U.S. Such cumulative loss constitutes significant negative evidence (with regards to future taxable income) for assessing likelihood of realization. We also considered positive evidence but concluded it did not outweigh this significant negative evidence of a three-year cumulative loss. Accordingly, we recognized non-cash charges to tax expense of $10 million and $142 million to record a valuation allowance against net U.S. deferred tax assets and $42 million and $28 million against certain net foreign deferred tax assets during 2021 and 2020, respectively. We also reduced a valuation allowance for $18 million in AOCI against net deferred tax assets primarily related to the Netherlands' pension settlement that occurred in the fourth quarter of 2021.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the normal course of business, we are subject to examination by taxing authorities worldwide, including such major jurisdictions as Australia, Canada, Chile, the Netherlands, the U.K. and the U.S. Although we believe our reserves for our tax positions are reasonable, the outcome of tax audits could be materially different, both favorably and unfavorably. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2012.

A summary of unrecognized tax benefits follows:

(in thousands)	2021	2020
Balance at beginning of year	$48,413	$42,394
Change in tax positions of prior years	—	8,166
Change in tax positions of current year	—	—
Reduction in tax positions for statute expirations	(514)	(1,510)
Reduction in tax positions for audit settlements	—	(637)
Balance at end of year	$47,899	$48,413

If recognized, the total amount of unrecognized tax benefits as of December 31, 2021 and 2020, would favorably impact the effective tax rates by $30 million in both years. We had $13 million and $11 million of accrued interest and penalties as of December 31, 2021 and 2020, respectively. We do not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.

U.S. and foreign earnings (loss) from Cont Ops before taxes are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
United States	$(176,271)	$(276,041)	$(873,189)
Foreign	48,566	279,535	33,724
Total	$(127,705)	$3,494	$(839,465)
8.    Supplemental Cash Flow Information
The changes in assets and liabilities included in operating cash flow follow:

	Year Ended December 31,
(in thousands)	2021	2020	2019
(Increase) decrease in:
Accounts and notes receivable, net	$5,393	$138,388	$210,419
Contract assets	(178,632)	280,360	207,467
Other current assets	(167,416)	3,893	(80,248)
Other assets	283,895	76,613	44,707
Increase (decrease) in:
Accounts payable	6,360	(343,113)	(46,873)
Contract liabilities	(175,812)	(53,580)	202,359
Accrued liabilities	108,896	(11,829)	29,880
Other liabilities	(79,336)	(59,684)	63,986
Increase (decrease) in cash due to changes in assets and liabilities	$(196,652)	$31,048	$631,697
Cash paid during the year for:
Interest	$90,299	$65,641	$71,938
Income taxes (net of refunds)	74,589	65,188	204,080

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Partnerships and Joint Ventures
In the normal course of business, we form partnerships or joint ventures primarily for the execution of single contracts or projects. The majority of these partnerships or joint ventures are characterized by a 50% or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Investments in a loss position of $240 million were included in other accrued liabilities as of December 31, 2021 and consisted primarily of provision for anticipated losses on a legacy infrastructure project. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in "Accounts and notes receivable, net" were $204 million and $207 million as of December 31, 2021 and 2020, respectively.
The following is a summary of aggregate, unaudited balance sheet data for unconsolidated entities where our investment is presented as a one-line equity method investment:

	December 31,
(in millions)	2021	2020
Current assets	$10,154	$8,129
Noncurrent assets	3,755	4,744
Current liabilities	7,860	6,301
Noncurrent liabilities	3,527	4,353
The following is a summary of aggregate, unaudited income statement data for unconsolidated entities where the equity method of accounting is used to recognize our share of net earnings or loss of investees:

(in millions)	2021	2020	2019
Revenue	$1,585	$1,196	$1,211
Cost of revenue	1,000	1,094	1,112
Net earnings	52	54	43
During 2021, 2020 and 2019, we evaluated our significant investments and determined that certain of our investments were impaired. As a result, we recognized impairment expense of $28 million, $86 million and $257 million during 2021, 2020 and 2019, respectively.
One of our more significant joint ventures is COOEC Fluor, in which we have a 49% ownership interest. COOEC Fluor owns, operates and manages the Zhuhai Fabrication Yard in China’s Guangdong province. We made a capital contribution of $26 million to the joint venture during the first quarter of 2021, which satisfied our contractual funding requirements.
During 2021, we sold our 10% ownership interest in an infrastructure joint venture and recognized a gain of $20 million, which was included in Urban Solutions' segment profit. During 2020, we sold our interests in three infrastructure joint ventures and recognized a gain of $8 million. We also sold our 50% ownership interest in Sacyr Fluor and recognized a loss of $11 million, which was included in Energy Solutions' segment profit.
Variable Interest Entities
The aggregate carrying value of the unconsolidated VIEs (classified under both "Investments" and "Other accrued liabilities") was a net asset of $30 million and $174 million as of December 31, 2021 and 2020, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse in nature to Fluor. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of December 31, 2021 for the unconsolidated VIEs were $57 million.
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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Guarantees
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support project execution commitments. Performance guarantees have various expiration dates ranging from mechanical completion to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $15 billion as of December 31, 2021. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. There were no liabilities related to performance guarantees as of December 31, 2021 and 2020.
In certain limited circumstances, financial guarantees are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower's obligation.
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
Since May 2018, purported shareholders have filed various complaints against Fluor and certain of its current and former executives in the U.S. District Court for the Northern District of Texas. The plaintiffs purport to represent a class of shareholders who purchased or otherwise acquired Fluor common stock from August 14, 2013 through February 14, 2020, and seek to recover damages arising from alleged violations of federal securities laws. These claims are based on statements concerning Fluor’s internal and disclosure controls, risk management, revenue recognition, and Fluor’s gas-fired power contracts, which plaintiffs assert were materially misleading. As of May 26, 2020, these complaints have been consolidated into one matter. We filed a motion to dismiss the matter on July 1, 2020. The motion was granted in part on May 5, 2021, and as a result the Court dismissed with prejudice all allegations except those related to a single statement made in 2015 about one gas-fired power contract. While no assurance can be given as to the ultimate outcome of this matter, during 2021 we recorded a liability for the estimated resolution of the matter and we also recognized the effects of expected insurance coverage.
Since September 2018, eleven separate purported shareholders' derivative actions were filed against current and former members of the Board of Directors, as well as certain of Fluor’s current and former executives. Fluor is named as a nominal defendant in the actions. These derivative actions purport to assert claims on behalf of Fluor and make substantially the same factual allegations as the securities class action matter discussed above and seek various forms of monetary and injunctive relief. These actions are pending in Texas state court (District Court for Dallas County), the U.S. District Court for the District of Delaware, the U.S. District Court for the Northern District of Texas, and the Court of Chancery of the State of Delaware. Certain of these actions were consolidated and stayed, at least while our motion to dismiss was pending in the securities class action matter. We anticipate seeking a further stay until final resolution of the securities class action. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded any liability as a result of these actions.
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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Various wholly-owned subsidiaries of Fluor, in conjunction with a partner, TECHINT, (“Fluor/TECHINT”) performed engineering, procurement and construction management services on a cost reimbursable basis for Barrick Gold Corporation involving a gold mine and ore processing facility on a site straddling the border between Argentina and Chile. In 2013, Barrick terminated the Fluor/TECHINT agreements for convenience and not due to the performance of Fluor/TECHINT. On August 12, 2016, Barrick filed a notice of arbitration against Fluor/TECHINT, demanding damages and/or a refund of contract proceeds paid of not less than $250 million under various claims relating to Fluor/TECHINT’s alleged performance. Proceedings were suspended while the parties explored a possible settlement. In August 2019, Barrick drew down $36 million of letters of credit from Fluor/TECHINT ($24 million from Fluor and $12 million from TECHINT). Thereafter, Barrick proceeded to reactivate the arbitration. Barrick and Fluor/TECHINT have exchanged detailed statements of claim and counterclaim pursuant to which Barrick’s claim against Fluor/TECHINT now totals approximately $364 million. We believe that the claims asserted by Barrick are without merit and are vigorously defending these claims. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded any liability as a result of these claims.
Other Matters
We have made claims arising from the performance under our contracts. Factors considered in determining whether revenue associated with claims should be recognized include: (a) the legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Similarly, we recognize disputed back charges to suppliers or subcontractors as a reduction of cost when the same requirements have been satisfied. We periodically evaluate our positions and the amounts recognized with respect to all our claims and back charges. As of December 31, 2021 and 2020, we had recorded $215 million and $216 million, respectively, of claim revenue for costs incurred to date. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. We had no material disputed back charges to suppliers or subcontractors as of December 31, 2021 and 2020.
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
In February 2020, we announced that the SEC is conducting an investigation and has requested documents and information related to projects for which we recorded charges in the second quarter of 2019. In April 2020 and January 2022, Fluor received subpoenas from the U.S. Department of Justice (“DOJ”) seeking documents and information related to the second quarter 2019 charges; certain of the projects associated with those charges; and certain project accounting, financial reporting and governance matters. Such inquiries are ongoing, and we have continued to respond to the SEC and DOJ and cooperate in these investigations.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Contract Assets and Liabilities
The following summarizes information about our contract assets and liabilities:

	December 31,
(in millions)	2021	2020
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$709	$590
Contract work in progress - lump sum contracts	223	270
Contract assets	$932	$860

Advance billings deducted from contract assets	$208	$308

	Year Ended December 31,
	2021	2020
Information about contract liabilities:
Provision for anticipated losses on contracts included in contract liabilities	$215	$203
Revenue recognized that was included in contract liabilities as of January 1	848	751
13. Remaining Unsatisfied Performance Obligations

    We estimate that our RUPO will be satisfied over the following periods:

(in millions)	December 31, 2021
Within 1 year	$9,631
1 to 2 years	5,452
Thereafter	3,420
Total RUPO	$18,503
14.    Debt and Letters of Credit
Debt consisted of the following:

	December 31,
(in thousands)	2021	2020
Borrowings under credit facility	$—	$—

Current:
Other borrowings	$911	$4,890
Long-Term:
Senior Notes
2023 Notes	$193,012	$611,250
Unamortized discount on 2023 Notes	(49)	(283)
Unamortized deferred financing costs	(211)	(1,203)
2024 Notes	381,014	500,000
Unamortized discount on 2024 Notes	(1,214)	(2,130)
Unamortized deferred financing costs	(951)	(1,670)
2028 Notes	600,000	600,000
Unamortized discount on 2028 Notes	(854)	(981)
Unamortized deferred financing costs	(3,381)	(3,885)
Total long-term	$1,167,366	$1,701,098

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facility
As of December 31, 2021, letters of credit totaling $429 million were outstanding under our $1.65 billion credit facility, which matures in February 2023. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.65 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.25 billion, all as defined in the credit facility. The credit facility also contains provisions that will require us to provide collateral if we are downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of liens on our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of December 31, 2021, we could have borrowed an additional $779 million under our credit facility.
In February 2022, we amended our credit facility to extend the maturity to February 2025, increase the size of the facility to $1.8 billion and decrease the debt-to-capitalization ratio to 0.60 to 1.00.
Uncommitted Lines of Credit
As of December 31, 2021, letters of credit totaling $896 million were outstanding under uncommitted lines of credit, although no amounts were drawn.
Senior Notes
In September 2021, we completed a tender offer in which we repurchased $375 million of 2023 Notes and $108 million of 2024 Notes, excluding accrued interest. Additionally, we redeemed $26 million of outstanding 2023 and 2024 Notes in open market transactions during the 2021 period. We used the proceeds from the issuance of CPS to redeem the 2023 and 2024 Notes. We recognized $20 million in losses related to these redemptions which is included in interest expense.
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
15. Preferred Stock

In May 2021, we issued 600,000 shares of Series A 6.5% cumulative perpetual CPS in a private placement transaction involving a limited number of qualified institutional buyers.

The CPS, with respect to dividend rights or rights upon liquidation, winding-up or dissolution of Fluor, ranks senior to all classes of common stock and to any other class of capital stock or series of preferred stock that may be established (except in certain circumstances). The CPS is, however, junior to our existing and future debt.

The CPS does not have a maturity date. Cumulative cash dividends on the preferred stock are payable at an annual rate of 6.5% quarterly in arrears on February 15, May 15, August 15 and November 15, upon declaration of the dividend by our Board of Directors. Dividends accumulate from the most recent date on which dividends have been paid. CPS dividends of $9

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million and $10 million were paid in August 2021 and October 2021, respectively. In January 2022, our Board of Directors approved the payment of a preferred stock dividend of $10 million.

Each share of preferred stock has a liquidation preference of $1,000 per share, plus accumulated but unpaid dividends, and is convertible, at the holder's option at any time into 44.9585 shares of our common stock per share of preferred stock. The conversion rate is subject to certain customary adjustments, but no payment or adjustment for accumulated but unpaid dividends will be made upon conversion, subject to certain limited exceptions. The preferred stock may not be redeemed by us; however, we may, at any time on or after May 20, 2022, elect to cause all outstanding shares of preferred stock to be automatically converted into shares of our common stock at the conversion rate, subject to certain conditions (and, if such automatic conversion occurs prior to May 20, 2024, the payment of a cash make-whole premium). If a make-whole fundamental change, as defined in the certificate of designations for the preferred stock, occurs, we will in certain circumstances be required to increase the conversion rate for a holder who elects to convert shares of preferred stock in connection with such make-whole fundamental change.

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
We perform procedures to verify the reasonableness of pricing information received from third parties for significant assets and liabilities classified as Level 2. The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2021				December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$11,952	$11,952	$—	$—	$9,626	$9,626	$—	$—
Derivative assets(2)
Foreign currency	15,308	—	15,308	—	22,667	—	22,667	—
Commodity	5,225	—	5,225	—	806	—	806	—
Liabilities:
Derivative liabilities(2)
Foreign currency	$6,528	$—	$6,528	$—	$2,571	$—	$2,571	$—
Commodity	232	—	232	—	5,059	—	5,059	—

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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have measured assets and liabilities held for sale and certain other impaired assets at fair value on a nonrecurring basis. The following summarizes information about financial instruments that are not required to be measured at fair value:

		December 31, 2021		December 31, 2020
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,295,437	$1,295,437	$1,180,024	$1,180,024
Cash equivalents(2)	Level 2	913,945	913,945	1,018,757	1,018,757
Marketable securities, current(2)	Level 2	127,222	127,222	23,345	23,345
Notes receivable, including noncurrent portion(3)	Level 3	10,249	10,249	28,488	28,488
Liabilities:
2023 Senior Notes(4)	Level 2	$192,752	$195,957	$609,764	$578,554
2024 Senior Notes(4)	Level 2	378,849	399,177	496,200	494,045
2028 Senior Notes(4)	Level 2	595,765	629,754	595,134	599,220
Other borrowings(5)	Level 2	911	911	4,890	4,890
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
(5)Other borrowings represent bank loans and other financing arrangements which mature within one year. The carrying amount of borrowings under these arrangements approximates fair value because of the short-term maturity.
17.    Property, Plant and Equipment
Property, plant and equipment is as follows:

	December 31,
(cost in thousands)	2021	2020
Land	$41,425	$42,854
Buildings	248,289	265,369
Building and leasehold improvements	137,039	150,613
Machinery and equipment	731,198	804,252
Furniture and fixtures	114,230	117,271
Assets under development	18,488	14,867
	1,290,669	1,395,226
Less accumulated depreciation	(904,080)	(931,399)
Net property, plant and equipment	$386,589	$463,827
18.    Stock-Based Compensation
Equity Awards
Stock-based compensation totaled $27 million, $22 million and $36 million during 2021, 2020 and 2019, respectively. There were no tax benefits recognized related to stock-based compensation during these periods.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes RSU, restricted stock and stock option activity:

	RSU or Restricted Stock		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2018	985,132	$53.78	4,589,385	$60.25
Granted	1,356,303	32.68	1,192,108	22.47
Forfeited or expired	(173,604)	39.57	(351,885)	60.56
Vested/exercised	(507,520)	47.72	(48,131)	30.46
Outstanding as of December 31, 2019	1,660,311	$39.88	5,381,477	$52.13
Granted	1,355,975	10.30	975,290	11.06
Forfeited or expired	(114,352)	33.74	(603,835)	59.46
Vested/exercised	(643,340)	42.23	—	—
Outstanding as of December 31, 2020	2,258,594	$21.76	5,752,932	$44.40
Granted	596,391	18.67	481,626	17.96
Forfeited or expired	(132,713)	18.78	(659,216)	58.37
Vested/exercised	(810,560)	30.83	(84,416)	8.81
Outstanding as of December 31, 2021	1,911,712	$17.16	5,490,926	$40.95
Options exercisable as of December 31, 2021			3,519,747	$54.31
Remaining unvested options outstanding and expected to vest			1,951,467	$17.09
Our stock-based plans provide that RSUs and restricted stock may not be sold or transferred until service-based restrictions have lapsed. Generally, upon termination of employment, RSUs and restricted stock which have not vested are forfeited. RSUs granted to executives in 2021, 2020 and 2019 generally vest over 3 years. RSUs granted to one executive in 2020 vest over 5 years. RSUs granted to directors in 2021, 2020 and 2019 vested upon grant. RSUs awarded to directors in 2019 (as well as one RSU award to a director in 2020) are subject to a post-vest holding period of 3 years. The fair value of RSUs that vested during 2021, 2020 and 2019 was $14 million, $5 million and $14 million, respectively. The balance of unamortized RSU expense as of December 31, 2021 was $6 million, which is expected to be recognized over a weighted-average period of 2.0 years.
The exercise price of options represents the closing price of our common stock on the date of grant. The options granted in 2021, 2020 and 2019 generally vest over 3 years and expire 10 years after the grant date. Options granted to one executive in 2020 vest over 5 years. The aggregate intrinsic value of stock options exercised during 2021 and 2019 was $0.8 million and $0.3 million, respectively. There were no stock option exercises during 2020. The balance of unamortized stock option expense as of December 31, 2021 was $3 million, which is expected to be recognized over a weighted-average period of 1.0 year.
The grant date fair value of options and other significant assumptions follow:

	2021	January 1 - November 30, 2020	December 31, 2020	January 1 - September 30, 2019	October 1 - December 31, 2019
Weighted average grant date fair value	$8.94	$4.59	$9.05	$7.99	$6.93
Expected life of options (in years)	4.5	4.6	7.2	5.6	5.4
Risk-free interest rate	0.7%	0.4%	0.5%	2.6%	1.7%
Expected volatility	62%	65%	61%	33%	47%
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.84	$0.40

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The computation of the expected volatility assumption used in the Black-Scholes calculations is based on a 50/50 blend of historical and implied volatility. Information related to options outstanding as of December 31, 2021 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share
$8.81 - $29.50	2,413,093	8.4	$17.64	456,853	8.0	$21.34
$46.07 - $62.50	2,671,436	3.5	56.19	2,658,332	3.5	56.19
$70.76 - $79.19	406,407	2.1	79.19	404,562	2.1	79.19
	5,490,936	5.6	$40.95	3,519,747	4.0	$54.31
As of December 31, 2021, options outstanding and options exercisable had an aggregate intrinsic value of $19 million and $3 million, respectively .
During 2021, 2020 and 2019, performance-based award units totaling 613,868; 1,156,365; and 350,532, respectively, were awarded to Section 16 officers. These awards generally cliff vest after a period of 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter. Accordingly, only one-third of the units awarded in any given year are deemed to be granted each year of the 3 year vesting periods. During 2021, the following units were granted based upon the establishment of performance targets:

	Performance-based Award Units Granted in 2021	Weighted Average Grant Date Fair Value Per Share
2021 Performance Award Plan	204,623	$20.49
2020 Performance Award Plan	385,455	$19.98
2019 Performance Award Plan	116,844	$20.18
For awards granted under the 2021, 2020 and 2019 performance award plans, the number of units are adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the award agreements.
The balance of unamortized compensation expense associated with performance-based award units as of December 31, 2021 was less than $2 million, which is expected to be recognized over a weighted-average period of 1.0 years.
Liability Awards
We grant SGI awards in the form of stock units, determined by dividing the target amount by the closing price of our common stock at the grant date. Each stock unit represents the right to receive cash equal to the value of one share of our common stock upon vesting. SGI awards granted to executives vest and become payable at a rate of one-third of the total award each year. Compensation expense of $67 million, $25 million and $6 million related to SGI awards was included in G&A in 2021, 2020 and 2019, respectively. Liabilities associated with SGI awards were $73 million and $29 million as of December 31, 2021 and 2020, respectively.
During 2021, 2020 and 2019, performance-based awards were awarded to non-Section 16 executives and will be settled in cash. Compensation expense of $7 million, $3 million and $8 million related to these performance-based awards was included in G&A in 2021, 2020 and 2019, respectively. Liabilities associated with these awards were $7 million and $16 million as of December 31, 2021 and 2020, respectively.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    Retirement Plans
DC Plans
Domestic and international DC plans are available to eligible salaried and craft employees. Company contributions to DC plans are based on an employee's eligible compensation and participation rate. We recognized expense of $128 million, $130 million and $115 million associated with contributions to our DC plans during 2021, 2020 and 2019, respectively.
DB Plans
Certain DB plans are available to eligible international salaried employees. Contributions to DB plans are at least the minimum amounts required by applicable regulations. Benefit payments under these plans are generally based upon length of service and/or qualifying compensation.
Net periodic pension expense for our DB Plans included the following components:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Service cost	$17,490	$18,129	$15,750
Interest cost	7,333	9,899	19,617
Expected return on assets	(28,577)	(26,304)	(32,645)
Amortization of prior service credit	(856)	(903)	(886)
Recognized net actuarial loss	5,875	5,806	10,303
Curtailments	15	—	—
(Gain) loss on settlements	198,132	(406)	137,898
Net periodic pension expense(1)	$199,412	$6,221	$150,037

(1) Net periodic pension expense of $1 million, $2 million and $2 million during 2021, 2020 and 2019, respectively, was reported as Disc Ops.

The service cost component of net periodic pension expense is presented in “Cost of revenue” and the other components of net periodic pension expense are presented in “G&A” and "(Gain) loss on pension settlement".

Plan Settlements
Our largest DB plan, which provided retirement benefits to certain employees in the Netherlands, was terminated in December 2021, at which point the remaining benefit obligations were transferred to a plan not sponsored by Fluor and we were substantially relieved of any further obligation. Our DB plan in the United Kingdom was terminated in December 2019, at which point the remaining benefit obligations were transferred to an insurer and we were relieved of any further obligation. The loss on settlement in both years consisted primarily of unrecognized actuarial losses included in AOCI and did not impact our cash position. Retirement benefits in these countries are now administered through DC plans.
DB Plan Assumptions
The ranges of assumptions indicated below cover DB plans in the Netherlands, Germany and the Philippines and are based on the economic environment in each host country at the end of each reporting period. The discount rates for the DB plans were determined primarily based on a hypothetical yield curve developed from the yields on high quality corporate and government bonds with durations consistent with the pension obligations in those countries. The expected long-term rate of return on asset assumptions utilizing historical returns, correlations and investment manager forecasts are established for all relevant asset classes including international equities and government, corporate and other debt securities.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31,
	2021	2020	2019
For determining PBO at year-end:
Discount rates	1.20-4.75%	0.80-3.50%	1.20-4.75%
Rates of increase in compensation levels	2.25-5.00%	2.25-6.00%	2.25-6.00%
For determining net periodic cost for the year:
Discount rates	0.80-3.50%	1.20-4.75%	1.80-7.25%
Rates of increase in compensation levels	2.25-6.00%	2.25-6.00%	2.25-7.00%
Expected long-term rates of return on assets	0.80-5.70%	1.20-5.60%	1.80-8.20%
We evaluate the funded status of each of our DB plans using the above assumptions and determine the appropriate funding level in light of applicable regulatory requirements, tax deductibility, reporting considerations and other factors. The funding status of the plans is sensitive to changes in long-term interest rates and returns on plan assets, and funding obligations could increase substantially if interest rates fall dramatically or returns on plan assets are below expectations. Assuming no changes in current assumptions, we expect to contribute up to $13 million to our DB plans in 2022, which is expected to be in excess of the minimum funding required. If the discount rates were reduced by 25 basis points, plan liabilities would increase by approximately $5 million.
DB Plan Assets
The following table sets forth the target and actual allocations of plan assets:

		December 31,
	2021 Target Allocation	2021	2020
Asset category:
Debt securities	25% - 35%	28%	63%
Equity securities	10% - 20%	17%	28%
Other	50% - 60%	55%	9%
Total		100%	100%
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
Plan assets included investments in common or collective trusts ("CCTs"), which offer efficient access to diversified investments across various asset categories. The estimated fair value of the investments in the CCTs represents the net asset value of the shares or units of such funds as determined by the issuer. At the present time, there no restrictions on how the plans may redeem their investments.
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

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity securities span various industries and are comprised of common stocks of international companies as well as CCTs with underlying investments in common and preferred stocks. Publicly traded corporate equity securities are valued based on the closing price of an active market or exchange. Inactive securities are valued at the last reported bid price. As of December 31, 2021 and 2020, direct investments in equity securities were concentrated in international securities.
Other plan assets include guaranteed investment contracts and CCTs. Guaranteed investment contracts are insurance contracts that guarantee a principal repayment and a stated rate of interest. The estimated fair value of these insurance contracts, which are Level 3 assets, represents the discounted value of guaranteed benefit payments. CCTs hold underlying investments primarily in commodities.
The following table delineates the fair value of the plan assets and liabilities of our DB Plans:

	December 31, 2021				December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Equity securities:
Common stock	$4,798	$4,798	$—	$—	$5,252	$5,252	$—	$—
CCTs	758	—	758	—	230,135	—	230,135	—
Debt securities:
Corporate bonds	45	—	45	—	532	—	532	—
Government securities	9,287	—	9,287	—	12,036	—	12,036	—
CCTs	—	—	—	—	507,691	—	507,691	—
Other:
Guaranteed investment contracts	17,931	—	—	17,931	20,588	—	—	20,588
CCTs	—	—	—	—	51,679	—	51,679	—
Plan assets measured at fair value, net	$32,819	$4,798	$10,090	$17,931	$827,913	$5,252	$802,073	$20,588
Plan assets not measured at fair value, net	55				1,507
Total plan assets, net	$32,874				$829,420
The following table presents information about Level 3 fair value measurements:

(in thousands)	2021	2020
Balance at beginning of year	$20,588	$19,650
Actual return on plan assets:
Assets still held at reporting date	(1,565)	2,092
Assets sold during the period	—	—
Purchases	224	343
Settlements	(1,316)	(1,497)
Balance at end of year	$17,931	$20,588

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents expected future benefit payments related to our DB Plans:

Year Ended December 31,	(in thousands)
2022	$4,383
2023	4,186
2024	4,141
2025	4,116
2026	3,987
2027 — 2031	25,810

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the change in PBO, plan assets and funded status of the plans:

	December 31,
(in thousands)	2021	2020
Change in PBO:
Benefit obligation at beginning of year	$869,835	$748,784
Service cost	17,490	18,129
Interest cost	7,333	9,899
Employee contributions	2,643	2,860
Currency translation	(32,064)	72,178
Actuarial (gain)/loss (primarily due to plan experience in 2021 and assumption changes in 2020)	52,190	58,258
Benefits paid	(15,582)	(17,224)
Curtailments	(415)	(6,574)
Settlements	(798,679)	(16,475)
PBO at end of year	102,751	869,835
Change in plan assets:
Plan assets at beginning of year	829,420	710,663
Actual return on plan assets	30,326	55,819
Company contributions	12,886	24,752
Employee contributions	2,643	2,860
Currency translation	(28,140)	69,025
Benefits paid	(15,582)	(17,224)
Settlements	(798,679)	(16,475)
Plan assets at end of year	32,874	829,420
Funded status — (Under)/overfunded	$(69,877)	$(40,415)
Amounts recognized in the Consolidated Balance Sheet:
Pension assets included in other assets	$—	$—
Pension liabilities included in other accrued liabilities	—	—
Pension liabilities included in current liabilities related to assets held for sale	(22,248)	(25,617)
Pension liabilities included in noncurrent liabilities	(47,629)	(14,798)
AOCI (pre-tax)	$3,042	$161,534
Plans with PBO in excess of plan assets:
PBO	$102,751	$869,835
Plan assets	32,874	829,420
Plans with ABO in excess of plan assets:
ABO	$40,374	$45,757
Plan assets	17,931	20,588
The total ABO for all DB Plans as of December 31, 2021 and 2020 was $55 million and $793 million, respectively.
Multiemployer Pension Plans
In addition to our DB plans, we participate in multiemployer pension plans for unionized construction and maintenance craft employees. Company contributions are based on the hours worked by employees covered under various collective bargaining agreements and totaled $44 million, $38 million and $32 million during 2021, 2020 and 2019, respectively. Upon withdrawal from a multiemployer plan, we may have an obligation to make additional contributions for our share of any unfunded benefit obligation, but only if we do not meet the requirements of any applicable exemptions. For one of our discontinued operations, we participate in a multiemployer plan in which we are aware of a significant unfunded benefit obligation. However, we believe we qualify for an exemption and do not believe we have a probable payment to the plan.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Therefore, we have not recognized a liability related to this unfunded benefit obligation. The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because we are not responsible for the current or future funding of these plans.
20.    Other Noncurrent Liabilities
We have deferred compensation plans and other retirement arrangements for executives which generally provide for payments upon retirement, death or termination of employment. As of December 31, 2021 and 2020, the obligations related to these plans totaled $324 million and $329 million, respectively, within noncurrent liabilities. To fund these obligations, we have established non-qualified trusts, which are included in noncurrent assets. These trusts hold life insurance policies and marketable securities. These trusts were valued at $330 million and $350 million as of December 31, 2021 and 2020, respectively. Periodic changes in the value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate changes to the obligations which are also reflected in earnings.
We maintain appropriate levels of insurance for business risks, including workers compensation and general liability. Insurance coverages contain various retention amounts for which we provide accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. As of December 31, 2021 and 2020, insurance liabilities of $58 million and $70 million, respectively, were included in noncurrent liabilities.
21.    Leases
The following summarizes lease expense:

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
Lease Expense / (Sublease Income)	Cont Ops	Disc Ops	Cont Ops	Disc Ops	Cont Ops	Disc Ops
(in thousands)
Operating lease cost	$48,738	$27,463	$55,889	$28,842	$61,306	$30,093
Finance lease cost
Amortization of right-of-use assets	833	4,095	345	983	363	1,058
Interest on lease liabilities	13	432	15	124	34	34
Variable lease cost (1)	9,654	457	6,961	454	19,231	—
Short-term lease cost	69,381	67,077	50,750	66,311	70,815	92,729
Sublease income	(2,091)	(274)	(3,050)	(14,026)	(2,596)	(32,141)
Total lease expense	$126,528	$99,250	$110,910	$82,688	$149,153	$91,773
(1)Primarily relates to rent escalation due to cost of living indexation and payments for property taxes, insurance or common area maintenance based on actual assessments.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to our right-of use assets and lease liabilities follows:

		December 31, 2021		December 31, 2020
Lease Assets / Liabilities	Balance Sheet Classification	Cont Ops	Disc Ops	Cont Ops	Disc Ops
(in thousands)
Right-of-use assets
Operating lease assets	Other assets	$104,752	$—	$137,725	$—
Operating lease assets	Current assets held for sale	—	73,822	—	79,843
Finance lease assets	Other assets	892	—	281	—
Finance lease assets	Current assets held for sale	—	20,115	—	9,188
Total right-of-use assets		$105,644	$93,937	$138,006	$89,031
Lease liabilities
Operating lease liabilities, current	Other accrued liabilities	$35,136	$—	$42,232	$—
Operating lease liabilities, noncurrent	Noncurrent liabilities	87,400	—	119,055	—
Operating lease liabilities	Current liabilities held for sale	—	74,648	—	80,103
Finance lease liabilities, current	Other accrued liabilities	693	—	8	—
Finance lease liabilities, noncurrent	Noncurrent liabilities	202	—	—	—
Finance lease liabilities	Current liabilities held for sale	—	17,876	—	8,433
Total lease liabilities		$123,431	$92,524	$161,295	$88,536
Supplemental information related to our leases follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Cont Ops	Disc Ops	Cont Ops	Disc Ops
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54,696	$28,322	$61,275	$29,154
Operating cash flows from finance leases	13	432	15	124
Financing cash flows from finance leases	557	5,909	451	1,676
Right-of-use assets obtained in exchange for new operating lease liabilities	12,726	24,350	13,177	7,294
Right-of-use assets obtained in exchange for new finance lease liabilities	1,384	19,144	—	8,663
Weighted-average remaining lease term - operating leases	4.0 years	8.6 years	4.5 years	9.2 years
Weighted-average remaining lease term - finance leases	1.4 years	4.9 years	2.8 years	5.0 years
Weighted-average discount rate - operating leases	3.1%	2.3%	3.0%	2.8%
Weighted-average discount rate - finance leases	1.2%	2.1%	3.4%	2.8%

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The remaining lease payments under our operating and finance leases follows:

	Cont Ops		Disc Ops
Year Ended December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
(in thousands)
2022	$38,393	$645	$22,690	$6,383
2023	33,745	259	13,731	5,157
2024	22,787	—	9,889	3,392
2025	18,582	—	6,202	3,036
2026	11,302	—	3,901	563
Thereafter	6,002	—	25,854	—
Total lease payments	$130,811	$904	$82,267	$18,531
Less: Interest	(8,275)	(9)	(7,619)	(655)
Present value of lease liabilities	$122,536	$895	$74,648	$17,876
22.    Derivatives and Hedging
Derivatives Designated as Hedges
As of December 31, 2021, we had total gross notional amounts of $240 million of foreign currency contracts outstanding (primarily related to the Canadian Dollar, Chinese Yuan and Euro) that were designated as hedges. The foreign currency contracts are of varying duration, none of which extend beyond December 2024. There were no commodity contracts outstanding that were designated as hedges as of December 31, 2021.
The fair values of derivatives designated as hedging instruments follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	December 31, 2021	December 31, 2020	Balance Sheet Location	December 31, 2021	December 31, 2020
Foreign currency contracts	Other current assets	$6,947	$20,004	Other accrued liabilities	$19	$4
Commodity contracts	Other current assets	—	—	Other accrued liabilities	—	—
Foreign currency contracts	Other assets	2,990	2,184	Noncurrent liabilities	26	25
Total		$9,937	$22,188		$45	$29

The after-tax amount of gain (loss) recognized in OCI and reclassified from AOCI into earnings associated with derivative instruments designated as cash flow hedges follows:

	After-Tax Amount of Gain (Loss) Recognized in OCI				After-Tax Amount of Gain (Loss) Reclassified from AOCI into Earnings
Cash Flow Hedges (in thousands)	2021	2020	2019	Location of Gain (Loss)	2021	2020	2019
Foreign currency contracts	$10,752	$19,608	$1,043	Cost of revenue	$20,212	$2,382	$(1,041)
Commodity contracts	—	(107)	460	Cost of revenue	—	(100)	453
Interest rate contracts	—	—	—	Interest expense	(114)	(1,678)	(1,049)
Total	$10,752	$19,501	$1,503		$20,098	$604	$(1,637)
Derivatives Not Designated as Hedges
As of December 31, 2021, we also had total gross notional amounts of $259 million of foreign currency contracts and $32 million of commodity contracts outstanding that were not designated as hedges. The foreign currency contracts primarily related to contract obligations denominated in nonfunctional currencies. The fair value of derivatives not designated as hedges, as well as the associated gains and losses were not material for any period presented.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.     Other Comprehensive Income (Loss)
    The components of OCI follow:

	Year Ended December 31,
	2021			2020			2019
(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$(37,422)	$(11)	$(37,433)	$(17,127)	$—	$(17,127)	$101,096	$(35,596)	$65,500
Ownership share of equity method investees' OCI	545	(2,237)	(1,692)	(21,837)	3,309	(18,528)	(15,630)	3,846	(11,784)
DB plan adjustments	153,285	(52,313)	100,972	(19,392)	—	(19,392)	150,427	(44,975)	105,452
Unrealized gain (loss) on hedges	(11,068)	1,722	(9,346)	23,531	(4,634)	18,897	4,734	(1,594)	3,140
Total OCI	105,340	(52,839)	52,501	(34,825)	(1,325)	(36,150)	240,627	(78,319)	162,308
Less: OCI attributable to NCI	1,334	—	1,334	883	—	883	(1,350)	—	(1,350)
OCI attributable to Fluor Corporation	$104,006	$(52,839)	$51,167	$(35,708)	$(1,325)	$(37,033)	$241,977	$(78,319)	$163,658

The changes in AOCI balances follow:

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2020	$(260,960)	$(53,984)	$(118,589)	$16,627	$(416,906)
OCI before reclassifications	(38,767)	(2,259)	(50,482)	10,752	(80,756)
Amounts reclassified from AOCI	—	567	151,454	(20,098)	131,923
Net OCI	(38,767)	(1,692)	100,972	(9,346)	51,167
Balance as of December 31, 2021	$(299,727)	$(55,676)	$(17,617)	$7,281	$(365,739)
Attributable to NCI:
Balance as of December 31, 2020	$(4,168)	$—	$—	$—	$(4,168)
OCI before reclassifications	1,334	—	—	—	1,334
Amount reclassified from AOCI	—	—	—	—	—
Net OCI	1,334	—	—	—	1,334
Balance as of December 31, 2021	$(2,834)	$—	$—	$—	$(2,834)

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2019	$(242,950)	$(35,456)	$(99,197)	$(2,270)	$(379,873)
OCI before reclassifications	(18,010)	(19,076)	(22,921)	19,501	(40,506)
Amounts reclassified from AOCI	—	548	3,529	(604)	3,473
Net OCI	(18,010)	(18,528)	(19,392)	18,897	(37,033)
Balance as of December 31, 2020	$(260,960)	$(53,984)	$(118,589)	$16,627	$(416,906)
Attributable to NCI:
Balance as of December 31, 2019	$(5,051)	$—	$—	$—	$(5,051)
OCI before reclassifications	883	—	—	—	883
Amount reclassified from AOCI	—	—	—	—	—
Net OCI	883	—	—	—	883
Balance as of December 31, 2020	$(4,168)	$—	$—	$—	$(4,168)

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands)	Foreign Currency Translation	Ownership Share of Equity Method Investees' OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2018	$(309,800)	$(23,672)	$(204,649)	$(5,410)	$(543,531)
OCI before reclassifications	19,957	(12,304)	4,006	1,503	13,162
Amounts reclassified from AOCI	46,893	520	101,446	1,637	150,496
Net OCI	66,850	(11,784)	105,452	3,140	163,658
Balance as of December 31, 2019	$(242,950)	$(35,456)	$(99,197)	$(2,270)	$(379,873)
Attributable to NCI:
Balance as of December 31, 2018	$(3,701)	$—	$—	$—	$(3,701)
OCI before reclassifications	(1,350)	—	—	—	(1,350)
Amount reclassified from AOCI	—	—	—	—	—
Net OCI	(1,350)	—	—	—	(1,350)
Balance as of December 31, 2019	$(5,051)	$—	$—	$—	$(5,051)
The reclassifications out of AOCI follow:

	Location in Consolidated Statement of Operations	Year Ended December 31,
(in thousands)		2021	2020	2019
Component of AOCI:
Foreign currency translation adjustment	Impairment, restructuring & other exit costs	$—	$—	$(84,286)
Income tax benefit	Income tax expense (benefit)	—	—	37,393
Net of tax		$—	$—	$(46,893)

Ownership share of equity method investees' OCI	Cost of revenue	$(756)	$(730)	$(695)
Income tax benefit	Income tax expense (benefit)	189	182	175
Net of tax		$(567)	$(548)	$(520)

DB plan adjustments	Various accounts(1)	$(202,733)	$(3,529)	$(146,579)
Income tax benefit	Income tax expense (benefit)	51,279	—	45,133
Net of tax		$(151,454)	$(3,529)	$(101,446)

Unrealized gain (loss) on hedges:
Commodity and foreign currency contracts	Various accounts(2)	$26,576	$1,837	$(1,370)
Interest rate contracts	Interest expense	(1,189)	(1,678)	(1,678)
Income tax benefit	Income tax expense (benefit)	(5,289)	445	1,411
Net of tax:		$20,098	$604	$(1,637)

(1)DB plan adjustments were reclassified to "G&A" and "Loss on pension settlement".
(2)Gains and losses on commodity and foreign currency derivatives were reclassified to "Cost of revenue" and "G&A".
24. Discontinued Operations
In the first quarter of 2021, we committed to a plan to sell our Stork business, which had previously represented the majority of operations from our former diversified services segment. We sold the North American operations of the AMECO equipment business in May 2021 for $71 million and recognized a loss on the sale of $27 million. In August 2020, we sold our

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AMECO equipment business in Jamaica for $18 million and recognized a loss of $1 million. Smaller AMECO operations in South America and Africa remain held for sale.
Impairment expense, included in Disc Ops, is summarized as follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
(in thousands)	Stork	AMECO	Stork	AMECO	Stork	AMECO
Impairment expense:
Goodwill (1)	$12,700	$—	$168,568	$12,300	$—	$2,125
Intangible customer relationships (2)	—	—	26,671	—	33,657	—
Fair value adjustment and expected costs associated with sale (3)	180,500	53,085	—	133,400	—	—
Total impairment expense	$193,200	$53,085	$195,239	$145,700	$33,657	$2,125
(1) As part of our assessment of goodwill in 2020, the fair value of the reporting units was determined using an income based approach that utilized unobservable Level 3 inputs, including significant management assumptions such as expected awards, forecasted revenue and operating margins, weighted average cost of capital, working capital assumptions and general market trends and conditions.
(2) The customer relationships' valuation approach utilized unobservable Level 3 inputs including ranges of assumptions of long-term revenue growth from 2% to 5.5% with a weighted average of 2.4%, weighted average cost of capital of 12% and a customer attrition factor of 10%.
(3) The fair value of the Stork and AMECO assets were determined using a combination of observable level 2 inputs in 2021, including indicative offers and ongoing negotiations for the related assets, and an income based approach that utilized unobservable Level 3 inputs in 2020, including significant management assumptions such as expected awards, forecasted revenue and operating margins, weighted average cost of capital, working capital assumptions and general market trends and conditions.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disc Ops information follows:

	Year Ended December 31, 2021				Year Ended December 31, 2020				Year Ended December 31, 2019
(in thousands)	Stork	AMECO	Other	Total	Stork	AMECO	Other	Total	Stork	AMECO	Other	Total
Revenue	$1,599,705	$122,263	$—	$1,721,968	$1,509,238	$216,994	$—	$1,726,232	$1,805,705	$317,371	$—	$2,123,076
Cost of revenue	(1,559,327)	(124,948)	(9,106)	(1,693,381)	(1,514,374)	(195,024)	(13,198)	(1,722,596)	(1,794,266)	(354,782)	21,152	(2,127,896)
Gross profit	40,378	(2,685)	(9,106)	28,587	(5,136)	21,970	(13,198)	3,636	11,439	(37,411)	21,152	(4,820)

G&A	(4,351)	—	—	(4,351)	—	(234)	—	(234)	—	(239)	—	(239)
Impairment, restructuring and other exit costs	(193,200)	(53,085)	—	(246,285)	(196,503)	(146,430)	—	(342,933)	(92,906)	(121,252)	—	(214,158)
Loss on sale of AMECO	—	(26,670)	—	(26,670)	—	(1,390)	—	(1,390)	—	—	—	—
Foreign currency gain (loss)	(228)	(157)	—	(385)	(2,078)	55	—	(2,023)	(413)	(1,265)	—	(1,678)
Operating profit (loss)	(157,401)	(82,597)	(9,106)	(249,104)	(203,717)	(126,029)	(13,198)	(342,944)	(81,880)	(160,167)	21,152	(220,895)

Interest (expense) income, net	(4,995)	27	—	(4,968)	(4,633)	(159)	—	(4,792)	(7,365)	341	—	(7,024)
Earnings (loss) before taxes from Disc Ops	(162,396)	(82,570)	(9,106)	(254,072)	(208,350)	(126,188)	(13,198)	(347,736)	(89,245)	(159,826)	21,152	(227,919)
Income tax (expense) benefit	(3,480)	—	—	(3,480)	(2,736)	(3,957)	—	(6,693)	(3,265)	3,938	(4,447)	(3,774)
Net earnings (loss) from Disc Ops	$(165,876)	$(82,570)	$(9,106)	$(257,552)	$(211,086)	$(130,145)	$(13,198)	$(354,429)	$(92,510)	$(155,888)	$16,705	$(231,693)

Less: Net earnings (loss) from Disc Ops attributable to NCI	$883	$(1)	$—	$882	$1,537	$1	$—	$1,538	$7,169	$660	$—	$7,829
Net earnings (loss) from Disc Ops attributable to Fluor	$(166,759)	$(82,569)	$(9,106)	$(258,434)	$(212,623)	$(130,146)	$(13,198)	$(355,967)	$(99,679)	$(156,548)	$16,705	$(239,522)
In August 2019, we settled legal matters related to a previously divested business. The resulting gain and all associated legal fees were included in "Other" in the table above.

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes information related to assets and liabilities classified as held for sale:

	December 31, 2021						December 31, 2020
(in thousands)	Stork	AMECO	Other	Total from Disc Ops	Other Assets and Liabilities from Cont Ops	Total	Stork	AMECO	Other	Total from Disc Ops	Other Assets and Liabilities from Cont Ops	Total
Accounts and notes receivable, net	$237,808	$26,355	$5,176	$269,339	$—	$269,339	$245,105	$42,797	$10,475	$298,377	$—	$298,377
Contract assets	134,516	—	—	134,516	—	134,516	108,152	2,188	—	110,340	—	110,340
Other current assets	41,126	18,853	—	59,979	—	59,979	45,384	73,618	—	119,002	—	119,002
Current assets held for sale	413,450	45,208	5,176	463,834	—	463,834	398,641	118,603	10,475	527,719	—	527,719

Property, plant and equipment, net	98,425	—	—	98,425	22,000	120,425	97,258	67,380	—	164,638	24,538	189,176
Goodwill	113,816	—	—	113,816	—	113,816	141,889	—	—	141,889	—	141,889
Investments	3,339	—	—	3,339	7,028	10,367	4,649	—	—	4,649	5,064	9,713
Other assets	125,306	21,107	—	146,413	—	146,413	135,421	13,810	—	149,231	—	149,231
Noncurrent assets held for sale (1)	340,886	21,107	—	361,993	29,028	391,021	379,217	81,190	—	460,407	29,602	490,009
Total assets held for sale	$754,336	$66,315	$5,176	$825,827	$29,028	$854,855	$777,858	$199,793	$10,475	$988,126	$29,602	$1,017,728

Accounts payable	$114,683	$6,423	$507	$121,613	$—	$121,613	$116,580	$17,388	$13	$133,981	$—	$133,981
Short-term borrowings	16,975	—	—	16,975	—	16,975	20,525	—	—	20,525	—	20,525
Contract liabilities	54,421	10	—	54,431	—	54,431	46,997	782	—	47,779	—	47,779
Accrued salaries, wages and benefits	60,519	1,164	—	61,683	—	61,683	57,626	7,152	—	64,778	—	64,778
Other accrued liabilities	290,853	51,506	—	342,359	—	342,359	113,965	11,977	—	125,942	—	125,942
Current liabilities held for sale	537,451	59,103	507	597,061	—	597,061	355,693	37,299	13	393,005	—	393,005

Noncurrent liabilities held for sale(1)	87,793	11,809	—	99,602	—	99,602	98,940	9,478	—	108,418	—	108,418
Total liabilities held for sale	$625,244	$70,912	$507	$696,663	$—	$696,663	$454,633	$46,777	$13	$501,423	$—	$501,423
(1)    Noncurrent assets and liabilities held for sale were classified as current as we expect to complete the sale of Stork and the remaining AMECO operations early in 2022.
    Our cash flow information for 2021, 2020 and 2019 included the following activities related to Disc Ops:

	Year Ended December 31,
(in thousands)	2021			2020			2019
	Stork	AMECO	Total	Stork	AMECO	Total	Stork	AMECO	Total
Impairment expense	$193,200	$53,085	$246,285	$195,239	$145,700	$340,939	$64,335	$32,428	$96,763
Depreciation of fixed assets	5,417	—	5,417	21,849	—	21,849	24,203	54,568	78,771
Amortization of stock-based awards	—	—	—	—	56	56	—	123	123
Capital expenditures	(16,861)	(11,019)	(27,880)	(21,087)	(26,913)	(48,000)	(28,185)	(73,433)	(101,618)

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25.    Quarterly Financial Data (Unaudited)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2021
Revenue	$2,939	$3,236	$3,103	$3,157
Cost of revenue	(2,846)	(3,177)	(2,997)	(3,003)
Earnings (loss) from Cont Ops before taxes	(28)	(13)	70	(157)
Net earnings (loss) from Cont Ops	(28)	(14)	43	(145)
Amounts attributable to Fluor Corporation:
Net earnings (loss) from Cont Ops	(61)	(6)	46	(161)
Net earnings (loss) from Disc Ops	(26)	(108)	(6)	(118)
Net earnings (loss)	$(87)	$(114)	$40	$(279)
Basic earnings (loss) per share attributable to Fluor Corporation:
Net earnings (loss) from Cont Ops	$(0.43)	$(0.08)	$0.26	$(1.21)
Net earnings (loss) from Disc Ops	(0.19)	(0.76)	(0.04)	(0.84)
Net earnings (loss)	$(0.62)	$(0.84)	$0.22	$(2.04)
Diluted earnings (loss) per share attributable to Fluor Corporation:
Net earnings (loss) from Cont Ops	$(0.43)	$(0.08)	$0.26	$(1.21)
Net earnings (loss) from Disc Ops	(0.19)	(0.76)	(0.04)	(0.84)
Net earnings (loss)	$(0.62)	$(0.84)	$0.22	$(2.04)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2020
Revenue	$3,698	$3,735	$3,457	$3,268
Cost of revenue	(3,634)	(3,656)	(3,324)	(3,144)
Earnings (loss) from Cont Ops before taxes	(32)	23	54	(42)
Net earnings (loss) from Cont Ops	31	(8)	26	(61)
Amounts attributable to Fluor Corporation:
Net earnings (loss) from Cont Ops	22	(15)	21	(107)
Net earnings (loss) from Disc Ops	(288)	(10)	(2)	(56)
Net earnings (loss)	$(266)	$(25)	$19	$(163)
Basic earnings (loss) per share attributable to Fluor Corporation:
Net earnings (loss) from Cont Ops	$0.15	$(0.11)	$0.15	$(0.76)
Net earnings (loss) from Disc Ops	(2.05)	(0.07)	(0.01)	(0.40)
Net earnings (loss)	$(1.90)	$(0.18)	$0.14	$(1.16)
Diluted earnings (loss) per share attributable to Fluor Corporation:
Net earnings (loss) from Cont Ops	$0.15	$(0.11)	$0.15	$(0.76)
Net earnings (loss) from Disc Ops	(2.05)	(0.07)	(0.01)	(0.40)
Net earnings (loss)	$(1.90)	$(0.18)	$0.14	$(1.16)

FLUOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant items affecting 2021 earnings included the following:
•A charge of $138 million for procurement and subcontractor cost growth, delays and disruptions in the schedule of a legacy infrastructure project during the second quarter of 2021.
•A charge of $198 million for the loss of pension settlement during the fourth quarter of 2021.
Significant items affecting 2020 earnings included the following:
•Charges totaling $103 million for impairments of investments and other assets during the first quarter of 2020.
•Charges totaling $55 million for current expected credit losses associated with Energy Solutions clients during the first quarter of 2020.
•Charges totaling $50 million for project positions due to COVID related schedule delays and associated cost growth during the first quarter of 2020.
•Charges totaling $295 million and $46 million for impairments of assets held for sale (included in Disc Ops) during the first and fourth quarters of 2020, respectively.