Form 10-Q
period 2022-03-31
FLUOR CORP
filed 2022-05-06
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 29, 2022, 142,008,804 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2021 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
2021 Quarter	Three months ended March 31, 2021
2022 Quarter	Three months ended March 31, 2022
3ME	Three months ended
AMECO	American Equipment Company, Inc.
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFIUS	Committee on Foreign Investment in the United States
Cont Ops	Continuing operations
COOEC	China's Offshore Oil Engineering Co., Ltd
COVID	Coronavirus pandemic
CPS	Convertible preferred stock
CTA	Currency translation adjustment
DB plan	Defined benefit pension plan
Disc Ops	Discontinued operations
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings (loss) per share
Exchange Act	Securities Exchange Act of 1934
Fluor	Fluor Corporation and subsidiaries
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
LNG	Liquefied natural gas
LOGCAP	Logistics Civil Augmentation Program
NCI	Noncontrolling interests
NM	Not meaningful
NuScale	NuScale Power, LLC
OCI	Other comprehensive income (loss)
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
SGI	Stock growth incentive awards
SMR	Small modular reactor
Stork	Stork Holding B.V. and subsidiaries
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	3ME March 31,
(in millions, except per share amounts)	2022	2021
Revenue	$3,122	$3,347
Cost of revenue	(2,999)	(3,254)
Gross profit	123	93
G&A	(71)	(67)
Impairment	63	(47)
Foreign currency gain (loss)	(19)	(11)
Operating profit (loss)	96	(32)
Interest expense	(16)	(22)
Interest income	7	4
Earnings (loss) from Cont Ops before taxes	87	(50)
Income tax (expense) benefit	(31)	(3)
Net earnings (loss) from Cont Ops	56	(53)
Less: Net earnings (loss) from Cont Ops attributable to NCI	8	33
Net earnings (loss) from Cont Ops attributable to Fluor	48	(86)
Net earnings (loss) from Disc Ops attributable to Fluor	—	(1)
Net earnings (loss) attributable to Fluor	$48	$(87)
Less: Dividends on CPS	10	—
Net earnings (loss) available to Fluor common stockholders	$38	$(87)

Basic EPS available to Fluor common stockholders
Net earnings (loss) from Cont Ops	$0.27	$(0.61)
Net earnings (loss) from Disc Ops	—	(0.01)

Diluted EPS available to Fluor common stockholders
Net earnings (loss) from Cont Ops	$0.27	$(0.61)
Net earnings (loss) from Disc Ops	—	(0.01)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	3ME March 31,
(in millions)	2022	2021
Net earnings (loss) from Cont Ops	$56	$(53)
Net earnings (loss) from Disc Ops	—	(1)
Net earnings (loss)	56	(54)

OCI, net of tax:
Foreign currency translation adjustment	29	3
Ownership share of equity method investees’ OCI	1	(2)
DB plan adjustments	1	2
Unrealized gain (loss) on hedges	(2)	(3)
Total OCI, net of tax	29	—
Comprehensive income (loss)	85	(54)
Less: Comprehensive income (loss) attributable to NCI	8	33
Comprehensive income (loss) attributable to Fluor	$77	$(87)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in millions, except share and per share amounts)	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents ($509 and $630 related to VIEs)	$1,913	$2,209
Marketable securities ($166 and $90 related to VIEs)	203	127
Accounts receivable, net ($171 and $173 related to VIEs)	998	1,171
Contract assets ($227 and $223 related to VIEs)	1,011	1,066
Other current assets ($34 and $28 related to VIEs)	432	608
Total current assets	4,557	5,181
Noncurrent assets
PP&E, net ($47 and $46 related to VIEs)	501	456
Investments	543	517
Deferred taxes	55	51
Deferred compensation trusts	267	330
Goodwill	251	249
Other assets ($44 and $45 related to VIEs)	318	305
Total noncurrent assets	1,935	1,908
Total assets	$6,492	$7,089
LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($266 and $261 related to VIEs)	$1,002	$1,220
Short-term borrowings	214	18
Contract liabilities ($308 and $351 related to VIEs)	805	945
Accrued salaries, wages and benefits ($21 and $27 related to VIEs)	580	629
Other accrued liabilities ($37 and $33 related to VIEs)	594	802
Total current liabilities	3,195	3,614
Long-term debt	982	1,174
Deferred taxes	70	67
Other noncurrent liabilities ($13 related to VIEs in both periods)	600	667

Contingencies and commitments

Equity
Shareholders’ equity
Preferred stock — authorized 20,000,000 shares ($0.01 par value); issued and outstanding —600,000 shares in 2022 and 2021	—	—
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 142,008,804 and 141,434,771 shares in 2022 and 2021, respectively	1	1
Additional paid-in capital	976	967
AOCI	(337)	(366)
Retained earnings	829	791
Total shareholders’ equity	1,469	1,393
NCI	176	174
Total equity	1,645	1,567
Total liabilities and equity	$6,492	$7,089
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	3ME March 31,
(in millions)	2022	2021
OPERATING CASH FLOW
Net earnings (loss)	$56	$(54)
Adjustments to reconcile net earnings (loss) to operating cash flow:
Impairment	(63)	47
Depreciation and amortization	15	24
(Earnings) loss from equity method investments, net of distributions	(3)	1
(Gain) loss on sales of assets	—	2
Stock-based compensation	13	10
Deferred taxes	1	(5)
Net contributions to employee pension plans	—	(9)
Changes in assets and liabilities	(203)	(230)
Other	(4)	(16)
Operating cash flow	(188)	(230)

INVESTING CASH FLOW
Purchases of marketable securities	(158)	(6)
Proceeds from the sales and maturities of marketable securities	82	11
Capital expenditures	(10)	(30)
Proceeds from sales of assets	3	8
Investments in partnerships and joint ventures	(24)	(48)
Other	2	—
Investing cash flow	(105)	(65)

FINANCING CASH FLOW
Dividends paid on CPS	(10)	—
Other borrowings (debt repayments)	7	3
Distributions paid to NCI	(7)	(8)
Capital contributions by NCI	—	42
Taxes paid on vested restricted stock	(5)	(4)
Other	(1)	(5)
Financing cash flow	(16)	28

Effect of exchange rate changes on cash	13	6
Increase (decrease) in cash and cash equivalents	(296)	(261)
Cash and cash equivalents at beginning of period	2,209	2,199
Cash and cash equivalents at end of period	$1,913	$1,938

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$20	$30
Cash paid for income taxes (net of refunds)	14	32

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
UNAUDITED

(in millions, except per share amounts)	Preferred Stock		Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	1	$—	141	$1	$967	$(366)	$791	$1,393	$174	$1,567
Net earnings (loss)	—	—	—	—	—	—	48	48	8	56
OCI	—	—	—	—	—	29	—	29	—	29
Distributions to NCI	—	—	—	—	—	—	—	—	(7)	(7)
Other NCI transactions	—	—	—	—	1	—	—	1	1	2
Stock-based compensation	—	—	1	—	8	—	(10)	(2)	—	(2)
BALANCE AS OF MARCH 31, 2022	1	$—	142	$1	$976	$(337)	$829	$1,469	$176	$1,645

(in millions, except per share amounts)	Preferred Stock		Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	—	$—	141	$1	$196	$(417)	$1,250	$1,030	$233	$1,263
Net earnings (loss)	—	—	—	—	—	—	(87)	(87)	33	(54)
Distributions to NCI	—	—	—	—	—	—	—	—	(8)	(8)
Capital contributions by NCI	—	—	—	—	—	—	—	—	42	42
Other NCI transactions	—	—	—	—	34	—	—	34	(39)	(5)
Stock-based compensation	—	—	—	—	7	—	—	7	—	7
BALANCE AS OF MARCH 31, 2021	—	$—	141	$1	$237	$(417)	$1,163	$984	$261	$1,245

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. Principles of Consolidation
These financial statements do not include footnotes and certain financial information presented annually under GAAP, and therefore, should be read in conjunction with our 2021 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Although such estimates are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available, our reported results of operations may not necessarily be indicative of results that we expect for the full year.
The financial statements included herein are unaudited. We believe they contain all adjustments of a normal recurring nature which are necessary to present fairly our financial position and our operating results as of and for the periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in tables may not total or agree back to the financial statements due to immaterial rounding differences. Management has evaluated all material events occurring subsequent to March 31, 2022 through the filing date of this Q1 2022 10-Q.
Quarters are typically 13 weeks in length but, due to our December 31 year-end, the number of weeks in a reporting period may vary slightly during the year and for comparable prior year periods. We report our quarterly results of operations based on periods ending on the Sunday nearest March 31, June 30 and September 30, allowing for 13-week interim reporting periods. For clarity of presentation, all periods are labeled as if the periods ended on March 31, June 30 and September 30.
In the first quarter of 2022, we determined that our Stork business and remaining AMECO equipment business no longer met all of the requirements to be classified as Disc Ops as a result of uncertainties related to the timing of the planned sale. Therefore, both Stork and the remaining AMECO business are reported as Cont Ops for all periods presented and included in our Other segment. Further, we have remeasured the carrying value of these businesses under the held and used criteria and reversed $63 million of previously recorded impairment expense.
2. Recent Accounting Pronouncements
We did not implement any new accounting pronouncements during the 2022 Quarter. However, we are currently evaluating the impact of the future disclosures that may arise under recent SEC proposals.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
3. Earnings Per Share
Potentially dilutive securities include CPS, stock options, RSUs and performance-based award units. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the if-converted and treasury stock methods. In computing diluted EPS, only securities that are actually dilutive are included.

	3ME March 31,
(in millions, except per share amounts)	2022	2021
Net earnings (loss) from Cont Ops attributable to Fluor	$48	$(86)
Less: Dividends on CPS	10	—
Net earnings (loss) from Cont Ops available to Fluor common stockholders	38	(86)
Net earnings (loss) from Disc Ops attributable to Fluor	—	(1)
Net earnings (loss) available to Fluor common stockholders	$38	$(87)

Weighted average common shares outstanding	142	141
Dilutive effect:
CPS	—	—
Stock options, RSUs and performance-based award units	—	—
Weighted average diluted shares outstanding	142	141

Basic EPS available to Fluor common stockholders:
Net earnings (loss) from Cont Ops	$0.27	$(0.61)
Net earnings (loss) from Disc Ops	—	(0.01)

Diluted EPS available to Fluor common stockholders:
Net earnings (loss) from Cont Ops	$0.27	$(0.61)
Net earnings (loss) from Disc Ops	—	(0.01)

Anti-dilutive securities not included in shares outstanding:
CPS	27	N/A
Stock options, RSUs and performance-based award units	2	2

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
4. Operating Information by Segment and Geographic Area

	3ME March 31,
(in millions)	2022	2021
Revenue
Energy Solutions	$1,174	$991
Urban Solutions	959	1,194
Mission Solutions	593	753
Other	396	409
Total revenue	$3,122	$3,347

Segment profit (loss)
Energy Solutions	$54	$2
Urban Solutions	15	30
Mission Solutions	58	44
Other	(12)	(16)
Total segment profit (loss)	$115	$60

Corporate G&A	(71)	(67)
Impairment	63	(47)
Foreign currency gain (loss)	(19)	(11)
Interest income (expense), net	(9)	(18)
Earnings (loss) from Cont Ops attributable to NCI	8	33
Earnings (loss) from Cont Ops before taxes	$87	$(50)
Energy Solutions. Segment profit in the 2022 Quarter and 2021 Quarter included an expense of $13 million and $29 million, respectively, related to an embedded foreign currency derivative.
Urban Solutions. Intercompany revenue for our professional staffing business, excluded from the amounts shown above, was $60 million and $69 million for the 2022 Quarter and 2021 Quarter, respectively.
Other. Segment profit (loss) for NuScale, Stork and AMECO follows:

	3ME March 31,
(in millions)	2022	2021
NuScale	$(21)	$(16)
Stork	6	3
AMECO	3	(3)
Segment profit (loss)	$(12)	$(16)

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
Total assets by segment are as follows:

(in millions)	March 31, 2022	December 31, 2021
Energy Solutions	$919	$1,158
Urban Solutions	950	906
Mission Solutions	612	764
Other	707	667
Corporate	3,304	3,594
Total assets	$6,492	$7,089
Revenue by project location follows:

	3ME March 31,
(in millions)	2022	2021
North America	$1,908	$2,068
Asia Pacific (including Australia)	249	353
Europe	549	437
Central and South America	351	375
Middle East and Africa	65	114
Total revenue	$3,122	$3,347
5.    Impairment
Impairment, included in Cont Ops, is summarized as follows:

	3ME March 31,
(in millions)	2022	2021
Impairment:
Energy Solutions' equity method investment	$—	$26
Goodwill	—	13
Fair value adjustment of Stork and AMECO assets	(63)	8
Total impairment	$(63)	$47
During the 2022 Quarter, we reversed $63 million in impairment recognized in 2021 when our Stork and AMECO businesses were classified as held for sale due primarily to remeasurement under held and used impairment criteria, for which CTA balances are excluded from carrying value.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
6. Income Taxes
The effective tax rate on earnings (loss) from Cont Ops for the 2022 Quarter was 35.4% compared to (6.5)% for the 2021 Quarter. A reconciliation of U.S. statutory federal income tax expense (benefit) to income tax expense follows:

(In millions)
3ME MARCH 31	2022	2021
U.S statutory federal income tax expense (benefit)	$18	$(10)
Increase (decrease) in taxes resulting from:
State and local income taxes	1	—
Valuation allowance, net	16	10
Foreign tax impact	2	2
Noncontrolling interest	(2)	(6)
Other	(4)	7
Total income tax expense (benefit)	$31	$3
7. Partnerships and Joint Ventures
Investments in a loss position of $243 million and $240 million were included in other accrued liabilities as of March 31, 2022 and December 31, 2021, respectively, and consisted primarily of provision for anticipated losses on a legacy infrastructure project. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts receivable, net” was $208 million and $205 million as of March 31, 2022 and December 31, 2021, respectively.
Variable Interest Entities
The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $42 million and $33 million as of March 31, 2022 and December 31, 2021, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse in nature. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of March 31, 2022 for the unconsolidated VIEs were $57 million.
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
8. Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $14 billion as of March 31, 2022. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of March 31, 2022 and December 31, 2021.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
9. Contingencies and Commitments
We and certain of our subsidiaries are subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business. Although the asserted value of these matters may be significant, we currently do not expect that the ultimate resolution of any open matters will have a material adverse effect on our financial position or results of operations.
The following disclosures for commitments and contingencies have been updated since the matter was presented in the 2021 10-K.
Since May 2018, purported shareholders have filed various complaints against Fluor and certain of its current and former executives in the U.S. District Court for the Northern District of Texas. The plaintiffs purport to represent a class of shareholders who purchased or otherwise acquired Fluor common stock from August 14, 2013 through February 14, 2020, and seek to recover damages arising from alleged violations of federal securities laws. These claims are based on statements concerning Fluor’s internal and disclosure controls, risk management, revenue recognition, and Fluor’s gas-fired power contracts, which plaintiffs assert were materially misleading. In May 2020, these complaints were consolidated into one matter. We filed a motion to dismiss the matter in July 2020. The motion was granted in part on May 5, 2021, and as a result the Court dismissed with prejudice all allegations except those related to a single statement made in 2015 about one gas-fired power contract. During 2021, we recorded a liability for the estimated resolution of the matter and we also recognized the effects of expected insurance coverage. In the first quarter 2022, we reached a proposed settlement with the plaintiffs that is subject to and is pending Court approval. No additional liability or insurance recovery has been recognized in 2022.
There have been no substantive changes to the disclosures for the following commitments and contingencies since the matter was presented in the 2021 10-K.
Since September 2018, eleven separate purported shareholders' derivative actions were filed against current and former members of the Board of Directors, as well as certain of Fluor’s current and former executives. Fluor is named as a nominal defendant in the actions. These derivative actions purport to assert claims on behalf of Fluor and make substantially the same factual allegations as the securities class action matter discussed above and seek various forms of monetary and injunctive relief. These actions are pending in Texas state court (District Court for Dallas County), the U.S. District Court for the District of Delaware, the U.S. District Court for the Northern District of Texas, and the Court of Chancery of the State of Delaware. Certain of these actions were consolidated and stayed, at least while our motion to dismiss was pending in the securities class action matter. We anticipate seeking a further stay until final resolution of the securities class action. While no assurance can be given as to the ultimate outcome of these matters, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded any liability as a result of these actions.
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
Other Matters
We periodically evaluate our positions and the amounts recognized with respect to all our claims and back charges. As of both March 31, 2022 and December 31, 2021, we had recorded $215 million of claim revenue for costs incurred to date. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. We had no material disputed back charges to suppliers or subcontractors as of March 31, 2022 and December 31, 2021.
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
10. Contract Assets and Liabilities
The following summarizes information about our contract assets and liabilities:

(in millions)	March 31, 2022	December 31, 2021
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$775	$822
Contract work in progress - lump-sum contracts	236	244
Contract assets	$1,011	$1,066

Advance billings deducted from contract assets	$223	$208

	3ME March 31,
(in millions)	2022	2021
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$531	$540

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
11. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	March 31, 2022
Within 1 year	$10,166
1 to 2 years	5,079
Thereafter	2,572
Total RUPO	$17,817

12. Debt and Lines of Credit
Debt consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Borrowings under credit facility	$—	$—

Current:
2023 Notes	$187	$—
Other borrowings	27	18
Total current	$214	$18

Long-term:
Senior Notes
2023 Notes	$—	$193
2024 Notes	381	381
Unamortized discount on 2024 Notes	(1)	(1)
Unamortized deferred financing costs	(1)	(1)
2028 Notes	600	600
Unamortized discount on 2028 Notes	(1)	(1)
Unamortized deferred financing costs	(3)	(3)
Other long-term borrowings	7	6
Total long-term	$982	$1,174
Credit Facility
As of March 31, 2022, letters of credit totaling $393 million were outstanding under our $1.8 billion credit facility, which matures in February 2025. The credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.0, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.25 billion, defined in the amended credit facility, which may be reduced to $1.00 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of March 31, 2022, our credit agreement limited our borrowings under the facility to $806 million.
Uncommitted Lines of Credit
As of March 31, 2022, letters of credit totaling $863 million were outstanding under uncommitted lines of credit.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
13. Convertible Preferred Stock

Cumulative cash dividends on the preferred stock are payable at an annual rate of 6.5% quarterly in arrears on February 15, May 15, August 15 and November 15, upon declaration of the dividend by our Board of Directors. Dividends accumulate from the most recent date on which dividends have been paid. First quarter CPS dividends of $10 million were paid in February 2022. In April 2022, our Board of Directors approved the payment of second quarter CPS dividends of $10 million, payable in May 2022.

Each share of CPS is convertible at the holder's option at any time into 44.9585 shares of our common stock per share of preferred stock. The conversion rate is subject to certain customary adjustments, but no payment or adjustment for accumulated but unpaid dividends will be made upon conversion, subject to certain limited exceptions. The preferred stock may not be redeemed by us; however, we may, at any time on or after May 20, 2022, elect to cause all outstanding shares of preferred stock to be converted into shares of our common stock at the conversion rate, subject to certain conditions (and, if such conversion occurs prior to May 20, 2024, the payment of a cash make-whole premium). The most significant condition to our ability to force a conversion prior to May 2024 is the requirement that our common stock trade above $28.92 for 20 consecutive trading days. We estimate that the cash make-whole payment would be $101 million on May 20, 2022 and would be $72 million at December 31, 2022 (assuming we minimally exceed the minimum trading price to invoke the conversion). If a make-whole fundamental change, as defined in the certificate of designations for the preferred stock, occurs, we will in certain circumstances be required to increase the conversion rate for a holder who elects to convert shares of preferred stock in connection with such make-whole fundamental change.
14. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2022				December 31, 2021
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$11	$11	$—	$—	$12	$12	$—	$—
Derivative assets(2)
Foreign currency	14	—	14	—	15	—	15	—
Commodity	12	—	12	—	5	—	5	—

Liabilities:
Derivative liabilities(2)
Foreign currency	$9	$—	$9	$—	$7	$—	$7	$—
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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
We have measured assets and liabilities held for sale and certain other impaired assets at fair value on a nonrecurring basis. The following summarizes information about financial instruments that are not required to be measured at fair value:

		March 31, 2022		December 31, 2021
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,194	$1,194	$1,295	$1,295
Cash equivalents(2)	Level 2	719	719	914	914
Marketable securities(2)	Level 2	203	203	127	127
Notes receivable, including noncurrent portion(3)	Level 3	11	11	11	11
Liabilities:
2023 Senior Notes(4)	Level 2	$187	$189	$193	$196
2024 Senior Notes(4)	Level 2	379	381	379	399
2028 Senior Notes(4)	Level 2	596	592	596	630
Other borrowings, including noncurrent portion(5)	Level 2	34	34	24	24
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
15. Stock-Based Compensation
Our executive and director stock-based compensation plans are described more fully in the 2021 10-K. In the 2022 and 2021 Quarters, RSUs totaling 367,380 and 545,527, respectively, were granted to executives at a weighted-average grant date fair value of $21.90 and $18.13 per share, respectively, and generally vest over three years.
Stock options for the purchase of 250,656 and 481,626 shares at a weighted-average exercise price of $21.90 and $17.96 per share were awarded to executives during the 2022 and 2021 Quarters, respectively. The options granted in 2022 and 2021 generally vest over three years and expire ten years after the grant date.
Performance-based award units totaling 426,957 and 613,868 were awarded to Section 16 officers during the 2022 and 2021 Quarters, respectively. These awards generally cliff vest after 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter. Accordingly, only one-third of the units awarded in any given year are deemed to be granted each year of the 3-year vesting periods. During 2022, the following units were granted based upon the establishment of performance targets:

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

	Performance-based Award Units Granted in 2022	Weighted Average Grant Date Fair Value Per Share
2022 Performance Award Plan	142,319	$24.07
2021 Performance Award Plan	204,623	$24.48
2020 Performance Award Plan	385,455	$22.04
For awards granted under the 2022, 2021 and 2020 performance award plans, the number of units are adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the award agreements.
SGI awards granted to executives vest and become payable at a rate of one-third of the total award each year. Compensation expense of $10 million and $32 million related to SGI awards was included in G&A in the 2022 and 2021 quarters, respectively. Liabilities associated with SGI awards were $57 million and $73 million as of March 31, 2022 and December 31, 2021, respectively.
16. Other Comprehensive Income (Loss)
The components of OCI follow:

	3ME March 31, 2022			3ME March 31, 2021
(in millions)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$29	$—	$29	$3	$—	$3
Ownership share of equity method investees’ OCI	—	1	1	(2)	—	(2)
DB plan adjustments	1	—	1	1	1	2
Unrealized gain (loss) on hedges	(2)	—	(2)	(3)	—	(3)
Total OCI	28	1	29	(1)	1	—
Less: OCI attributable to NCI	—	—	—	—	—	—
OCI attributable to Fluor	$28	$1	$29	$(1)	$1	$—

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
The changes in AOCI balances follow:

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor:
Balance as of December 31, 2021	$(299)	$(56)	$(18)	$7	$(366)
OCI before reclassifications	29	1	1	2	33
Amounts reclassified from AOCI	—	—	—	(4)	(4)
Net OCI	29	1	1	(2)	29
Balance as of March 31, 2022	$(270)	$(55)	$(17)	$5	$(337)
Attributable to NCI:
Balance as of December 31, 2021	$(3)	$—	$—	$—	$(3)
OCI before reclassifications	—	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	—	—	—	—	—
Balance as of March 31, 2022	$(3)	$—	$—	$—	$(3)

Attributable to Fluor:
Balance as of December 31, 2020	$(261)	$(54)	$(119)	$17	$(417)
OCI before reclassifications	3	(2)	—	1	2
Amounts reclassified from AOCI	—	—	2	(4)	(2)
Net OCI	3	(2)	2	(3)	—
Balance as of March 31, 2021	$(258)	$(56)	$(117)	$14	$(417)
Attributable to NCI:
Balance as of December 31, 2020	$(4)	$—	$—	$—	$(4)
OCI before reclassifications	—	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	—	—	—	—	—
Balance as of March 31, 2021	$(4)	$—	$—	$—	$(4)
The reclassifications out of AOCI follow:

	Location in Statement of Operations	3ME March 31,
(in thousands)		2022	2021
Component of AOCI:
DB plan adjustments	Corporate G&A	$—	$(2)
Income tax expense	Income tax expense (benefit)	—	—
Net of tax		$—	$(2)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Various accounts(1)	$5	$5
Income tax expense	Income tax expense (benefit)	(1)	(1)
Net of tax		$4	$4
(1)Gains and losses on commodity and foreign currency derivative contracts were reclassified to "Cost of revenue" and "G&A".

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
17. Discontinued Operations
In May 2021, we sold the North American operations of the AMECO equipment business for $71 million and recognized a loss on the sale of $27 million. The results for the sold operations are reported in Disc Ops in the 2021 Quarter.
Disc Ops information follows:

3ME March 31, 2021
(in millions)	AMECO
Revenue	$16
Cost of revenue	(17)
Gross Profit	(1)
Corporate G&A	—
Impairment expense	—
Foreign currency gain (loss)	—
Operating profit	(1)
Interest (expense) income, net	—
Earnings (loss) before taxes from Disc Ops	(1)
Income tax (expense) benefit	—
Net earnings (loss) from Disc Ops	(1)
Less: Net earnings (loss) from Disc Ops attributable to NCI	—
Net earnings (loss) from Disc Ops attributable to Fluor	$(1)
Our cash flow information for the 2021 Quarter included the following activities related to Disc Ops:

3ME March 31, 2021
(in millions)	AMECO
Capital expenditures	(11)
In our 2021 10-K, we reported additional AMECO operations and Stork operations in Disc Ops. These operations are still being marketed but no longer qualify for all Disc Ops criteria. They are now reported in Cont Ops, until such time that they re-qualify for Disc Ops.

FLUOR CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements and our 2021 10-K. Except as the context otherwise requires, the terms Fluor or the Registrant, as used herein, are references to Fluor and references to the company, we, us, or our, as used herein, shall include Fluor, its consolidated subsidiaries and joint ventures.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements made herein, including statements regarding our projected operating results, liquidity and backlog levels and the implementation of strategic initiatives are forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of these forward-looking statements. We caution readers that forward-looking statements, including disclosures which use words such as we “believe,” “anticipate,” “expect,” “estimate,” "commit," "will," "may" and similar statements, are subject to risks and uncertainties which could cause actual results to differ materially from stated expectations. Significant factors potentially contributing to such differences include:

•Repercussions of events beyond our control, such as severe weather conditions, natural disasters, pandemics, political crises or other catastrophic events, that may significantly affect operations, result in higher cost or subject the company to contract claims by our clients;
•The severity and duration of the COVID pandemic and actions by governments, businesses and others in response to the pandemic;
•The cyclical nature of many of the markets we serve and our clients' vulnerability to economic downturns, such as recessions, which may result in decreased capital investment and reduced demand for our services;
•Our failure to receive anticipated new contract awards and the related impact on our operations;
•Failure to accurately estimate the cost and schedule on our projects, potentially resulting in cost overruns or obligations, including those related to project delays and those caused by the performance of our clients, subcontractors, suppliers and partners;
•Intense competition in the global EPC industry, which can place downward pressure on our contract prices and profit margins and may increase our contractual risks;
•Failure of our joint venture partners to perform their venture obligations, which could impact the success of those ventures and impose additional financial and performance obligations on us;
•Cybersecurity breaches of our systems and information technology;
•Civil unrest, security issues, labor conditions and other unforeseeable events in the countries in which we do business;
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
•The availability of credit and financial assurances plus restrictions imposed by credit facilities, both for us and our clients, suppliers, subcontractors or other partners;
•Adverse results in existing or future litigation, regulatory proceedings or dispute resolution proceedings (including claims for indemnification), or claims against project owners, subcontractors or suppliers;
•Failure of our employees, agents or partners to comply with laws, which could result in harm to our reputation and reduced profits or losses;
•The impact of new or changing legal requirements, as well as past and future environmental, health and safety regulations including climate change regulations; and
•The risks associated with acquisitions, dispositions or other investments, including the failure to successfully integrate acquired businesses.
Any forward-looking statements that we may make are based on our current expectations and beliefs concerning future developments and their potential effects on us. There is no assurance that future developments affecting us will be those presently anticipated by us.

Additional information concerning these and other factors can be found in our press releases and periodic filings with the SEC, including the 2021 10-K. These filings are available publicly on the SEC’s website at http://www.sec.gov, on our website at http://investor.fluor.com or upon request from our Investor Relations Department at (469) 398-7070. We cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating Fluor and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
Results of Operations
In the first quarter of 2022, we determined that our Stork business and remaining AMECO equipment business no longer met all of the requirements to be classified Disc Ops. Therefore, both Stork and the remaining AMECO business are reported as Cont Ops for all periods presented and included in our Other segment.
In May 2022, NuScale completed the merger with Spring Valley Acquisition Corp. and related private investment transactions. We will continue to consolidate the combined company although NCI balances will be higher.

(In millions)
3ME MARCH 31	2022		2021
Revenue
Energy Solutions	$1,174		$991
Urban Solutions	959		1,194
Mission Solutions	593		753
Other	396		409
Total revenue	$3,122		$3,347

Segment profit (loss) $ and margin %
Energy Solutions	$54	4.6%	$2	0.2%
Urban Solutions	15	1.6%	30	2.5%
Mission Solutions	58	9.8%	44	5.8%
Other	(12)	NM	(16)	NM
Total segment profit (loss) $ and margin % (1)	$115	3.7%	$60	1.8%

G&A	(71)		(67)
Impairment	63		(47)
Foreign currency gain (loss)	(19)		(11)
Interest expense, net	(9)		(18)
Earnings (loss) from Cont Ops attributable to NCI	8		33
Earnings (loss) from Cont Ops before taxes	87		(50)
Income tax (expense) benefit	(31)		(3)
Net earnings (loss) from Cont Ops	56		(53)
Less: Net earnings (loss) from Cont Ops attributable to NCI	8		33
Net earnings (loss) from Cont Ops attributable to Fluor	$48		$(86)

New awards
Energy Solutions	$682		$1,609
Urban Solutions	598		1,061
Mission Solutions	386		992
Other	260		222
Total new awards	$1,926		$3,884

New awards related to projects located outside of the U.S.	36%		68%

Backlog	March 31, 2022		December 31, 2021
Energy Solutions	$8,514		$9,324
Urban Solutions	6,690		7,048
Mission Solutions	2,275		2,562
Other	1,775		1,866
Total backlog	$19,254		$20,800

Backlog related to projects located outside of the U.S.	62%		65%
Backlog related to lump-sum projects	60%		59%
(1) Total segment profit (loss) is a non-GAAP financial measure. We believe that total segment profit (loss) provides a meaningful perspective on our results as it is the aggregation of individual segment profit (loss) measures that we use to evaluate and manage our performance.
During 2022, we suspended any new investment in our Russian operations. We have evaluated our financial exposure through March 31, 2022 and do not believe that, should existing conditions in Eastern Europe persist, we would have a material impairment of our assets. Our backlog on projects in the impacted region is not significant to future revenue or margin. We continue to monitor the circumstances in Eastern Europe and wind down our existing contractual obligations while complying with all regulatory limitations placed on new and existing business for projects and clients based in the region.

Our business has been adversely affected by the impacts of COVID and the steep decline in oil prices that occurred in early 2020. We experienced reductions in demand for certain services and the delay or abandonment of ongoing or anticipated projects. Although oil prices have rebounded, our energy clients have yet to respond with elevated capital expenditures for our services. We continue to deal with the impacts of COVID in 2022. The lockdown of several large cities in China due to recent COVID outbreaks has impacted our ability to mobilize our workforce and supply chain at our fabrication yard in China. Our estimates reflect our best assessment of project results inclusive of continuing COVID effects (including client recoveries), which have been dynamic as our projects have seen changes in prevailing regulations.
During 2022, consolidated revenue declined due to volume declines on projects which were completed or nearing completion in the Urban Solutions and Mission Solutions segments combined with client delays on anticipated new awards. These declines were partially offset by an increase in execution activity on several Energy Solutions projects.
During 2022, improvements in segment profit resulted from increased execution activity on several Energy Solutions projects as well as a favorable resolution of an Army Corps of Engineers project.
During the 2022 Quarter, we reversed $63 million in impairment recognized in 2021 when our Stork and AMECO businesses were classified as held for sale due primarily to remeasurement under held and used impairment criteria, for which CTA balances are excluded from carrying value. If our Stork and AMECO businesses are sold or if they meet the held for sale criteria again, we might re-recognize some or all of the impairment expense related to remeasurement. During the 2021 Quarter, we recognized impairment on goodwill and one equity method investment in the Energy Solutions segment and we also recorded a fair value adjustment to our Stork business which was classified as held for sale in 2021.
The effective tax rate on earnings (loss) from Cont Ops for the 2022 Quarter was 35.4% compared to (6.5)% for the 2021 Quarter. A reconciliation of U.S. statutory federal income tax expense (benefit) to income tax expense follows:

(In millions)
3ME MARCH 31	2022	2021
U.S statutory federal income tax expense (benefit)	$18	$(10)
Increase (decrease) in taxes resulting from:
State and local income taxes	1	—
Valuation allowance, net	16	10
Foreign tax impact	2	2
Noncontrolling interest	(2)	(6)
Other	(4)	7
Total income tax expense (benefit)	$31	$3
Recent indications by our prospective clients has given us optimism that our 2022 new awards will exceed the annualized 2022 Quarter amount. The decline in backlog during the 2022 Quarter primarily resulted from work performed outpacing new award activity. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog differs from RUPO discussed elsewhere. RUPO includes only the amount of revenue we expect to recognize under contracts with definite terms and substantive termination provisions.
Segment Operations
Energy Solutions
Revenue in 2022 increased due to the ramp up of execution activities on a refinery project in Mexico and a recently awarded LNG project as well as a higher volume of execution activity on a large upstream project and a large LNG project that was impacted by COVID related delays in the 2021 Quarter. The 2022 revenue increase was partially offset by revenue declines on an upstream project as well as declines in the volume of execution activity for projects nearing completion.
Segment profit in 2022 improved due to increased execution activities on a large LNG project and a refinery project in Mexico, a decrease in expense related to embedded foreign currency derivatives and a reduction in overhead costs, partially offset by decreased execution activity on an upstream project. The increase in segment profit margin in 2022 reflects these same factors.

No significant awards were booked in the 2022 Quarter, whereas the 2021 Quarter had a new award for a refinery project in Mexico.
Urban Solutions
Revenue in 2022 decreased primarily due to the close out of data center projects in Europe and a mining project in Australia combined with client delays on anticipated new awards. The revenue decline in the 2022 Quarter was further driven by a favorable settlement on a rail project that was recognized during the 2021 Quarter. The revenue declines in 2022 were partially offset by the ramp up of execution activities on several other projects across the segment.
Segment profit in 2022 declined due to the settlement of the rail project recognized during the 2021 Quarter and cost growth on an advanced manufacturing project partially offset by increased execution activities on other projects across the segment. The change in segment profit margin in 2022 reflects these same factors.
New awards in 2022 decreased partly due to delayed procurement efforts by many of our clients, which also impacted backlog.
Mission Solutions
Revenue in 2022 decreased primarily due to the completion of a DOE contract in the prior year and the closure of LOGCAP in Afghanistan. These revenue declines were partially offset by execution activities on a project to provide contingency and humanitarian support for Afghan evacuees in the United States as well as the favorable resolution of close out items on a completed Army Corps of Engineers project.
The increase in segment profit in 2022 was substantially driven by the favorable resolution of the Army Corps of Engineers project as well as execution of the evacuee support project partially offset by profit declines related to the completed DOE contract and the completion of LOGCAP in Afghanistan. The increase in segment profit margin was driven by these same factors.
New awards in 2022 decreased due to extensions on two of our DOE contracts booked in the 2021 Quarter. Backlog decreased during the 2022 Quarter due to the delay of new awards. Backlog included $280 million and $445 million of unfunded government contracts as of March 31, 2022 and December 31, 2021, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated.

Other
Other includes the operations of NuScale, Stork and the remaining AMECO business.

	3ME March 31,
(in millions)	2022	2021
NuScale (1)	$(21)	$(16)
Stork	6	3
AMECO	3	(3)
Segment profit (loss)	$(12)	$(16)

(1) NuScale expenses included in the determination of segment profit were as follows:
NuScale expenses	$(45)	$(35)
Less: DOE reimbursable expenses	23	15
NuScale expenses, net	(22)	(20)
Less: Attributable to NCI	1	4
NuScale profit (loss)	$(21)	$(16)
G&A

	3ME March 31,
(in millions)	2022	2021
G&A
Compensation	$55	$58
SEC investigation	5	3
Facilities	6	3
Other	5	3
G&A	$71	$67
Net Interest Expense
The decrease in interest expense during the 2022 Quarter was primarily due to the redemption of $509 million of 2023 and 2024 Notes in 2021 and by an increase in interest rates on deposits.
Recent Accounting Pronouncements
Item is described more fully in the Notes to Financial Statements.
Litigation and Matters in Dispute Resolution
Item is described more fully in the Notes to Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Our liquidity arises from available cash and cash equivalents and marketable securities, cash generated from operations, capacity under our credit facilities and, when necessary, access to capital markets. We have committed and uncommitted lines of credit available for revolving loans and letters of credit. We believe that for at least the next 12 months, cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements and debt maturities. We regularly review our sources and uses of liquidity and may pursue opportunities to address our liquidity needs.

As of March 31, 2022, letters of credit totaling $393 million were outstanding under our $1.8 billion credit facility, which matures in February 2025. The credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.25 billion, all as defined in the amended credit facility. The credit facility also contains provisions that will require us to provide collateral if we are downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of liens on our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of March 31, 2022, we had availability to borrow $806 million under our credit facility.
We expect to address the maturities currently scheduled for 2023 and 2024 through available liquidity, cash generated by our operations or via a new securities issue.
Cash and cash equivalents combined with marketable securities were $2.1 billion as of March 31, 2022 and $2.3 billion as of December 31, 2021. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $997 million and $992 million as of March 31, 2022 and December 31, 2021, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $509 million and $630 million as of March 31, 2022 and December 31, 2021, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $114 million and $127 million as of March 31, 2022 and December 31, 2021, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of March 31, 2022 and December 31, 2021, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.

	3ME March 31,
(in millions)	2022	2021
OPERATING CASH FLOW	$(188)	$(230)

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	(76)	5
Capital expenditures	(10)	(30)
Proceeds from sales of assets	3	8
Investments in partnerships and joint ventures	(24)	(48)
Other	2	—
Investing cash flow	(105)	(65)

FINANCING CASH FLOW
Dividends paid	(10)	—
Other borrowings	7	3
Distributions paid to NCI	(7)	(8)
Capital contributions by NCI	—	42
Other	(6)	(9)
Financing cash flow	(16)	28

Effect of exchange rate changes on cash	13	6
Increase (decrease) in cash and cash equivalents	(296)	(261)
Cash and cash equivalents at beginning of period	2,209	2,199
Cash and cash equivalents at end of period	$1,913	$1,938

Cash paid during the quarter for:
Interest	$20	$30
Income taxes (net of refunds)	14	32
Operating Activities
Cash flows from operating activities result primarily from our EPC activities and are affected by our earnings levels and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project and the payments terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of March 31, 2022, our backlog included $1.0 billion for loss projects which may have a negative impact on our operating cash flow in future periods.
Our operating cash flow for the 2022 and 2021 Quarters was negatively impacted by increases in working capital on several large projects.
NuScale expenses were $21 million and $16 million for the 2022 Quarter and 2021 Quarter, respectively, and were reported net of qualified reimbursable expenses of $23 million and $15 million, respectively.
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
Capital expenditures are primarily related to construction equipment associated with equipment operations, as well as expenditures for facilities and investments in information technology. Proceeds from the disposal of property, plant and equipment are primarily related to the disposal of construction equipment associated with the equipment business.
Investments in unconsolidated partnerships and joint ventures in the 2022 quarter included capital contributions to a recently formed Mission Solutions joint venture. Investments in unconsolidated partnerships and joint ventures in the 2021 quarter included a $26 million capital contribution to COOEC Fluor, which satisfied our contractual funding requirements, as well as capital contributions to a Mission Solutions joint venture.
In April 2022, we sold approximately 5% of the ownership of NuScale to Japan NuScale Innovation, LLC for approximately $110 million, subject to CFIUS review. The sale will not trigger any recognition of gain or loss but will be reported as an inflow from investing activities.
Financing Activities
Cumulative cash dividends on the preferred stock are payable at an annual rate of 6.5% quarterly in arrears on February 15, May 15, August 15 and November 15, upon declaration of the dividend by our Board of Directors. Dividends accumulate from the most recent date on which dividends have been paid. First quarter CPS dividends of $10 million were paid in February 2022. In April 2022, our Board of Directors approved the payment of second quarter CPS dividends of $10 million, payable in May 2022.
Each share of CPS is convertible at the holder's option at any time into 44.9585 shares of our common stock per share of preferred stock. The conversion rate is subject to certain customary adjustments, but no payment or adjustment for accumulated but unpaid dividends will be made upon conversion, subject to certain limited exceptions. The preferred stock may not be redeemed by us; however, we may, at any time on or after May 20, 2022, elect to cause all outstanding shares of preferred stock to be converted into shares of our common stock at the conversion rate, subject to certain conditions (and, if such conversion occurs prior to May 20, 2024, the payment of a cash make-whole premium). The most significant condition to our ability to force a conversion prior to May 2024 is the requirement that our common stock trade above $28.92 for 20 consecutive trading days. We estimate that the cash make-whole payment would be $101 million on May 20, 2022 and would be $72 million at December 31, 2022 (assuming we minimally exceed the minimum trading price to invoke the conversion). If a make-whole fundamental change, as defined in the certificate of designations for the preferred stock, occurs, we will in certain circumstances be required to increase the conversion rate for a holder who elects to convert shares of preferred stock in connection with such make-whole fundamental change.
Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in the 2022 Quarter primarily related to a petrochemical joint venture project in Canada. Distributions in the 2021 Quarter primarily related to a transportation joint venture project in the United States.
Capital contributions by NCI during the 2021 Quarter primarily related to JGC Holdings Corporation's $40 million investment in NuScale.
We have a common stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. As of March 31, 2022, over 10 million shares could still be purchased under the existing stock repurchase program, although we do not have any immediate intent to begin such repurchases.
Off-Balance Sheet Arrangements
Letters of Credit
As of March 31, 2022, letters of credit totaling $393 million were outstanding under committed lines of credit and letters of credit totaling $863 million were outstanding under uncommitted lines of credit. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.

Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $14 billion as of March 31, 2022.
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
As a key priority for our sustainability program, we have committed to reduce our greenhouse gas emissions. Early in 2021, we committed to achieving net zero emissions for Scopes 1 and 2 absolute greenhouse gas emissions by the end of 2023, and we believe we are on track to meet that objective.
We have a Sustainability Committee to oversee our sustainability policies, strategies and programs. The Sustainability Committee includes representatives from each of our business segments, as well as a cross-functional team of subject matter experts from communications, health, safety and environmental, human resources, supply chain, investor relations and legal, who serve as advisors to the Sustainability Committee. In furtherance of our Board of Directors' commitment to sustainability, our Board of Directors and Governance Committee reviews and receives reports from management on our sustainability efforts.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk during the 2022 Quarter. Accordingly, the disclosures provided in the 2021 10-K remain relevant.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	3ME March 31,
(in millions)	2022	2021
Backlog, January 1	$20,800	$25,569
New awards	1,926	3,884
Adjustments and cancellations, net (1)	(398)	(186)
Work performed	(3,074)	(3,294)
Backlog, March 31	$19,254	$25,973

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
Additional information on matters in dispute may be found in Item 8 of the 2021 10-K and Item 1 of this Q1 2022 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2021 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended March 31, 2022 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
January 1 — January 31, 2022	—	$—	—	10,513,093
February 1 — February 28, 2022	—	—	—	10,513,093
March 1 — March 31, 2022	—	—	—	10,513,093
Total	—	$—	—
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

3.2
Certificate of Designations, Preferences and Rights of Series A 6.50% Cumulative Preferred Perpetual Convertible Preferred Stock of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 18, 2021.

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on April 19, 2022).
10.1
$1,800,000 Third Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 17, 2022, among the registrant, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.01 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on February 17, 2022).

10.2	Form of Option Agreement (2022 grant) under the Fluor Corporation 2020 Performance Incentive Plan.*
10.3	Form of Restricted Stock Unit Agreement (2022 grant) under the Fluor Corporation 2020 Performance Incentive Plan.*
10.4	Form of Performance Award (2022 grant) under the Fluor Corporation 2020 Performance Incentive Plan.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from our Q1 2022 10-Q for the three months ended March 31, 2022, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 6, 2022	By:	/s/ Joseph L. Brennan
Joseph L. Brennan
Chief Financial Officer

Date:	May 6, 2022	By:	/s/ John C. Regan
John C. Regan
Chief Accounting Officer