Form 10-Q
period 2022-06-30
FLUOR CORP
filed 2022-08-05
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 29, 2022, 142,082,682 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2021 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
2021 Period	Six months ended June 30, 2021
2021 Quarter	Three months ended June 30, 2021
2022 Period	Six months ended June 30, 2022
2022 Quarter	Three months ended June 30, 2022
3ME	Three months ended
6ME	Six months ended
AMECO	American Equipment Company, Inc.
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFIUS	Committee on Foreign Investment in the United States
Cont Ops	Continuing operations
COOEC	China's Offshore Oil Engineering Co., Ltd
COVID	Coronavirus pandemic
CPS	Convertible preferred stock
CTA	Currency translation adjustment
DB plan	Defined benefit pension plan
Disc Ops	Discontinued operations
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings (loss) per share
Exchange Act	Securities Exchange Act of 1934
Fluor	Fluor Corporation
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
LNG	Liquefied natural gas
LOGCAP	Logistics Civil Augmentation Program
NCI	Noncontrolling interests
NM	Not meaningful
NuScale	NuScale Power, LLC
OCI	Other comprehensive income (loss)
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
SGI	Stock growth incentive awards
SMR	Small modular reactor
Stork	Stork Holding B.V. and subsidiaries
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	3ME June 30,		6ME June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Revenue	$3,299	$3,684	$6,422	$7,031
Cost of revenue	(3,184)	(3,596)	(6,185)	(6,850)
Gross profit	115	88	237	181
G&A	(45)	(33)	(117)	(100)
Impairment	—	(101)	63	(148)
Foreign currency gain (loss)	36	(30)	18	(41)
Operating profit (loss)	106	(76)	201	(108)
Interest expense	(13)	(17)	(29)	(39)
Interest income	12	5	19	9
Earnings (loss) from Cont Ops before taxes	105	(88)	191	(138)

Income tax (expense) benefit	(32)	(2)	(63)	(5)
Net earnings (loss) from Cont Ops	73	(90)	128	(143)
Less: Net earnings (loss) from Cont Ops attributable to NCI	7	(7)	14	25
Net earnings (loss) from Cont Ops attributable to Fluor	66	(83)	114	(168)
Net earnings (loss) from Disc Ops attributable to Fluor	—	(32)	—	(33)
Net earnings (loss) attributable to Fluor	$66	$(115)	$114	$(201)
Less: Dividends on CPS	10	5	20	5
Net earnings (loss) available to Fluor common stockholders	$56	$(120)	$94	$(206)

Basic EPS available to Fluor common stockholders
Net earnings (loss) from Cont Ops	$0.40	$(0.62)	$0.67	$(1.23)
Net earnings (loss) from Disc Ops	—	(0.22)	—	(0.23)

Diluted EPS available to Fluor common stockholders
Net earnings (loss) from Cont Ops	$0.38	$(0.62)	$0.66	$(1.23)
Net earnings (loss) from Disc Ops	—	(0.22)	—	(0.23)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	3ME June 30,		6ME June 30,
(in millions)	2022	2021	2022	2021
Net earnings (loss) from Cont Ops	$73	$(90)	$128	$(143)
Net earnings (loss) from Disc Ops	—	(32)	—	(33)
Net earnings (loss)	$73	$(122)	$128	$(176)

OCI, net of tax:
Foreign currency translation adjustment	(33)	(1)	(4)	1
Ownership share of equity method investees’ OCI	17	—	18	(2)
DB plan adjustments	—	1	1	3
Unrealized gain (loss) on hedges	(1)	—	(3)	(2)
Total OCI, net of tax	(17)	—	12	—
Comprehensive income (loss)	56	(122)	140	(176)
Less: Comprehensive income (loss) attributable to NCI	8	(8)	15	25
Comprehensive income (loss) attributable to Fluor	$48	$(114)	$125	$(201)
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in millions, except share and per share amounts)	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents ($557 and $630 related to VIEs)	$2,074	$2,209
Marketable securities ($82 and $90 related to VIEs)	120	127
Accounts receivable, net ($175 and $173 related to VIEs)	993	1,171
Contract assets ($228 and $223 related to VIEs)	1,047	1,066
Other current assets ($32 and $28 related to VIEs)	408	608
Total current assets	4,642	5,181
Noncurrent assets
Property, plant and equipment, net ($42 and $46 related to VIEs)	478	456
Investments	560	517
Deferred taxes	58	51
Deferred compensation trusts	237	330
Goodwill	248	249
Other assets ($43 and $45 related to VIEs)	302	305
Total noncurrent assets	1,883	1,908
Total assets	$6,525	$7,089
LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($263 and $261 related to VIEs)	$1,020	$1,220
Short-term debt	181	18
Contract liabilities ($268 and $351 related to VIEs)	719	945
Accrued salaries, wages and benefits ($21 and $27 related to VIEs)	564	629
Other accrued liabilities ($33 related to VIEs in both periods)	642	802
Total current liabilities	3,126	3,614
Long-term debt	980	1,174
Deferred taxes	62	67
Other noncurrent liabilities ($14 and $13 related to VIEs)	556	667

Contingencies and commitments

Temporary APIC	107	—

Equity
Shareholders’ equity
Preferred stock — authorized 20,000,000 shares ($0.01 par value); issued and outstanding — 600,000 shares in 2022 and 2021	—	—
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 142,082,682 and 141,434,771 shares in 2022 and 2021, respectively	1	1
APIC	983	967
AOCI	(355)	(366)
Retained earnings	885	791
Total shareholders’ equity	1,514	1,393
NCI	180	174
Total equity	1,694	1,567
Total liabilities and equity	$6,525	$7,089
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	6ME June 30,
(in millions)	2022	2021
OPERATING CASH FLOW
Net earnings (loss)	$128	$(176)
Adjustments to reconcile net earnings (loss) to operating cash flow:
Impairment	(63)	148
Depreciation and amortization	35	43
(Earnings) loss from equity method investments, net of distributions	(10)	(2)
(Gain) loss on sales of assets incl. AMECO-North America	(11)	8
Stock-based compensation	20	21
Deferred taxes	(14)	—
Net contributions to employee pension plans	—	(11)
Changes in assets and liabilities	(215)	(183)
Other	(3)	(2)
Operating cash flow	(133)	(154)

INVESTING CASH FLOW
Purchases of marketable securities	(236)	(31)
Proceeds from the sales and maturities of marketable securities	243	23
Capital expenditures	(23)	(46)
Proceeds from sales of assets	131	43
Proceeds from sale of AMECO-North America	—	71
Investments in partnerships and joint ventures	(46)	(60)
Other	8	—
Investing cash flow	77	—

FINANCING CASH FLOW
Proceeds from issuance of CPS	—	582
Purchase and retirement of debt	(23)	(5)
Dividends paid on CPS	(20)	—
Other borrowings (debt repayments)	8	(6)
Distributions paid to NCI	(12)	(18)
Capital contributions by NCI	—	106
Taxes paid on vested restricted stock	(5)	(4)
Other	(2)	—
Financing cash flow	(54)	655

Effect of exchange rate changes on cash	(25)	11
Increase (decrease) in cash and cash equivalents	(135)	512
Cash and cash equivalents at beginning of period	2,209	2,199
Cash and cash equivalents at end of period	$2,074	$2,711

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$28	$42
Cash paid for income taxes (net of refunds)	55	68

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
UNAUDITED

(in millions, except per share amounts)	Preferred Stock		Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF MARCH 31, 2022	1	$—	142	$1	$976	$(337)	$829	$1,469	$176	$1,645
Net earnings (loss)	—	—	—	—	—	—	66	66	7	73
OCI	—	—	—	—	—	(18)	—	(18)	1	(17)
Dividends on CPS ($16.25 per share)			—	—	—	—	(10)	(10)	—	(10)
Distributions to NCI	—	—	—	—	—	—	—	—	(5)	(5)
Capital contributions by NCI	—	—	—	—	—	—	—	—	—	—
Other NCI transactions	—	—	—	—	—	—	—	—	1	1
Stock-based plan activity	—	—	—	—	7	—	—	7	—	7
BALANCE AS OF JUNE 30, 2022	1	—	142	$1	$983	$(355)	$885	$1,514	$180	$1,694

(in millions, except per share amounts)	Preferred Stock		Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	1	$—	141	$1	$967	$(366)	$791	$1,393	$174	$1,567
Net earnings (loss)	—	—	—	—	—	—	114	114	14	128
OCI	—	—	—	—	—	11	—	11	1	12
Dividends on CPS ($16.25 per share)	—	—	—	—	—	—	(20)	(20)	—	(20)
Distributions to NCI	—	—	—	—	—	—	—	—	(12)	(12)
Capital contributions by NCI	—	—	—	—	—	—	—	—	—	—
Other NCI transactions	—	—	—	—	1	—	—	1	3	4
Stock-based plan activity	—	—	1	—	15	—	—	15	—	15
BALANCE AS OF JUNE 30, 2022	1	—	142	$1	$983	$(355)	$885	$1,514	$180	$1,694
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
UNAUDITED

(in millions, except per share amounts)	Preferred Stock		Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF MARCH 31, 2021	—	$—	141	$1	$237	$(417)	$1,163	$984	$261	$1,245
Net earnings (loss)	—	—	—	—	—	—	(115)	(115)	(7)	(122)
OCI	—	—	—	—	—	—	—	—	—	—
Issuance of CPS	1	—	—	—	582	—	—	582	—	582
Distributions to NCI	—	—	—	—	—	—	—	—	(10)	(10)
Capital contributions by NCI	—	—	—	—	—	—	—	—	64	64
Other NCI transactions	—	—	—	—	53	—	—	53	(53)	—
Stock-based plan activity	—	—	—	—	11	—	—	11	—	11
BALANCE AS OF JUNE 30, 2021	1	$—	141	$1	$883	$(417)	$1,049	$1,516	$255	$1,771

(in millions, except per share amounts)	Preferred Stock		Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	—	$—	141	$1	$196	$(417)	$1,250	$1,030	$233	$1,263
Net earnings (loss)	—	—	—	—	—	—	(201)	(201)	25	(176)
OCI	—	—	—	—	—	—	—	—	—	—
Issuance of CPS	1	—	—	—	582	—	—	582	—	582
Distributions to NCI	—	—	—	—	—	—	—	—	(18)	(18)
Capital contributions by NCI	—	—	—	—	—	—	—	—	106	106
Other NCI transactions	—	—	—	—	87	—	—	87	(91)	(4)
Stock-based plan activity	—	—	—	—	18	—	—	18	—	18
BALANCE AS OF JUNE 30, 2021	1	$—	141	$1	$883	$(417)	$1,049	$1,516	$255	$1,771

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

The financial statements included herein are unaudited. We believe they contain all adjustments of a normal recurring nature which are necessary to present fairly our financial position and our operating results as of and for the periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in tables may not total or agree back to the financial statements due to immaterial rounding differences. Management has evaluated all material events occurring subsequent to June 30, 2022 through the filing date of this Q2 2022 10-Q.
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
In the second quarter of 2022, NuScale became a public company (ticker:SMR) through a reverse recapitalization with a public shell company. We continue to control and consolidate NuScale. We will record the impacts of the transaction in our third quarter results.
2. Recent Accounting Pronouncements
We did not implement any new accounting pronouncements during the 2022 Period. However, we are currently evaluating the impact of the future disclosures that may arise under recent SEC proposals.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
3. Earnings Per Share
Potentially dilutive securities include CPS, stock options, RSUs and performance-based award units. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the if-converted and treasury stock methods. In computing diluted EPS, only securities that are actually dilutive are included.

	3ME June 30,		6ME June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net earnings (loss) from Cont Ops attributable to Fluor	$66	$(83)	$114	$(168)
Less: Dividends on CPS	10	5	20	5
Net earnings (loss) from Cont Ops available to Fluor common stockholders	56	(88)	94	(173)
Net earnings (loss) from Disc Ops attributable to Fluor	—	(32)	—	(33)
Net earnings (loss) available to Fluor common stockholders	$56	$(120)	$94	$(206)

Weighted average common shares outstanding	142	141	142	141
Diluted effect:
CPS	27	—	—	—
Stock options, RSUs and performance-based award units	3	—	2	—
Weighted average diluted shares outstanding	172	141	144	141

Basic EPS available to Fluor common stockholders:
Net earnings (loss) from Cont Ops	$0.40	$(0.62)	$0.67	$(1.23)
Net earnings (loss) from Disc Ops	—	(0.22)	—	(0.23)

Diluted EPS available to Fluor common stockholders:
Net earnings (loss) from Cont Ops	$0.38	$(0.62)	$0.66	$(1.23)
Net earnings (loss) from Disc Ops	—	(0.22)	—	(0.23)

Anti-dilutive securities not included in shares outstanding:
CPS	—	13	27	6
Stock options, RSU and performance-based award units	3	7	3	7

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
4. Operating Information by Segment and Geographic Area

	3ME June 30,		6ME June 30,
(in millions)	2022	2021	2022	2021
Revenue
Energy Solutions	$1,330	$1,319	$2,505	$2,310
Urban Solutions	1,005	1,210	1,964	2,405
Mission Solutions	547	707	1,140	1,460
Other	417	448	813	856
Total revenue	$3,299	$3,684	$6,422	$7,031

Segment profit (loss)
Energy Solutions	$65	$109	$119	$111
Urban Solutions	8	(68)	23	(38)
Mission Solutions	28	45	86	89
Other	7	9	(5)	(6)
Total segment profit (loss)	$108	$95	$223	$156

G&A	(45)	(33)	(117)	(100)
Impairment	—	(101)	63	(148)
Foreign currency gain (loss)	36	(30)	18	(41)
Interest income (expense), net	(1)	(12)	(10)	(30)
Earnings (loss) from Cont Ops attributable to NCI	7	(7)	14	25
Earnings (loss) from Cont Ops before taxes	$105	$(88)	$191	$(138)
Energy Solutions. Segment profit in the 2022 Quarter and 2022 Period included gains of $17 million and $4 million, respectively, related to an embedded foreign currency derivative. Segment profit in the 2021 Quarter and 2021 Period included losses of $20 million and $49 million, respectively, related to the embedded derivative.
Urban Solutions. Segment profit for the 2021 Quarter and 2021 Period included a project charge of $138 million (or $0.72 per share) related to procurement and subcontractor cost growth, delays and disruptions in the schedule of an infrastructure project. Further cost growth on this project resulted in additional charges of $32 million (or $0.14 per share) in the 2022 Quarter. We continue to analyze the recoverability of these costs.
Other. Segment profit (loss) for NuScale, Stork and AMECO follows:

	3ME June 30,		6ME June 30,
(in millions)	2022	2021	2022	2021
NuScale	$(8)	$(18)	$(29)	$(34)
Stork	12	14	18	17
AMECO	3	13	6	11
Segment profit (loss)	$7	$9	$(5)	$(6)
In April 2022, we sold approximately 5% of the ownership of NuScale to Japan NuScale Innovation, LLC for $107 million, subject to CFIUS review. The sale did not trigger any recognition of gain or loss because we control and consolidate NuScale before and after the sale. We have recorded $107 million as temporary APIC on the balance sheet as of June 30, 2022, which would become permanent APIC upon CFIUS approval. If CFIUS does not approve the sale, then these amounts will be repaid to the buyer.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
Total assets by segment are as follows:

(in millions)	June 30, 2022	December 31, 2021
Energy Solutions	$936	$1,158
Urban Solutions	987	906
Mission Solutions	583	764
Other	689	667
Corporate	3,330	3,594
Total assets	$6,525	$7,089
Revenue by project location follows:

	3ME June 30,		6ME June 30,
(in millions)	2022	2021	2022	2021
North America	$2,101	$2,187	$4,009	$4,254
Asia Pacific (includes Australia)	203	427	452	780
Europe	595	581	1,145	1,018
Central and South America	356	404	707	779
Middle East and Africa	44	85	109	200
Total revenue	$3,299	$3,684	$6,422	$7,031
5. Impairment
We did not recognize any impairment expense in Cont Ops during the 2022 Quarter. Impairment, included in Cont Ops, is summarized as follows:

	3ME June 30,	6ME June 30,
(in millions)	2021	2022	2021
Impairment:
Energy Solutions' equity method investment	$—	$—	$26
Goodwill	—	—	13
Fair value adjustment of Stork and AMECO assets	101	(63)	109
Total impairment	$101	$(63)	$148
During the 2022 Period, we reversed $63 million in impairment recognized in 2021 when our Stork and AMECO businesses were classified as held for sale due primarily to remeasurement under held and used impairment criteria, for which CTA balances are excluded from carrying value.
6. Income Taxes

The effective tax rate on earnings (loss) from Cont Ops was 30.7% for the 2022 Quarter and 32.8% for the 2022 Period compared to (1.9)% and (3.5)% for the corresponding periods of 2021. A reconciliation of U.S. statutory federal income tax expense (benefit) to income tax expense follows:

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

	3ME June 30		6ME June 30
(In millions)	2022	2021	2022	2021
U.S statutory federal income tax expense (benefit)	$22	$(19)	$40	$(29)
Increase (decrease) in taxes resulting from:
State and local income taxes	1	—	1	—
Valuation allowance, net	20	10	35	21
Foreign tax impact	(13)	9	(10)	11
Noncontrolling interest	(2)	2	(3)	(4)
Other	4	—	—	6
Total income tax expense (benefit)	$32	$2	$63	$5
7. Partnerships and Joint Ventures
Investments in a loss position of $271 million and $240 million were included in other accrued liabilities as of June 30, 2022 and December 31, 2021, respectively, and consisted primarily of provision for anticipated losses on a legacy infrastructure project. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts receivable, net” was $191 million and $205 million as of June 30, 2022 and December 31, 2021, respectively.
During the 2022 Quarter, we sold the majority of our interest in an infrastructure joint venture in Canada and recognized a gain of $11 million. During the 2021 Quarter, we sold our interest in an infrastructure joint venture in the U.S. and recognized a gain of $20 million. These gains were included in Urban Solutions' segment profit.
Variable Interest Entities

The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $30 million and $33 million as of June 30, 2022 and December 31, 2021, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse in nature. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of June 30, 2022 for the unconsolidated VIEs were $58 million.
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
8. Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $13 billion as of June 30, 2022. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of June 30, 2022 and December 31, 2021.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
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
Since May 2018, purported shareholders have filed various complaints against Fluor and certain of its current and former executives in the U.S. District Court for the Northern District of Texas. The plaintiffs purport to represent a class of shareholders who purchased or otherwise acquired Fluor common stock from August 14, 2013 through February 14, 2020, and seek to recover damages arising from alleged violations of federal securities laws. These claims are based on statements concerning Fluor’s internal and disclosure controls, risk management, revenue recognition, and Fluor’s gas-fired power contracts, which plaintiffs assert were materially misleading. In May 2020, these complaints were consolidated into one matter. We filed a motion to dismiss the matter in July 2020. The motion was granted in part on May 5, 2021, and as a result the Court dismissed with prejudice all allegations except those related to a single statement made in 2015 about one gas-fired power contract. During 2021, we recorded a liability for the estimated resolution of the matter and we also recognized the effects of expected insurance coverage. In the first quarter 2022, we reached a proposed settlement with the plaintiffs. The proposed settlement has been preliminarily approved by the Court but is subject to and pending final approval, with a hearing currently scheduled for November 2022. No additional liability or insurance recovery has been recognized in 2022.
Since September 2018, eleven separate purported shareholders' derivative actions were filed against current and former members of the Board of Directors, as well as certain of Fluor’s current and former executives. Fluor is named as a nominal defendant in the actions. These derivative actions purport to assert claims on behalf of Fluor and make substantially the same factual allegations as the securities class action matter discussed above and seek various forms of monetary and injunctive relief. These actions are pending in Texas state court (District Court for Dallas County), the U.S. District Court for the District of Delaware, the U.S. District Court for the Northern District of Texas, and the Court of Chancery of the State of Delaware. Certain of these actions were consolidated and stayed. We anticipate that these matters will remain stayed until final resolution of the securities class action. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded any liability as a result of these actions.
Various wholly-owned subsidiaries of Fluor, in conjunction with a partner, TECHINT, (“Fluor/TECHINT”) performed engineering, procurement and construction management services on a cost reimbursable basis for Barrick Gold Corporation involving a gold mine and ore processing facility on a site straddling the border between Argentina and Chile. In 2013 Barrick terminated the Fluor/TECHINT agreements for convenience and not due to the performance of Fluor/TECHINT. On August 12, 2016, Barrick filed a notice of arbitration against Fluor/TECHINT, demanding damages and/or a refund of contract proceeds paid of not less than $250 million under various claims relating to Fluor/TECHINT’s alleged performance. Proceedings were suspended while the parties explored a possible settlement. In August 2019, Barrick drew down $36 million of letters of credit from Fluor/TECHINT ($24 million from Fluor and $12 million from TECHINT). Thereafter, Barrick proceeded to reactivate the arbitration. Barrick and Fluor/TECHINT have exchanged detailed statements of claim and counterclaim pursuant to which Barrick's claim against Fluor/TECHINT now totals approximately $364 million net of amounts acknowledged to be due to Fluor/TECHINT. We believe that the claims asserted by Barrick are without merit and are vigorously defending these claims. While no assurance can be given as to the ultimate outcome of this matter, we do not believe it is probable that a loss will be incurred. Accordingly, we have not recorded any liability as a result of these claims.
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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
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
Other Matters

We periodically evaluate our positions and the amounts recognized with respect to all our claims and back charges. As of both June 30, 2022 and December 31, 2021, we had recorded $215 million of claim revenue for costs incurred to date. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. We had no material disputed back charges to suppliers or subcontractors as of June 30, 2022 and December 31, 2021.

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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
10. Contract Assets and Liabilities

The following summarizes information about our contract assets and liabilities:

(in millions)	June 30, 2022	December 31, 2021
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$817	$822
Contract work in progress - lump-sum contracts	230	244
Contract assets	$1,047	$1,066

Advance billings deducted from contract assets	$228	$208

	6ME June 30,
(in millions)	2022	2021
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$741	$840
11. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	June 30, 2022
Within 1 year	$10,028
1 to 2 years	5,368
Thereafter	2,512
Total RUPO	$17,908

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
12. Debt and Letters of Credit

Debt consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Borrowings under credit facility	$—	$—

Current:
2023 Notes	$153	$—
Other borrowings	28	18
Total current	$181	$18
Long-term:
Senior Notes
2023 Notes	$—	$193
2024 Notes	381	381
Unamortized discount on 2024 Notes	(1)	(1)
Unamortized deferred financing costs	(1)	(1)
2028 Notes	600	600
Unamortized discount on 2028 Notes	(1)	(1)
Unamortized deferred financing costs	(3)	(3)
Other long-term borrowings	5	6
Total long-term	$980	$1,174

Credit Facility

As of June 30, 2022, letters of credit totaling $338 million were outstanding under our $1.8 billion credit facility, which matures in February 2025. The credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.0, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of June 30, 2022, we had availability to borrow $785 million under our credit facility.
Uncommitted Lines of Credit
As of June 30, 2022, letters of credit totaling $960 million were outstanding under uncommitted lines of credit.
Senior Notes
In June 2022, we redeemed $23 million of outstanding 2023 Notes. In June 2021, we redeemed $5 million of outstanding 2023 and 2024 Notes. The gains and losses on these redemptions were not material.
13. Convertible Preferred Stock

Second quarter CPS dividends of $10 million were paid in May 2022. In July 2022, our Board of Directors approved the payment of third quarter CPS dividends of $10 million, payable in August 2022.

Each share of CPS is convertible at the holder's option at any time into 44.9585 shares of our common stock per share of CPS. The conversion rate is subject to certain customary adjustments, but no payment or adjustment for accumulated but unpaid dividends will be made upon conversion, subject to certain limited exceptions. The CPS may not be redeemed by us; however, we may, at any time on or after May 20, 2022, elect to cause all outstanding shares of CPS to be converted into

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
shares of our common stock at the conversion rate, subject to certain conditions (and, if such conversion occurs prior to May 20, 2024, the payment of a cash make-whole premium). The most significant condition to our ability to force a conversion prior to May 2024 is the requirement that our common stock trade above $28.92 for 20 consecutive trading days. We estimate that the cash make-whole payment would have been $96 million at June 30, 2022 (assuming we minimally exceeded the minimum trading price to invoke the conversion). If a make-whole fundamental change, as defined in the certificate of designations for the CPS, occurs, we will in certain circumstances be required to increase the conversion rate for a holder who elects to convert shares of CPS in connection with such make-whole fundamental change.
14. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2022				December 31, 2021
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$10	$10	$—	$—	$12	$12	$—	$—
Derivative assets(2)
Foreign currency	16	—	16	—	15	—	15	—
Commodity	14	—	14	—	5	—	5	—

Liabilities:
Derivative liabilities(2)
Foreign currency	$11	$—	$11	$—	$7	$—	$7	$—
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
We have measured assets and liabilities held for sale and certain other impaired assets at fair value on a nonrecurring basis. The following summarizes information about financial instruments that are not required to be measured at fair value:

		June 30, 2022		December 31, 2021
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,286	$1,286	$1,295	$1,295
Cash equivalents(2)	Level 2	788	788	914	914
Marketable securities(2)	Level 2	120	120	127	127
Notes receivable, including noncurrent portion(3)	Level 3	9	9	11	11
Liabilities:
2023 Senior Notes(4)	Level 2	$153	$152	$193	$196
2024 Senior Notes(4)	Level 2	379	368	379	399
2028 Senior Notes(4)	Level 2	596	525	596	630
Other borrowings, including noncurrent portion(5)	Level 2	33	33	24	24
_________________________________________________________
(1)    Cash consists of bank deposits. Carrying amounts approximate fair value.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
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
15. Stock-Based Compensation
Our executive and director stock-based compensation plans are described more fully in the 2021 10-K. In the 2022 and 2021 Periods, RSUs totaling 415,356 and 596,391, respectively, were granted to executives and directors at a weighted-average grant date fair value of $22.36 and $18.67 per share, respectively, and generally vest over three years. RSUs granted to directors in 2022 and 2021 vested upon grant.
Stock options for the purchase of 250,656 and 481,626 shares at a weighted-average exercise price of $21.90 and $17.96 per share were awarded to executives during the 2022 and 2021 Periods, respectively. The options granted in 2022 and 2021 generally vest over three years and expire ten years after the grant date.
Performance-based award units totaling 426,957 and 613,868 were awarded to Section 16 officers during the 2022 and 2021 Periods, respectively. These awards generally cliff vest after 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based elements of such awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter. These awards are earned based on achievement of EPS and return on invested capital goals over three one-year periods, and earned or modified based on our three-year cumulative total shareholder return relative to companies in the S&P 500 on the date of the award. For the majority of awards, generally only one-third of the units awarded in any given year are deemed to be granted each year of the 3-year vesting periods. During 2022, the following units were granted based upon the establishment of performance targets:

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
SGI awards granted to executives vest and become payable at a rate of one-third of the total award each year.

	Location in Statement of Operations	3ME June 30,		6ME June 30,
(in millions)		2022	2021	2022	2021
Compensation expense related to SGI awards	G&A	$1	$(1)	$11	$31

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

(in millions)	June 30, 2022	December 31, 2021
Liabilities associated with SGI awards	$49	$73
16. Other Comprehensive Income (Loss)
The components of OCI follow:

	3ME June 30, 2022			3ME June 30, 2021
(in millions)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$(33)	$—	$(33)	$(1)	$—	$(1)
Ownership share of equity method investees’ OCI	21	(4)	17	(1)	1	—
DB plan adjustments	—	—	—	1	—	1
Unrealized gain (loss) on hedges	(1)	—	(1)	1	(1)	—
Total OCI	(13)	(4)	(17)	—	—	—
Less: OCI attributable to NCI	1	—	1	—	—	—
OCI attributable to Fluor	$(14)	$(4)	$(18)	$—	$—	$—

	6ME June 30, 2022			6ME June 30, 2021
(in millions)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$(4)	$—	$(4)	$1	$—	$1
Ownership share of equity method investees’ OCI	21	(3)	18	(3)	1	(2)
DB plan adjustments	1	—	1	2	1	3
Unrealized gain (loss) on hedges	(4)	1	(3)	(2)	—	(2)
Total OCI	14	(2)	12	(2)	2	—
Less: OCI attributable to NCI	1	—	1	—	—	—
OCI attributable to Fluor	$13	$(2)	$11	$(2)	$2	$—

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
The changes in AOCI balances follow:

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor:
Balance as of March 31, 2022	$(270)	$(55)	$(17)	$5	$(337)
OCI before reclassifications	(34)	10	—	(4)	(28)
Amounts reclassified from AOCI	—	7	—	3	10
Net OCI	(34)	17	—	(1)	(18)
Balance as of June 30, 2022	$(304)	$(38)	$(17)	$4	$(355)

Attributable to NCI:
Balance as of March 31, 2022	$(3)	$—	$—	$—	$(3)
OCI before reclassifications	1	—	—	—	1
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	1	—	—	—	1
Balance as of June 30, 2022	$(2)	$—	$—	$—	$(2)

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor:
Balance as of December 31, 2021	$(299)	$(56)	$(18)	$7	$(366)
OCI before reclassifications	(5)	10	1	(2)	4
Amounts reclassified from AOCI	—	8	—	(1)	7
Net OCI	(5)	18	1	(3)	11
Balance as of June 30, 2022	$(304)	$(38)	$(17)	$4	$(355)

Attributable to NCI:
Balance as of December 31, 2021	$(3)	$—	$—	$—	$(3)
OCI before reclassifications	1	—	—	—	1
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	1	—	—	—	1
Balance as of June 30, 2022	$(2)	$—	$—	$—	$(2)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor:
Balance as of March 31, 2021	$(258)	$(56)	$(117)	$14	$(417)
OCI before reclassifications	(1)	—	—	5	4
Amounts reclassified from AOCI	—	—	1	(5)	(4)
Net OCI	(1)	—	1	—	—
Balance as of June 30, 2021	$(259)	$(56)	$(116)	$14	$(417)

Attributable to NCI:
Balance as of March 31, 2021	$(4)	$—	$—	$—	$(4)
OCI before reclassifications	(1)	—	—	—	(1)
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	(1)	—	—	—	(1)
Balance as of June 30, 2021	$(5)	$—	$—	$—	$(5)

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor:
Balance as of December 31, 2020	$(261)	$(54)	$(119)	$17	$(417)
OCI before reclassifications	2	(2)	—	6	6
Amounts reclassified from AOCI	—	—	3	(9)	(6)
Net OCI	2	(2)	3	(3)	—
Balance as of June 30, 2021	$(259)	$(56)	$(116)	$14	$(417)

Attributable to NCI:
Balance as of December 31, 2020	$(4)	$—	$—	$—	$(4)
OCI before reclassifications	(1)	—	—	—	(1)
Amounts reclassified from AOCI	—	—	—	—	—
Net other comprehensive income (loss)	(1)	—	—	—	(1)
Balance as of June 30, 2021	$(5)	$—	$—	$—	$(5)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
Information about reclassifications out of AOCI follows:

		3ME June 30,		6ME June 30,
(in millions)	Location in Statement of Operations	2022	2021	2022	2021
Component of AOCI:
Ownership share of equity method investees’ OCI	Cost of revenue	$(7)	$—	$(8)	$—
Income tax benefit	Income tax expense (benefit)	—	—	—	—
Net of tax		$(7)	$—	$(8)	$—

DB plan adjustments	G&A	$—	$(1)	$—	$(2)
Income tax benefit	Income tax expense (benefit)	—	—	—	(1)
Net of tax		$—	$(1)	$—	$(3)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Various accounts(1)	$(4)	$7	$1	$12
Interest rate contracts	Interest expense	—	—	—	(1)
Income tax benefit	Income tax expense (benefit)	1	(2)	—	(2)
Net of tax		$(3)	$5	$1	$9
(1)Gains and losses on commodity and foreign currency derivative contracts were reclassified to "Cost of revenue" and "G&A".
17. Discontinued Operations
In May 2021, we sold the North American operations of the AMECO equipment business for $71 million and recognized a loss on the sale of $27 million. The results for the sold operations are reported in Disc Ops in the 2021 Period.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
AMECO Disc Ops information follows:

(in millions)	3ME June 30, 2021	6ME June 30, 2021
Revenue	$13	$29
Cost of revenue	(21)	(37)
Gross Profit	(8)	(8)
G&A	—	—
Impairment expense	—	—
Loss on sale of AMECO North America	(25)	(25)
Foreign currency gain (loss)	—	—
Operating profit	(33)	(33)
Interest (expense) income, net	—	—
Earnings (loss) before taxes from Disc Ops	(33)	(33)
Income tax (expense) benefit	1	—
Net earnings (loss) from Disc Ops	(32)	(33)
Less: Net earnings (loss) from Disc Ops attributable to NCI	—	—
Net earnings (loss) from Disc Ops attributable to Fluor	$(32)	$(33)
Our cash flow information for the 2021 Period included the following activities related to AMECO Disc Ops:

(in millions)	6ME June 30, 2021
Capital expenditures	$(11)
In our 2021 10-K, we reported additional AMECO operations and Stork operations in Disc Ops. These operations are still being marketed but no longer qualify for all Disc Ops criteria. They are now reported in Cont Ops, unless or until such time that they re-qualify for Disc Ops.

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
In May 2022, NuScale completed a merger with Spring Valley Acquisition Corp. and related private investment transactions. We will continue to consolidate the combined company (ticker:SMR), although we expect cash and NCI balances will be higher than before the merger.

	3ME June 30,				6ME June 30,
(in millions)	2022		2021		2022		2021
Revenue
Energy Solutions	$1,330		$1,319		$2,505		$2,310
Urban Solutions	1,005		1,210		1,964		2,405
Mission Solutions	547		707		1,140		1,460
Other	417		448		813		856
Total revenue	$3,299		$3,684		$6,422		$7,031

Segment profit (loss) $ and margin %
Energy Solutions	$65	4.9%	$109	8.3%	$119	4.8%	$111	4.8%
Urban Solutions	8	0.8%	(68)	(5.6)%	23	1.2%	(38)	(1.6)%
Mission Solutions	28	5.1%	45	6.4%	86	7.5%	89	6.1%
Other	7	NM	9	NM	(5)	NM	(6)	NM
Total segment profit (loss) $ and margin %(1)	$108	3.3%	$95	2.6%	$223	3.5%	$156	2.2%

G&A	(45)		(33)		(117)		(100)
Impairment	—		(101)		63		(148)
Foreign currency gain (loss)	36		(30)		18		(41)
Interest expense, net	(1)		(12)		(10)		(30)
Earnings (loss) from Cont Ops attributable to NCI	7		(7)		14		25
Earnings (loss) from Cont Ops before taxes	105		(88)		191		(138)
Income tax (expense) benefit	(32)		(2)		(63)		(5)
Net earnings (loss) from Cont Ops	$73		$(90)		$128		$(143)
Less: Net earnings (loss) from Cont Ops attributable to NCI	7		(7)		14		25
Net earnings (loss) from Cont Ops attributable to Fluor	$66		$(83)		$114		$(168)

Less: Dividends on CPS	10		5		20		5
Net earnings (loss) from Cont Ops available to Fluor common stockholders	$56		$(88)		$94		$(173)

New awards
Energy Solutions	$1,339		$661		$2,021		$2,270
Urban Solutions	1,943		617		2,541		1,679
Mission Solutions	52		92		438		1,084
Other	216		326		476		547
Total new awards	$3,550		$1,696		$5,476		$5,580

New awards related to projects located outside of the U.S.					54%		71%

Backlog (in millions)	June 30, 2022	December 31, 2021
Energy Solutions	$8,421	$9,324
Urban Solutions	7,711	7,048
Mission Solutions	1,863	2,562
Other	1,524	1,866
Total backlog	$19,519	$20,800

Backlog related to projects located outside of the U.S.	61%	65%
Backlog related to lump-sum projects	57%	59%
(1)Total segment profit (loss) is a non-GAAP financial measure. We believe that total segment profit (loss) provides a meaningful perspective on our results as it is the aggregation of individual segment profit (loss) measures that we use to evaluate and manage our performance.
During the first quarter of 2022, we suspended any new investment in our Russian operations. We have evaluated our financial exposure through June 30, 2022 and do not believe that, should existing conditions in Eastern Europe persist, we would have a material impairment of our assets. Our backlog on projects in the impacted region is not significant to future revenue or margin. We continue to monitor the circumstances in Eastern Europe and wind down our existing contractual obligations while complying with all regulatory limitations placed on new and existing business for projects and clients based in the region.
We experienced reductions in demand for certain services and the delay or abandonment of ongoing or anticipated projects following the COVID pandemic and steep decline in oil prices in early 2020. Although oil prices have rebounded, our energy clients have yet to respond with elevated capital expenditures. We continue to deal with the effects of COVID in 2022 including impacts on our productivity, our ability to mobilize our workforce on certain projects and supply chain disruption at our global suppliers' facilities and our fabrication yard in China. Our estimates reflect our best assessment of project results inclusive of continuing COVID effects (including client recoveries), which have been dynamic as our projects have seen changes in prevailing regulations.
During the 2022 Quarter and 2022 Period, consolidated revenue declined due to volume declines on projects which were completed or nearing completion in the Urban Solutions and Mission Solutions segments combined with client delays on anticipated new awards. The revenue declines in the 2022 Period were partially offset by the ramp up of execution activities on a refinery project in Mexico and a recently awarded LNG project.
Segment profit for the 2022 Quarter remained flat compared to the 2021 Quarter despite project charges recognized on certain infrastructure projects. Segment profit for the 2022 Period increased primarily due to a significant project charge recognized in the 2021 Period for procurement and subcontractor cost growth, delays and disruptions in the schedule of an infrastructure project.
During the 2022 Period, we reversed $63 million in impairment recognized in 2021 when our Stork and AMECO businesses were classified as held for sale due primarily to remeasurement under held and used impairment criteria, for which CTA balances are excluded from carrying value. If our Stork and AMECO businesses are sold or if they meet the held for sale criteria again, we might re-recognize some or all of the impairment expense related to remeasurement. During the 2021 Period, we recognized impairment on goodwill and one equity method investment in the Energy Solutions segment and we also recorded fair value adjustments to our Stork and AMECO businesses which were classified as held for sale in 2021.
Our results in the 2022 Quarter were significantly impacted by evolving currency translation rates. During the 2022 Quarter, the U.S. dollar appreciated significantly against the Euro and the British Pound.
The effective tax rate on earnings (loss) from Cont Ops was 30.7% for the 2022 Quarter and 32.8% for the 2022 Period compared to (1.9)% and (3.5)% for the corresponding periods of 2021. A reconciliation of U.S. statutory federal income tax expense (benefit) to income tax expense follows:

	3ME June 30,		6ME June 30,
(In millions)	2022	2021	2022	2021
U.S statutory federal income tax expense (benefit)	$22	$(19)	$40	$(29)
Increase (decrease) in taxes resulting from:
State and local income taxes	1	—	1	—
Valuation allowance, net	20	10	35	21
Foreign tax impact	(13)	9	(10)	11
Noncontrolling interest	(2)	2	(3)	(4)
Other	4	—	—	6
Total income tax expense (benefit)	$32	$2	$63	$5
The decline in backlog during the 2022 Period primarily resulted from work performed outpacing new award activity.Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog differs from RUPO discussed elsewhere. RUPO includes only the amount of revenue we expect to recognize under contracts with definite terms and substantive termination provisions.
Segment Operations - Comparisons of the 2022 Quarter to the 2021 Quarter and the 2022 Period to the 2021 Period
Energy Solutions
Revenue for the 2022 Quarter remained flat compared to the 2021 Quarter. Revenue for the 2022 Period increased due to the ramp up of execution activities on a refinery project in Mexico and a recently awarded LNG project partially offset by declines in the volume of execution activity for projects nearing completion.
Segment profit for the 2022 Quarter declined because the 2021 Quarter benefitted from the negotiation of change orders, scope increases and cost improvements on numerous projects as well as the reversal of a previously reserved receivable. Segment profit for the 2022 Quarter included foreign currency impacts, cost growth and estimated recoveries on a legacy upstream project mostly offset by gains related to embedded foreign currency derivatives. Segment profit for the 2022 Period remained flat compared to the 2021 Period. The change in segment profit margin reflects the same factors affecting segment profit.
New awards in the 2022 Quarter increased due to a large award for a chemicals project in China and a refinery upgrade project in Mexico. New awards in the 2022 Period decreased due to incremental awards for a refinery project in Mexico booked in the 2021 Period. Backlog decreased during the 2022 Period due to a lack of significant new awards.
Urban Solutions
Revenue for the 2022 Quarter and 2022 Period decreased primarily due to the completion of a mining project in Australia, a metals project in Canada and data center projects in Europe. The revenue declines in the 2022 Quarter and 2022 Period were partially offset by increased execution activities on a life sciences project.

Segment profit for the 2022 Quarter and 2022 Period improved compared to the prior year periods due to a significant project charge of $138 million recognized in the 2021 Quarter for procurement and subcontractor cost growth, delays and disruptions in the schedule of an infrastructure project. Further cost growth on this legacy project resulted in additional charges of $32 million in the 2022 Quarter. We continue to analyze the recoverability of these costs. We also recognized charges on two other legacy infrastructure projects during the 2022 Quarter resulting from cost growth and re-work. The project charges recognized in the 2022 Quarter were partially offset by favorable forecast revisions on an infrastructure project nearing completion. During the 2022 Quarter, we sold the majority of our interest in an infrastructure joint venture in Canada and recognized a gain of $11 million. During the 2021 Quarter, we sold our interest in an infrastructure joint venture in the U.S. and recognized a gain of $20 million. The change in segment profit margin reflects the same factors affecting segment profit.
New awards in 2022 Quarter and 2022 Period increased due to large awards for a mining project in Australia and a highway project in Texas as well as an incremental award for early procurement and construction activities on a semiconductor facility in the U.S. Backlog increased during the 2022 Period due to the new award activity.

Mission Solutions
Revenue for the 2022 Quarter and 2022 Period decreased primarily due to the completion of a DOE contract in the prior year and the closure of LOGCAP in Afghanistan. The revenue decline in the 2022 Period was partially offset by execution activities on a project to provide contingency and humanitarian support for Afghan evacuees in the United States as well as the favorable resolution of close out items on a completed Army Corps of Engineers project.
The decrease in segment profit for the 2022 Quarter and 2022 Period was substantially driven by the completion of the DOE contract in the prior year and the closure of LOGCAP in Afghanistan as well as higher than anticipated performance-based fees and the release of COVID cost reserves in the prior year periods. The segment profit decline in the 2022 Period was partially offset by execution activities on the project to provide contingency and humanitarian support for Afghan evacuees in the United States as well as the favorable resolution of close out items on the completed Army Corps of Engineers project. The change in segment profit margin reflects the same factors affecting segment profit.
New awards in the 2022 Period decreased due to extensions on two of our DOE contracts booked in the 2021 Period. Backlog decreased during the 2022 Period due to the delay of new awards. Backlog included $76 million and $445 million of unfunded government contracts as of June 30, 2022 and December 31, 2021, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated.
Other
Other includes the operations of NuScale, Stork and the remaining AMECO business.

	3ME June 30,		6ME June 30,
(in millions)	2022	2021	2022	2021
NuScale (1)	$(8)	$(18)	$(29)	$(34)
Stork	12	14	18	17
AMECO	3	13	6	11
Segment profit (loss)	$7	$9	$(5)	$(6)

(1) NuScale expenses included in the determination of segment profit were as follows:
NuScale expenses	$(16)	$(43)	$(62)	$(80)
Less: DOE Reimbursable expenses	7	16	30	32
NuScale expenses, net	(9)	(27)	(32)	(48)
Less: Attributable to NCI	1	9	3	14
NuScale profit (loss)	$(8)	$(18)	$(29)	$(34)
G&A

	3ME June 30,		6ME June 30,
(in millions)	2022	2021	2022	2021
G&A
Compensation	$17	$24	$71	$81
SEC investigation	6	1	12	4
Reserve for legacy legal claims	5	—	5	—
Facilities	3	4	9	7
Exit costs	4	—	4	—
Other	10	4	16	8
G&A	$45	$33	$117	$100

Net Interest Expense
The decrease in net interest expense during the 2022 Quarter and 2022 Period was primarily due to the redemption of $509 million of 2023 and 2024 Notes in the latter half of 2021 and an increase in interest rates on cash deposits. The decrease in net interest expense during the 2022 Period was further driven by costs incurred to refinance our credit facility in the 2021 Period.
Recent Accounting Pronouncements
Item is described more fully in the Notes to Financial Statements.
Litigation and Matters in Dispute Resolution
Item is described more fully in the Notes to Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
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
As of June 30, 2022, letters of credit totaling $338 million were outstanding under our $1.8 billion credit facility, which matures in February 2025. The credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, all as defined in the amended credit facility. The credit facility also contains provisions that will require us to provide collateral if we are downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of liens on our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of June 30, 2022, we had availability to borrow $785 million under our credit facility.
We expect to address the maturities currently scheduled for the first quarter of 2023 and fourth quarter of 2024 through available liquidity, cash generated by our operations or via a new securities issue.
Cash and cash equivalents combined with marketable securities were $2.2 billion as of June 30, 2022 and $2.3 billion as of December 31, 2021. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $996 million and $992 million as of June 30, 2022 and December 31, 2021, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $557 million and $630 million as of June 30, 2022 and December 31, 2021, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $117 million and $127 million as of June 30, 2022 and December 31, 2021, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of June 30, 2022 and December 31, 2021, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.

Cash Flows

	6ME June 30,
(in millions)	2022	2021
OPERATING CASH FLOW	$(133)	$(154)

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	7	(8)
Capital expenditures	(23)	(46)
Proceeds from sales of assets	131	43
Proceeds from sale of AMECO-North America	—	71
Investments in partnerships and joint ventures	(46)	(60)
Other	8	—
Investing cash flow	77	—

FINANCING CASH FLOW
Proceeds from issuance of CPS	—	582
Purchase and retirement of debt	(23)	(5)
Dividends paid	(20)	—
Other borrowings (debt repayments)	8	(6)
Distributions paid to NCI	(12)	(18)
Capital contributions by NCI	—	106
Other	(7)	(4)
Financing cash flow	(54)	655

Effect of exchange rate changes on cash	(25)	11
Increase (decrease) in cash and cash equivalents	(135)	512
Cash and cash equivalents at beginning of period	2,209	2,199
Cash and cash equivalents at end of period	$2,074	$2,711

Cash paid during the period for:
Interest	$28	$42
Income taxes (net of refunds)	55	68
Operating Activities
Cash flows from operating activities result primarily from our EPC activities and are affected by our earnings levels and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project and the payments terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of June 30, 2022, our backlog included $1.2 billion for loss projects which may have a negative impact on our operating cash flow in future periods.
Our operating cash flow for the 2022 Period was negatively impacted by increases in working capital on several large projects, most of which occurred in the first quarter. Operating cash flow for the 2022 Quarter significantly improved compared to the first quarter of 2022 as working capital levels remained stable. Our operating cash flow for the 2021 Period was negatively impacted by increased funding of COVID-19 costs on our projects, higher cash payments of G&A and increased tax payments.

During the 2021 Period, we contributed $12 million into our DB plans, primarily our Dutch DB plan which was settled in late 2021.
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

Capital expenditures in the 2022 and 2021 Periods were primarily related to construction equipment on certain infrastructure projects as well as expenditures for facilities and investments in information technology.
In April 2022, we sold approximately 5% of the ownership of NuScale to Japan NuScale Innovation, LLC for $107 million, which will become final after CFIUS' review. Proceeds from sales of assets during the 2022 Period includes the NuScale sale as well as the sale of the majority of our interest in an infrastructure joint venture in Canada. Proceeds from sales of assets during the 2021 Period includes the sale of our 10% ownership interest in an infrastructure joint venture in the U.S.
Investments in unconsolidated partnerships and joint ventures in the 2022 Period included capital contributions to a Mission Solutions joint venture and an infrastructure joint venture. Investments in unconsolidated partnerships and joint ventures in the 2021 Period included a $26 million capital contribution to COOEC Fluor, which satisfied our contractual funding requirements, as well as capital contributions to a Mission Solutions joint venture.
Financing Activities
Cumulative cash dividends on the CPS are payable at an annual rate of 6.5% quarterly in arrears on February 15, May 15, August 15 and November 15, upon declaration of the dividend by our Board of Directors. Dividends accumulate from the most recent date on which dividends have been paid. First and second quarter CPS dividends of $10 million were paid in February and May 2022. In July 2022, our Board of Directors approved the payment of third quarter CPS dividends of $10 million, payable in August 2022.

Each share of CPS is convertible at the holder's option at any time into 44.9585 shares of our common stock per share of CPS. The conversion rate is subject to certain customary adjustments, but no payment or adjustment for accumulated but unpaid dividends will be made upon conversion, subject to certain limited exceptions. The CPS may not be redeemed by us; however, we may, at any time on or after May 20, 2022, elect to cause all outstanding shares of CPS to be converted into shares of our common stock at the conversion rate, subject to certain conditions (and, if such conversion occurs prior to May 20, 2024, the payment of a cash make-whole premium). The most significant condition to our ability to force a conversion prior to May 2024 is the requirement that our common stock trade above $28.92 for 20 consecutive trading days. We estimate that the cash make-whole payment would have been $96 million at June 30, 2022 (assuming we minimally exceed the minimum trading price to invoke the conversion). If a make-whole fundamental change, as defined in the certificate of designations for the CPS, occurs, we will in certain circumstances be required to increase the conversion rate for a holder who elects to convert shares of CPS in connection with such make-whole fundamental change.
In June 2022, we redeemed $23 million of outstanding 2023 Notes. In June 2021, we redeemed $5 million of outstanding 2023 and 2024 Notes.
Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in the 2022 Period related to joint ventures in all our segments. Distributions in the 2021 Period primarily related to a transportation joint venture project in the U.S.
Capital contributions by NCI during the 2021 Period primarily related to new investments totaling $100 million by NuScale's NCI holders.
We have a common stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. As of June 30, 2022, over 10 million shares could still be purchased under the existing stock repurchase program, although we don't have any immediate intent to begin such repurchases.

Off-Balance Sheet Arrangements
Letters of Credit

As of June 30, 2022, letters of credit totaling $338 million were outstanding under committed lines of credit, and letters of credit totaling $960 million were outstanding under uncommitted lines of credit. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees

The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $13 billion as of June 30, 2022.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk during the 2022 Period. Accordingly, the disclosures provided in the 2021 10-K remain relevant.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	3ME June 30,
(in millions)	2022	2021
Backlog, April 1	$19,254	$25,973
New awards	3,550	1,696
Adjustments and cancellations, net (1)	(36)	(880)
Work performed	(3,249)	(3,636)
Backlog, June 30	$19,519	$23,153

	6ME June 30,
(in millions)	2022	2021
Backlog, January 1	$20,800	$25,569
New awards	5,476	5,580
Adjustments and cancellations, net (1)	(434)	(1,066)
Work performed	(6,323)	(6,930)
Backlog, June 30	$19,519	$23,153

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
Additional information on matters in dispute may be found in Item 8 of the 2021 10-K and Part I, Item 1 of this Q2 2022 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2021 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended June 30, 2022 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
April 1 — April 30, 2022	—	$—	—	10,513,093
May 1 — May 31, 2022	—	—	—	10,513,093
June 1 — June 30, 2022	—	—	—	10,513,093
Total	—	$—	—
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

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on April 19, 2022).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q2 2022 10-Q for the three and six months ended June 30, 2022, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	August 5, 2022	By:	/s/ Joseph L. Brennan
Joseph L. Brennan
Chief Financial Officer

Date:	August 5, 2022	By:	/s/ John C. Regan
John C. Regan
Chief Accounting Officer