Form 10-Q
period 2022-09-30
FLUOR CORP
filed 2022-11-04
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2022, 142,088,313 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2021 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
2021 Period	Nine months ended September 30, 2021
2021 Quarter	Three months ended September 30, 2021
2022 Period	Nine months ended September 30, 2022
2022 Quarter	Three months ended September 30, 2022
3ME	Three months ended
9ME	Nine months ended
AMECO	American Equipment Company, Inc.
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFIUS	Committee on Foreign Investment in the United States
Cont Ops	Continuing operations
COOEC	China's Offshore Oil Engineering Co., Ltd
COVID	Coronavirus pandemic
CPS	Convertible preferred stock
CTA	Currency translation adjustment
DB plan	Defined benefit pension plan
Disc Ops	Discontinued operations
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings (loss) per share
Exchange Act	Securities Exchange Act of 1934
Fluor	Fluor Corporation
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
LNG	Liquefied natural gas
LOGCAP	Logistics Civil Augmentation Program
NCI	Noncontrolling interests
NM	Not meaningful
NuScale	NuScale Power Corporation
OCI	Other comprehensive income (loss)
PIPE	Private investment in public equity
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
SGI	Stock growth incentive awards
SMR	Small modular reactor
SPAC	Special purpose acquisition company
Spring Valley	Spring Valley Acquisition Corporation
Stork	Stork Holding B.V. and subsidiaries
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	3ME September 30,		9ME September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Revenue	$3,612	$3,503	$10,034	$10,534
Cost of revenue	(3,627)	(3,390)	(9,812)	(10,240)
Gross profit	(15)	113	222	294
G&A	(30)	(44)	(146)	(144)
Impairment	—	(5)	63	(153)
Foreign currency gain (loss)	34	37	51	(4)
Operating profit (loss)	(11)	101	190	(7)
Interest expense	(14)	(37)	(43)	(76)
Interest income	28	4	47	13
Earnings (loss) from Cont Ops before taxes	3	68	194	(70)

Income tax (expense) benefit	(27)	(29)	(89)	(35)
Net earnings (loss) from Cont Ops	(24)	39	105	(105)
Less: Net earnings (loss) from Cont Ops attributable to NCI	(46)	(3)	(31)	22
Net earnings (loss) from Cont Ops attributable to Fluor	22	42	136	(127)
Net earnings (loss) from Disc Ops attributable to Fluor	—	(1)	—	(34)
Net earnings (loss) attributable to Fluor	$22	$41	$136	$(161)
Less: Dividends on CPS	10	10	29	15
Net earnings (loss) available to Fluor common stockholders	$12	$31	$107	$(176)

Basic EPS available to Fluor common stockholders
Net earnings (loss) from Cont Ops	$0.08	$0.23	$0.75	$(1.00)
Net earnings (loss) from Disc Ops	—	(0.01)	—	(0.24)

Diluted EPS available to Fluor common stockholders
Net earnings (loss) from Cont Ops	$0.08	$0.22	$0.74	$(1.00)
Net earnings (loss) from Disc Ops	—	(0.01)	—	(0.24)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	3ME September 30,		9ME September 30,
(in millions)	2022	2021	2022	2021
Net earnings (loss) from Cont Ops	$(24)	$39	$105	$(105)
Net earnings (loss) from Disc Ops	—	(1)	—	(34)
Net earnings (loss)	$(24)	$38	$105	$(139)

OCI, net of tax:
Foreign currency translation adjustment	(32)	(19)	(35)	(17)
Ownership share of equity method investees’ OCI	14	(3)	31	(5)
DB plan adjustments	—	1	—	4
Unrealized gain (loss) on hedges	(5)	(2)	(8)	(5)
Total OCI, net of tax	(23)	(23)	(12)	(23)
Comprehensive income (loss)	(47)	15	93	(162)
Less: Comprehensive income (loss) attributable to NCI	(46)	—	(31)	24
Comprehensive income (loss) attributable to Fluor	$(1)	$15	$124	$(186)
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in millions, except share and per share amounts)	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents ($852 and $630 related to VIEs)	$2,436	$2,209
Marketable securities ($98 and $90 related to VIEs)	155	127
Accounts receivable, net ($192 and $173 related to VIEs)	1,007	1,171
Contract assets ($219 and $223 related to VIEs)	1,012	1,066
Other current assets ($34 and $28 related to VIEs)	381	608
Total current assets	4,991	5,181
Noncurrent assets
Property, plant and equipment, net ($43 and $46 related to VIEs)	460	456
Investments	612	517
Deferred taxes	50	51
Deferred compensation trusts	225	330
Goodwill	244	249
Other assets ($41 and $45 related to VIEs)	288	305
Total noncurrent assets	1,879	1,908
Total assets	$6,870	$7,089
LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($277 and $261 related to VIEs)	$1,071	$1,220
Short-term debt and current portion of long-term debt	167	18
Contract liabilities ($361 and $351 related to VIEs)	769	945
Accrued salaries, wages and benefits ($20 and $27 related to VIEs)	567	629
Other accrued liabilities ($31 and $33 related to VIEs)	637	802
Total current liabilities	3,211	3,614
Long-term debt	980	1,174
Deferred taxes	63	67
Other noncurrent liabilities ($55 and $13 related to VIEs)	586	667

Contingencies and commitments

Temporary APIC	107	—

Equity
Shareholders’ equity
Preferred stock — authorized 20,000,000 shares ($0.01 par value); issued and outstanding — 600,000 shares in 2022 and 2021	—	—
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 142,082,682 and 141,434,771 shares in 2022 and 2021, respectively	1	1
APIC	1,129	967
AOCI	(378)	(366)
Retained earnings	898	791
Total shareholders’ equity	1,650	1,393
NCI	273	174
Total equity	1,923	1,567
Total liabilities and equity	$6,870	$7,089
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	9ME September 30,
(in millions)	2022	2021
OPERATING CASH FLOW
Net earnings (loss)	$105	$(139)
Adjustments to reconcile net earnings (loss) to operating cash flow:
Impairment	(63)	153
Depreciation and amortization	55	60
Change in fair value of warrant liabilities	(6)	—
(Earnings) loss from equity method investments, net of distributions	(14)	(8)
(Gain) loss on sales of assets incl. AMECO-North America	(15)	9
Loss on debt repurchases	—	20
Stock-based compensation	19	25
Deferred taxes	(10)	27
Net contributions to employee pension plans	—	(12)
Changes in assets and liabilities	(82)	(353)
Other	(4)	(2)
Operating cash flow	(15)	(220)

INVESTING CASH FLOW
Purchases of marketable securities	(313)	(73)
Proceeds from the sales and maturities of marketable securities	286	30
Capital expenditures	(38)	(55)
Proceeds from sales of assets	29	125
Investments in partnerships and joint ventures	(47)	(80)
Other	19	(12)
Investing cash flow	(64)	(65)

FINANCING CASH FLOW
Proceeds from NuScale de-SPAC transaction	341	—
Proceeds from sale of NuScale interest	107	—
Proceeds from issuance of CPS	—	582
Purchase and retirement of debt	(23)	(525)
Dividends paid on CPS	(29)	(9)
Other borrowings (debt repayments)	6	(7)
Distributions paid to NCI	(15)	(20)
Capital contributions by NCI	—	201
Other	(9)	(4)
Financing cash flow	378	218

Effect of exchange rate changes on cash	(72)	(6)
Increase (decrease) in cash and cash equivalents	227	(73)
Cash and cash equivalents at beginning of period	2,209	2,199
Cash and cash equivalents at end of period	$2,436	$2,126

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$43	$81
Cash paid for income taxes (net of refunds)	71	59
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
UNAUDITED

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF JUNE 30, 2022	1	$—	142	$1	$983	$(355)	$885	$1,514	$180	$1,694
Net earnings (loss)	—	—	—	—	—	—	22	22	(46)	(24)
OCI	—	—	—	—	—	(23)	—	(23)	—	(23)
Dividends on CPS ($16.25 per share)	—	—	—	—	—	—	(9)	(9)	—	(9)
Distributions to NCI, net of capital contributions	—	—	—	—	—	—	—	—	(3)	(3)
NuScale reverse recapitalization	—	—	—	—	147	—	—	147	145	292
Other NCI transactions	—	—	—	—	—	—	—	—	(3)	(3)
Stock-based plan activity	—	—	—	—	(1)	—	—	(1)	—	(1)
BALANCE AS OF SEPTEMBER 30, 2022	1	—	142	$1	$1,129	$(378)	$898	$1,650	$273	$1,923

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	1	$—	141	$1	$967	$(366)	$791	$1,393	$174	$1,567
Net earnings (loss)	—	—	—	—	—	—	136	136	(31)	105
OCI	—	—	—	—	—	(12)	—	(12)	—	(12)
Dividends on CPS ($48.75 per share)	—	—	—	—	—	—	(29)	(29)	—	(29)
Distributions to NCI, net of capital contributions	—	—	—	—	—	—	—	—	(15)	(15)
NuScale reverse recapitalization	—	—	—	—	147	—	—	147	145	292
Other NCI transactions	—	—	—	—	1	—	—	1	—	1
Stock-based plan activity	—	—	1	—	14	—	—	14	—	14
BALANCE AS OF SEPTEMBER 30, 2022	1	—	142	$1	$1,129	$(378)	$898	$1,650	$273	$1,923
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
UNAUDITED

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF JUNE 30, 2021	1	$—	141	$1	$883	$(417)	$1,049	$1,516	$255	$1,771
Net earnings (loss)	—	—	—	—	—	—	41	41	(3)	38
OCI	—	—	—	—	—	(25)	—	(25)	2	(23)
Dividends on CPS ($16.25 per share)	—	—	—	—	—	—	(10)	(10)	—	(10)
Capital contributions by NCI, net of distributions	—	—	—	—	—	—	—	—	94	94
Other NCI transactions	—	—	—	—	72	—	—	72	(102)	(30)
Stock-based plan activity	—	—	—	—	4	—	—	4	—	4
BALANCE AS OF SEPTEMBER 30, 2021	1	$—	141	$1	$959	$(442)	$1,080	$1,598	$246	$1,844

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	—	$—	141	$1	$196	$(417)	$1,250	$1,030	$233	$1,263
Net earnings (loss)	—	—	—	—	—	—	(161)	(161)	22	(139)
OCI	—	—	—	—	—	(25)	—	(25)	2	(23)
Issuance of CPS	1	—	—	—	582	—	—	582	—	582
Dividends on CPS ($16.25 per share)	—	—	—	—	—	—	(9)	(9)	—	(9)
Capital contributions by NCI, net of distributions	—	—	—	—	—	—	—	—	181	181
Other NCI transactions	—	—	—	—	160	—	—	160	(192)	(32)
Stock-based plan activity	—	—	—	—	21	—	—	21	—	21
BALANCE AS OF SEPTEMBER 30, 2021	1	$—	141	$1	$959	$(442)	$1,080	$1,598	$246	$1,844

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

The financial statements included herein are unaudited. We believe they contain all adjustments of a normal recurring nature which are necessary to present fairly our financial position and our operating results as of and for the periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in tables may not total or agree back to the financial statements due to immaterial rounding differences. Management has evaluated all material events occurring subsequent to September 30, 2022 through the filing date of this Q3 2022 10-Q.
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
In the first quarter of 2022, we determined that our Stork business and the remaining unsold AMECO equipment business no longer met all of the requirements to be classified as Disc Ops, primarily as a result of uncertainties related to the timing of this sale. Therefore, both Stork and the remaining AMECO business are reported as Cont Ops for all periods presented and included in our Other segment. Further, we remeasured the carrying value of these businesses under the held and used criteria and reversed $63 million of previously recorded impairment expense during the first quarter of 2022.
2. NuScale Reverse Recapitalization
In the second quarter of 2022, NuScale became a public company (ticker:SMR) through a reverse recapitalization with a public shell company, Spring Valley, resulting in the net receipt of $341 million of cash and the assumption of $48 million of warrant liabilities exercisable for shares of SMR. We continue to control and consolidate NuScale. The impacts of the transaction are recognized in our third quarter results.
Under the reverse recapitalization, NuScale was the accounting acquirer of Spring Valley which held no significant assets or liabilities requiring fair value re-assessment (outside of cash and warrant liabilities).
3. Recent Accounting Pronouncements
We did not implement any new accounting pronouncements during the 2022 Period. However, we are evaluating the impact of the future disclosures that may arise under recent SEC proposals.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
4. Earnings Per Share
Potentially dilutive securities include CPS, stock options, RSUs and performance-based award units. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the if-converted and treasury stock methods. In computing diluted EPS, only securities that are actually dilutive are included.

	3ME September 30,		9ME September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net earnings (loss) from Cont Ops attributable to Fluor	$22	$42	$136	$(127)
Less: Dividends on CPS	10	10	29	15
Net earnings (loss) from Cont Ops available to Fluor common stockholders	12	32	107	(142)
Net earnings (loss) from Disc Ops attributable to Fluor	—	(1)	—	(34)
Net earnings (loss) available to Fluor common stockholders	$12	$31	$107	$(176)

Weighted average common shares outstanding	142	141	142	141
Diluted effect:
CPS	—	—	—	—
Stock options, RSUs and performance-based award units	3	2	2	—
Weighted average diluted shares outstanding	145	143	144	141

Basic EPS available to Fluor common stockholders:
Net earnings (loss) from Cont Ops	$0.08	$0.23	$0.75	$(1.00)
Net earnings (loss) from Disc Ops	—	(0.01)	—	(0.24)

Diluted EPS available to Fluor common stockholders:
Net earnings (loss) from Cont Ops	$0.08	$0.22	$0.74	$(1.00)
Net earnings (loss) from Disc Ops	—	(0.01)	—	(0.24)

Anti-dilutive securities not included in shares outstanding:
CPS	27	27	27	13
Stock options, RSU and performance-based award units	3	5	3	7

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
5. Operating Information by Segment and Geographic Area

	3ME September 30,		9ME September 30,
(in millions)	2022	2021	2022	2021
Revenue
Energy Solutions	$1,592	$1,365	$4,097	$3,675
Urban Solutions	982	1,015	2,946	3,419
Mission Solutions	639	723	1,779	2,184
Other	399	400	1,212	1,256
Total revenue	$3,612	$3,503	$10,034	$10,534

Segment profit (loss)
Energy Solutions	$59	$72	$177	$184
Urban Solutions	(54)	18	(31)	(21)
Mission Solutions	29	28	115	117
Other	(3)	(2)	(8)	(8)
Total segment profit (loss)	$31	$116	$253	$272

G&A	(30)	(44)	(146)	(144)
Impairment	—	(5)	63	(153)
Foreign currency gain (loss)	34	37	51	(4)
Interest income (expense), net	14	(33)	4	(63)
Earnings (loss) from Cont Ops attributable to NCI	(46)	(3)	(31)	22
Earnings (loss) from Cont Ops before taxes	$3	$68	$194	$(70)
Energy Solutions. Segment profit in the 2022 Quarter and 2022 Period included losses of $5 million and $1 million, respectively, related to an embedded foreign currency derivative. Segment profit in the 2021 Quarter and 2021 Period included a gain of $18 million and a loss of $30 million, respectively, related to the embedded derivative.
Urban Solutions. Segment profit for the 2022 Quarter included a $64 million (or $0.37 per share) charge for additional rework and schedule delays on a highway project, a $22 million (or $0.09 per share) charge for cost growth and delay mitigation costs on an international bridge project and a $21 million (or $0.12 per share) charge for subcontractor cost escalation and productivity estimates on an automated people mover project. Segment profit for the 2021 Quarter included forecast revisions for schedule delays and productivity on a light rail project. Segment profit for the 2022 Period included a $86 million (or $0.50 per share) charge for additional rework and schedule delays on a highway project, a $54 million (or $0.23 per share) charge for cost growth and delay mitigation costs on an international bridge project and a $35 million (or $0.20 per share) charge for subcontractor cost escalation and productivity estimates on an automated people mover project. Segment profit for the 2021 Period included a project charge of $138 million (or $0.72 per share) related to procurement and subcontractor cost growth, delays and disruptions in the schedule of the international bridge project. We continue to analyze the recoverability of these costs as claims, which could be material.
Other. Segment profit (loss) for NuScale, Stork and AMECO follows:

	3ME September 30,		9ME September 30,
(in millions)	2022	2021	2022	2021
NuScale	$(15)	$(8)	$(44)	$(43)
Stork	8	8	26	26
AMECO	4	(2)	10	9
Segment profit (loss)	$(3)	$(2)	$(8)	$(8)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
In April 2022, we sold approximately 5% of the ownership of NuScale to Japan NuScale Innovation, LLC for $107 million, subject to CFIUS review. The sale did not trigger any recognition of gain or loss because we control and consolidate NuScale before and after the sale. We have recorded $107 million as temporary APIC on our balance sheet as of September 30, 2022, which would become permanent APIC upon CFIUS approval. If CFIUS does not approve the sale, then these amounts will be repaid to the buyer. We expect CFIUS review to be completed in the fourth quarter of 2022 or early 2023.
Total assets by segment are as follows:

(in millions)	September 30, 2022	December 31, 2021
Energy Solutions	$979	$1,158
Urban Solutions	1,052	906
Mission Solutions	500	764
Other	679	667
Corporate	3,660	3,594
Total assets	$6,870	$7,089
Revenue by project location follows:

	3ME September 30,		9ME September 30,
(in millions)	2022	2021	2022	2021
North America	$2,317	$2,106	$6,326	$6,361
Asia Pacific (includes Australia)	351	273	803	1,053
Europe	559	602	1,704	1,620
Central and South America	327	449	1,034	1,228
Middle East and Africa	58	73	167	272
Total revenue	$3,612	$3,503	$10,034	$10,534
6. Impairment
We did not recognize any material impairment expense in Cont Ops during the 2022 Quarter. Impairment, included in Cont Ops, is summarized as follows:

	3ME September 30,	9ME September 30,
(in millions)	2021	2022	2021
Impairment:
Energy Solutions' equity method investment	$—	$—	$26
Goodwill	—	—	13
Fair value adjustment of Stork and AMECO assets	5	(63)	114
Total impairment	$5	$(63)	$153
During the 2022 Period, we reversed $63 million in impairment recognized in 2021 when our Stork and AMECO businesses were classified as held for sale due primarily to remeasurement under held and used impairment criteria, for which CTA balances are excluded from carrying value.
7. Income Taxes

The effective tax rate on earnings (loss) from Cont Ops was 939.2% for the 2022 Quarter and 46.0% for the 2022 Period compared to 43.5% and (49.4)% for the corresponding periods of 2021. A reconciliation of U.S. statutory federal income tax expense (benefit) to income tax expense follows:

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

	3ME September 30		9ME September 30
(In millions)	2022	2021	2022	2021
U.S statutory federal income tax expense (benefit)	$1	$14	$41	$(15)
Increase (decrease) in taxes resulting from:
State and local income taxes	1	(1)	3	(1)
Valuation allowance, net	15	11	50	32
Foreign tax impact	—	6	(11)	15
Noncontrolling interest	10	—	6	(3)
Other	—	(1)	—	7
Total income tax expense (benefit)	$27	$29	$89	$35
8. Partnerships and Joint Ventures
Investments in a loss position of $288 million and $240 million were included in other accrued liabilities as of September 30, 2022 and December 31, 2021, respectively, and consisted primarily of provision for anticipated losses on a legacy infrastructure project. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts receivable, net” was $196 million and $205 million as of September 30, 2022 and December 31, 2021, respectively.
During the 2022 Period, we sold the majority of our interest in an infrastructure joint venture in Canada and recognized a gain of $11 million. During the 2021 Period, we sold our interest in an infrastructure joint venture in the U.S. and recognized a gain of $20 million. These gains were included in Urban Solutions' segment profit.
Variable Interest Entities

The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $13 million and $33 million as of September 30, 2022 and December 31, 2021, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse in nature. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of September 30, 2022 for the unconsolidated VIEs were $57 million.
We are required to consolidate certain VIEs. Assets and liabilities associated with the operations of our consolidated VIEs are presented on our balance sheet. The assets of a VIE are restricted for use only for the particular VIE and are not available for our general operations. We have agreements with certain VIEs to provide financial or performance assurances to clients, as discussed elsewhere.
9. Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $16 billion as of September 30, 2022. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of September 30, 2022 and December 31, 2021.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
10. Contingencies and Commitments

We and certain of our subsidiaries are subject to litigation, claims and other commitments and contingencies arising in the ordinary course of business. The asserted value of these matters may be significant and we are unable to predict the ultimate outcome of any such matter. However, except as set forth below, we currently do not expect that the ultimate resolution of any open matters will have a material adverse effect on our financial position or results of operations.
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
Other Matters

We periodically evaluate our positions and the amounts recognized with respect to all our claims and back charges. As of both September 30, 2022 and December 31, 2021, we had recorded $215 million of claim revenue for costs incurred to date. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. We had no material disputed back charges to suppliers or subcontractors as of September 30, 2022 and December 31, 2021.

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
In February 2020, we announced that the SEC is conducting an investigation and requested documents and information related to projects for which we recorded charges in the second quarter of 2019. In April 2020 and January 2022, Fluor received subpoenas from the U.S. Department of Justice (“DOJ”) seeking documents and information related to the second quarter 2019 charges; certain of the projects associated with those charges; and certain project accounting, financial reporting and governance matters. These matters remain unresolved, and we have continued to cooperate and engage with the SEC and DOJ regarding these investigations. No assurance can be given as to the ultimate outcome of these matters, and we are not able to predict whether any legal, regulatory or reputational impacts of any allegations or resolution of these matters will have a material impact on our results.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
11. Contract Assets and Liabilities

The following summarizes information about our contract assets and liabilities:

(in millions)	September 30, 2022	December 31, 2021
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$804	$822
Contract work in progress - lump-sum contracts	208	244
Contract assets	$1,012	$1,066

Advance billings deducted from contract assets	$219	$208

	9ME September 30,
(in millions)	2022	2021
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$812	$882
12. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	September 30, 2022
Within 1 year	$12,160
1 to 2 years	6,726
Thereafter	4,975
Total RUPO	$23,861

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
13. Debt and Lines of Credit

Debt consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Borrowings under credit facility	$—	$—

Current:
2023 Notes	$145	$—
Other borrowings	22	18
Total current	$167	$18
Long-term:
Senior Notes
2023 Notes	$—	$193
2024 Notes	381	381
Unamortized discount on 2024 Notes	(1)	(1)
Unamortized deferred financing costs	(1)	(1)
2028 Notes	600	600
Unamortized discount on 2028 Notes	(1)	(1)
Unamortized deferred financing costs	(3)	(3)
Other long-term borrowings	5	6
Total long-term	$980	$1,174

Credit Facility

As of September 30, 2022, letters of credit totaling $332 million were outstanding under our $1.8 billion credit facility, which matures in February 2025. The credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.0, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of September 30, 2022, we had availability to borrow $845 million under our credit facility.
Uncommitted Lines of Credit
As of September 30, 2022, letters of credit totaling $877 million were outstanding under uncommitted lines of credit.
Senior Notes
In June 2022, we redeemed $23 million of outstanding 2023 Notes. The gain on redemptions was not material.
In September 2021, we completed a tender offer in which we repurchased $375 million of 2023 Notes and $108 million of 2024 Notes, excluding accrued interest. Additionally, we redeemed $26 million of outstanding 2023 and 2024 Notes in open market transactions during the 2021 Period. We recognized $20 million in losses related to these redemptions which was included in interest expense.
14. Convertible Preferred Stock

Third quarter CPS dividends of $10 million were paid in August 2022. In October 2022, our Board of Directors approved the payment of fourth quarter CPS dividends of $10 million, payable in November 2022.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
Each share of CPS is convertible at the holder's option at any time into 44.9585 shares of our common stock per share of CPS. The conversion rate is subject to certain customary adjustments, but no payment or adjustment for accumulated but unpaid dividends will be made upon conversion, subject to certain limited exceptions. The CPS may not be redeemed by us; however, we may, at any time on or after May 20, 2022, elect to cause all outstanding shares of CPS to be converted into shares of our common stock at the conversion rate, subject to certain conditions (and, if such conversion occurs prior to May 20, 2024, the payment of a cash make-whole premium). The most significant condition to our ability to force a conversion prior to May 2024 is the requirement that our common stock trade above $28.92 for 20 consecutive trading days. We estimate that the cash make-whole payment would have been $84 million at September 30, 2022 (assuming we minimally exceeded the minimum trading price to invoke the conversion). If a make-whole fundamental change, as defined in the certificate of designations for the CPS, occurs, we will in certain circumstances be required to increase the conversion rate for a holder who elects to convert shares of CPS in connection with such make-whole fundamental change.
15. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2022				December 31, 2021
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$10	$10	$—	$—	$12	$12	$—	$—
Derivative assets(2)
Foreign currency	16	—	16	—	15	—	15	—
Commodity	5	—	5	—	5	—	5	—

Liabilities:
SMR warrants(3)	$41	$23	$18	$—	$—	$—	$—	$—
Derivative liabilities(2)
Foreign currency	25	—	25	—	7	—	7	—
Commodity	1	—	1	—	—	—	—	—
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
(3)     The SMR warrant liabilities are comprised of public and private placement warrants redeemable by SMR under certain conditions, both measured using the price of the public warrants. The private placement warrants are not publicly traded and have been classified as Level 2 measurements while the public warrants are classified as Level 1.
We have measured assets and liabilities held for sale and certain other impaired assets at fair value on a nonrecurring basis. The following summarizes information about financial instruments that are not required to be measured at fair value:

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

		September 30, 2022		December 31, 2021
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,243	$1,243	$1,295	$1,295
Cash equivalents(2)	Level 2	1,193	1,193	914	914
Marketable securities(2)	Level 2	155	155	127	127
Notes receivable, including noncurrent portion(3)	Level 3	8	8	11	11
Liabilities:
2023 Senior Notes(4)	Level 2	$145	$144	$193	$196
2024 Senior Notes(4)	Level 2	380	363	379	399
2028 Senior Notes(4)	Level 2	596	524	596	630
Other borrowings, including noncurrent portion(5)	Level 2	26	26	24	24
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
Equity Awards
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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

	Performance-based Award Units Granted in 2022	Weighted Average Grant Date Fair Value Per Share
2022 Performance Award Plan	142,319	$24.07
2021 Performance Award Plan	204,623	$25.75
2020 Performance Award Plan	385,455	$27.90
For awards granted under the 2022, 2021 and 2020 performance award plans, the number of units are adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the award agreements.
Liability Awards
SGI awards and performance-based awards for non-Section 16 executives vest and become payable at a rate of one-third of the total award each year.

	Location in Statement of Operations	3ME September 30,		9ME September 30,
Compensation Expense (in millions)		2022	2021	2022	2021
SGI awards	G&A	$10	$3	$20	$34
Performance-based awards for non-Section 16 executives	G&A	2	1	14	5

Liabilities (in millions)	September 30, 2022	December 31, 2021
SGI awards	$58	$73
Performance-based awards for non-Section 16 executives	15	8
17. Other Comprehensive Income (Loss)
The components of OCI follow:

	3ME September 30, 2022			3ME September 30, 2021
(in millions)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$(32)	$—	$(32)	$(19)	$—	$(19)
Ownership share of equity method investees’ OCI	19	(5)	14	(1)	(2)	(3)
DB plan adjustments	—	—	—	1	—	1
Unrealized gain (loss) on hedges	(7)	2	(5)	(2)	—	(2)
Total OCI	(20)	(3)	(23)	(21)	(2)	(23)
Less: OCI attributable to NCI	—	—	—	2	—	2
OCI attributable to Fluor	$(20)	$(3)	$(23)	$(23)	$(2)	$(25)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

	9ME September 30, 2022			9ME September 30, 2021
(in millions)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$(35)	$—	$(35)	$(17)	$—	$(17)
Ownership share of equity method investees’ OCI	40	(9)	31	(4)	(1)	(5)
DB plan adjustments	—	—	—	4	—	4
Unrealized gain (loss) on hedges	(12)	4	(8)	(4)	(1)	(5)
Total OCI	(7)	(5)	(12)	(21)	(2)	(23)
Less: OCI attributable to NCI	—	—	—	2	—	2
OCI attributable to Fluor	$(7)	$(5)	$(12)	$(23)	$(2)	$(25)

The changes in AOCI balances follow:

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor:
Balance as of June 30, 2022	$(304)	$(38)	$(17)	$4	$(355)
OCI before reclassifications	(32)	14	—	(5)	(23)
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	(32)	14	—	(5)	(23)
Balance as of September 30, 2022	$(336)	$(24)	$(17)	$(1)	$(378)

Attributable to NCI:
Balance as of June 30, 2022	$(2)	$—	$—	$—	$(2)
OCI before reclassifications	—	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	—	—	—	—	—
Balance as of September 30, 2022	$(2)	$—	$—	$—	$(2)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor:
Balance as of December 31, 2021	$(299)	$(56)	$(18)	$7	$(366)
OCI before reclassifications	(37)	24	1	(7)	(19)
Amounts reclassified from AOCI	—	8	—	(1)	7
Net OCI	(37)	32	1	(8)	(12)
Balance as of September 30, 2022	$(336)	$(24)	$(17)	$(1)	$(378)

Attributable to NCI:
Balance as of December 31, 2021	$(3)	$—	$—	$—	$(3)
OCI before reclassifications	1	—	—	—	1
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	1	—	—	—	1
Balance as of September 30, 2022	$(2)	$—	$—	$—	$(2)

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor:
Balance as of June 30, 2021	$(259)	$(56)	$(116)	$14	$(417)
OCI before reclassifications	(21)	(3)	—	2	(22)
Amounts reclassified from AOCI	—	—	1	(4)	(3)
Net OCI	(21)	(3)	1	(2)	(25)
Balance as of September 30, 2021	$(280)	$(59)	$(115)	$12	$(442)

Attributable to NCI:
Balance as of June 30, 2021	$(5)	$—	$—	$—	$(5)
OCI before reclassifications	3	—	—	—	3
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	3	—	—	—	3
Balance as of September 30, 2021	$(2)	$—	$—	$—	$(2)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor:
Balance as of December 31, 2020	$(261)	$(54)	$(119)	$17	$(417)
OCI before reclassifications	(19)	(5)	—	8	(16)
Amounts reclassified from AOCI	—	—	4	(13)	(9)
Net OCI	(19)	(5)	4	(5)	(25)
Balance as of September 30, 2021	$(280)	$(59)	$(115)	$12	$(442)

Attributable to NCI:
Balance as of December 31, 2020	$(4)	$—	$—	$—	$(4)
OCI before reclassifications	2	—	—	—	2
Amounts reclassified from AOCI	—	—	—	—	—
Net other comprehensive income (loss)	2	—	—	—	2
Balance as of September 30, 2021	$(2)	$—	$—	$—	$(2)
Information about reclassifications out of AOCI follows:

		3ME September 30,		9ME September 30,
(in millions)	Location in Statement of Operations	2022	2021	2022	2021
Component of AOCI:
Ownership share of equity method investees’ OCI	Cost of revenue	$—	$—	$(8)	$—
Income tax benefit	Income tax expense (benefit)	—	—	—	—
Net of tax		$—	$—	$(8)	$—

DB plan adjustments	G&A	$—	$(1)	$—	$(4)
Income tax benefit	Income tax expense (benefit)	—	—	—	—
Net of tax		$—	$(1)	$—	$(4)

Unrealized gain (loss) on derivative contracts:
Commodity and foreign currency contracts	Various accounts(1)	$—	$4	$1	$16
Interest rate contracts	Interest expense	—	—	—	(1)
Income tax benefit	Income tax expense (benefit)	—	—	—	(2)
Net of tax		$—	$4	$1	$13
(1)Gains and losses on commodity and foreign currency derivative contracts were reclassified to "Cost of revenue" and "G&A".
18. Discontinued Operations
In May 2021, we sold the North American operations of the AMECO equipment business for $71 million and recognized a loss on the sale of $27 million. The results for the sold operations are reported in Disc Ops in the 2021 Period and are not material.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
In our 2021 10-K, we reported additional AMECO operations and Stork operations in Disc Ops. These operations no longer qualify for all Disc Ops criteria and are now reported in Cont Ops, unless or until such time that they re-qualify for Disc Ops.

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
Additional information concerning these and other factors can be found in our press releases and periodic filings with the SEC, including the 2021 10-K. These filings are available publicly on the SEC’s website at http://www.sec.gov, on our website at http://investor.fluor.com or upon request from our Investor Relations Department at (469) 398-7222. We cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating Fluor and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
Results of Operations
In the first quarter of 2022, we determined that our Stork business and the remaining unsold AMECO equipment business no longer met all of the requirements to be classified as Disc Ops, primarily as a result of uncertainties related to the timing of this sale. Therefore, both Stork and the remaining AMECO business are reported as Cont Ops for all periods presented and included in our Other segment.
In the second quarter of 2022, NuScale became a public company (ticker:SMR) through a reverse recapitalization with a public shell company. We continue to control and consolidate NuScale. The impacts of the transaction are recognized in our third quarter results.
In the third quarter of 2022, we agreed to arrangements to facilitate the sail away of a legacy upstream project from the fabrication yard in China. These agreements reduced our exposure to liquidated damages and created partially client-funded incentives for the fabricator.
During the fourth quarter of 2022, we expect to review the combined effects of schedule and cost estimates and to conclude on the claims potential on an international bridge project. In addition, several other current and completed projects are expected to undergo claim negotiations or dispute resolution processes during the fourth quarter of 2022. These separate evaluations could individually or in the aggregate cause a material change in the forecast for the project, which in turn could have a material effect on our fourth quarter results.

	3ME September 30,				9ME September 30,
(in millions)	2022		2021		2022		2021
Revenue
Energy Solutions	$1,592		$1,365		$4,097		$3,675
Urban Solutions	982		1,015		2,946		3,419
Mission Solutions	639		723		1,779		2,184
Other	399		400		1,212		1,256
Total revenue	$3,612		$3,503		$10,034		$10,534

Segment profit (loss) $ and margin %
Energy Solutions	$59	3.7%	$72	5.3%	$177	4.3%	$184	5.0%
Urban Solutions	(54)	(5.5)%	18	1.8%	(31)	(1.1)%	(21)	(0.6)%
Mission Solutions	29	4.5%	28	3.9%	115	6.5%	117	5.4%
Other	(3)	NM	(2)	NM	(8)	NM	(8)	NM
Total segment profit (loss) $ and margin %(1)	$31	0.9%	$116	3.3%	$253	2.5%	$272	2.6%

G&A	(30)		(44)		(146)		(144)
Impairment	—		(5)		63		(153)
Foreign currency gain (loss)	34		37		51		(4)
Interest income (expense), net	14		(33)		4		(63)
Earnings (loss) from Cont Ops attributable to NCI	(46)		(3)		(31)		22
Earnings (loss) from Cont Ops before taxes	3		68		194		(70)
Income tax (expense) benefit	(27)		(29)		(89)		(35)
Net earnings (loss) from Cont Ops	(24)		39		105		(105)
Less: Net earnings (loss) from Cont Ops attributable to NCI	(46)		(3)		(31)		22
Net earnings (loss) from Cont Ops attributable to Fluor	$22		$42		$136		$(127)

Less: Dividends on CPS	10		10		29		15
Net earnings (loss) from Cont Ops available to Fluor common stockholders	$12		$32		$107		$(142)

New awards
Energy Solutions	$3,574		$644		$5,595		$2,914
Urban Solutions	929		781		3,470		2,460
Mission Solutions	4,874		1,610		5,312		2,694
Other	366		366		842		913
Total new awards	$9,743		$3,401		$15,219		$8,981

New awards related to projects located outside of the U.S.					48%		59%

Backlog (in millions)	September 30, 2022	December 31, 2021
Energy Solutions	$10,183	$9,324
Urban Solutions	7,593	7,048
Mission Solutions	6,189	2,562
Other	1,458	1,866
Total backlog	$25,423	$20,800

Backlog related to projects located outside of the U.S.	53%	65%
Backlog related to lump-sum projects	42%	59%
(1)Total segment profit (loss) is a non-GAAP financial measure. We believe that total segment profit (loss) provides a meaningful perspective on our results as it is the aggregation of individual segment profit (loss) measures that we use to evaluate and manage our performance.
During the first quarter of 2022, we suspended any new investment in our Russian operations. We have evaluated our financial exposure through September 30, 2022 and do not believe that, should existing conditions in Eastern Europe persist, we would have a material impairment of our assets. Our backlog on projects in the impacted region is not significant to future revenue or margin. We continue to monitor the circumstances in Eastern Europe and wind down our existing contractual obligations while complying with all regulatory limitations placed on new and existing business for projects and clients based in the region.
We experienced reductions in demand for certain services and the delay or abandonment of ongoing or anticipated projects during the COVID pandemic and steep decline in oil prices in early 2020. Although oil prices have rebounded, our energy clients have been hesitant to increase capital expenditures outside of energy transition projects. The pandemic impacted our productivity, our ability to mobilize our workforce on certain projects and our supply chain at our global suppliers' facilities and our fabrication yard in China. Although many of our projects are in a state we consider normal, we continue to deal with the effects of COVID on our operating results, particularly as we consider them against how we contracted work. Our estimates reflect our best assessment of project results inclusive of COVID effects (including client recoveries), which have been dynamic as our projects have seen changes in prevailing regulations.
During the 2022 Quarter, consolidated revenue increased slightly due to the ramp up of execution activities on a refinery project in Mexico, a recently awarded mid-scale LNG project and a chemicals project in China. During the 2022 Period, consolidated revenue declined due to volume declines on projects which were completed or nearing completion in the Urban Solutions and Mission Solutions segments.
Segment profit for the 2022 Quarter declined significantly due to project charges on three legacy infrastructure projects. Segment profit for the 2022 Period was relatively flat compared to the 2021 Period due to significant infrastructure charges recognized during both periods.
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
Our results were significantly impacted by evolving foreign currency rates in 2022. During the 2022 Quarter and 2022 Period, the U.S. dollar appreciated significantly against the Euro, the British Pound and the Canadian Dollar.
The effective tax rate on earnings (loss) from Cont Ops was 939.2% for the 2022 Quarter and 46.0% for the 2022 Period compared to 43.5% and (49.4)% for the corresponding periods of 2021. A reconciliation of U.S. statutory federal income tax expense (benefit) to income tax expense follows:

	3ME September 30		9ME September 30
(In millions)	2022	2021	2022	2021
U.S statutory federal income tax expense (benefit)	$1	$14	$41	$(15)
Increase (decrease) in taxes resulting from:
State and local income taxes	1	(1)	3	(1)
Valuation allowance, net	15	11	50	32
Foreign tax impact	—	6	(11)	15
Noncontrolling interest	10	—	6	(3)
Other	—	(1)	—	7
Total income tax expense (benefit)	$27	$29	$89	$35
The increase in backlog resulted from significant new awards booked during the 2022 Quarter. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog differs from RUPO discussed elsewhere. RUPO includes only the amount of revenue we expect to recognize under contracts with definite terms and substantive termination provisions.
Segment Operations - Comparisons of the 2022 Quarter to the 2021 Quarter and the 2022 Period to the 2021 Period
Energy Solutions
Revenue for the 2022 Quarter and 2022 Period increased due to the ramp up of execution activities on a refinery project in Mexico, a recently awarded mid-scale LNG project and two chemicals projects in China partially offset by declines in the volume of execution activity for projects nearing completion.
Segment profit for the 2022 Quarter declined primarily due to losses related to embedded foreign currency derivatives associated with projects in Mexico and declines in execution activity for projects nearing completion partially offset by increased execution activity on the recently awarded projects discussed above. Segment profit for the 2022 Period remained flat compared to the 2021 Period. The change in segment profit margin reflects the same factors affecting segment profit.
New awards in the 2022 Quarter and 2022 Period increased due to a large award for a chemicals project in China. Backlog increased during the 2022 Period due to the new award activity.
Urban Solutions
Revenue for the 2022 Quarter decreased primarily due to declines in the volume of execution activity for a large mining project nearing completion and the de-recognition of revenue resulting from the project charges discussed below partially offset by the ramp up of execution activities on a mining project in South America, a life sciences project and an advanced technology project in the United States. Revenue for the 2022 Period decreased primarily due to the completion of three large mining projects partially offset by increased execution activities on a life sciences project and an advanced technology project in the U.S.

Segment profit for the 2022 Quarter reflects a $64 million charge for additional rework and schedule delays on a highway project, a $22 million charge for cost growth and delay mitigation costs on an international bridge project and a $21 million charge for subcontractor cost escalation and productivity estimates on an automated people mover project. Segment profit for the 2021 Quarter reflects charges for schedule delays and productivity on a light rail project. Segment profit for the 2022 Period reflects a $86 million charge for additional rework and schedule delays on a highway project, a $54 million charge for cost growth and delay mitigation costs on an international bridge project and a $35 million charge for subcontractor cost escalation and productivity estimates on an automated people mover project. Segment profit for the 2021 Period reflects a charge of $138 million for procurement and subcontractor cost growth, delays and disruptions in schedule of the international bridge project. We continue to analyze the recoverability of these costs as claims, which could be material.

During the 2022 Period, we sold the majority of our interest in an infrastructure joint venture in Canada and recognized a gain of $11 million. During the 2021 Period, we sold our interest in an infrastructure joint venture in the U.S. and recognized a gain of $20 million. The change in segment profit margin reflects the same factors affecting segment profit.

New awards in the 2022 Quarter increased due to a large life sciences project in Denmark awarded in the current quarter. New awards in the 2022 Period increased due to the large life sciences project as well as awards for a mining project in Australia and a highway project in Texas. Backlog increased during the 2022 Period due to the new award activity.
Mission Solutions
Revenue for the 2022 Quarter and 2022 Period decreased compared with comparable 2021 periods primarily due to the completion of a DOE contract in the prior year and the completion of a contingency and humanitarian support project in the first quarter of 2022 partially offset by increased execution activities on three DOE contracts. Revenue for the 2022 Period further declined due to the closure of LOGCAP in Afghanistan.
New awards in the 2022 Quarter and 2022 Period increased due to a 4-year contract extension on the DOE Savannah River Site. Backlog increased during the 2022 Period due to this significant award. Backlog included $4.4 billion and $445 million of unfunded government contracts as of September 30, 2022 and December 31, 2021, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated.
Other
Other includes the operations of NuScale, Stork and the remaining AMECO business.

	3ME September 30,		9ME September 30,
(in millions)	2022	2021	2022	2021
NuScale (1)	$(15)	$(8)	$(44)	$(43)
Stork	8	8	26	26
AMECO	4	(2)	10	9
Segment profit (loss)	$(3)	$(2)	$(8)	$(8)

(1) NuScale expenses included in the determination of segment profit were as follows:
NuScale expenses	$(47)	$(43)	$(110)	$(123)
Less: DOE Reimbursable expenses	25	18	56	50
NuScale expenses, net	(22)	(25)	(54)	(73)
Less: Attributable to NCI	7	17	10	30
NuScale profit (loss)	$(15)	$(8)	$(44)	$(43)
G&A

	3ME September 30,		9ME September 30,
(in millions)	2022	2021	2022	2021
G&A
Compensation	$20	$23	$91	$104
Facilities	4	4	12	11
SEC investigation	1	6	13	10
Exit costs	1	—	5	—
Severance	—	5	1	7
Reserve for legacy legal claims	—	—	5	—
Other	4	6	19	12
G&A	$30	$44	$146	$144

Net Interest Income (Expense)
The increase in net interest income during the 2022 Quarter and 2022 Period was primarily due to an increase in interest rates on cash deposits at our joint ventures in Canada and Mexico as well as the redemption of $509 million of 2023 and 2024 Notes in the latter half of 2021. The increase in net interest income during the 2022 Quarter and 2022 Period was further driven by a loss of $20 million on the debt redemptions which was included in interest expense during the 2021 Quarter and 2021 Period.
Recent Accounting Pronouncements
Item is described more fully in the Notes to Financial Statements.
Litigation and Matters in Dispute Resolution
Item is described more fully in the Notes to Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity arises from available cash and cash equivalents and marketable securities, cash generated from operations, capacity under our credit facilities and, when necessary, access to capital markets. We have committed and uncommitted lines of credit available for revolving loans and letters of credit. We believe that for at least the next 12 months, cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements and debt maturities. We regularly review our sources and uses of liquidity and may pursue opportunities to address our liquidity needs, including losses we have accrued on certain projects.
As of September 30, 2022, letters of credit totaling $332 million were outstanding under our $1.8 billion credit facility, which matures in February 2025. The credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, all as defined in the amended credit facility. The credit facility also contains provisions that will require us to provide collateral if we are downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of liens on our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of September 30, 2022, we had availability to borrow $845 million under our credit facility.
We expect to address the maturities currently scheduled for the first quarter of 2023 and fourth quarter of 2024 through available liquidity, cash generated by our operations or via a new securities issue.
Cash and cash equivalents combined with marketable securities were $2.6 billion as of September 30, 2022 and $2.3 billion as of December 31, 2021. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $987 million and $992 million as of September 30, 2022 and December 31, 2021, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $852 million and $630 million as of September 30, 2022 and December 31, 2021, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $122 million and $127 million as of September 30, 2022 and December 31, 2021, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of September 30, 2022 and December 31, 2021, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.

Cash Flows

	9ME September 30,
(in millions)	2022	2021
OPERATING CASH FLOW	$(15)	$(220)

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	(27)	(43)
Capital expenditures	(38)	(55)
Proceeds from sales of assets	29	125
Investments in partnerships and joint ventures	(47)	(80)
Other	19	(12)
Investing cash flow	(64)	(65)

FINANCING CASH FLOW
Proceeds from NuScale de-SPAC transaction	341	—
Proceeds from sale of NuScale interest	107	—
Proceeds from issuance of CPS	—	582
Purchase and retirement of debt	(23)	(525)
Dividends paid	(29)	(9)
Other borrowings (debt repayments)	6	(7)
Distributions paid to NCI	(15)	(20)
Capital contributions by NCI	—	201
Other	(9)	(4)
Financing cash flow	378	218

Effect of exchange rate changes on cash	(72)	(6)
Increase (decrease) in cash and cash equivalents	227	(73)
Cash and cash equivalents at beginning of period	2,209	2,199
Cash and cash equivalents at end of period	$2,436	$2,126

Cash paid during the period for:
Interest	$43	$81
Income taxes (net of refunds)	71	59
Operating Activities
Cash flows from operating activities result primarily from our EPC activities and are affected by our earnings levels and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project and the payment terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of September 30, 2022, our backlog included $2.0 billion for loss projects which may have a negative impact on our operating cash flow in future periods.

Our operating cash flow for the 2022 Period was negatively impacted by increases in working capital on several large projects, most of which occurred in the first quarter. Operating cash flow for the 2022 Quarter significantly improved compared to the first and second quarters of 2022 as working capital levels remained stable. Our operating cash flow for the 2021 Period was negatively impacted by increased funding of COVID-19 costs on our projects, higher cash payments of G&A and increased tax payments. During the fourth quarter of 2022, we expect to fund approximately $100 million of costs on loss projects, including incentives for a legacy upstream project.
During the 2022 Period, we did not make any significant contributions into our DB plans. During the 2021 Period, we contributed $13 million into our DB plans, primarily our Dutch DB plan which was settled in late 2021.
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
Proceeds from sales of assets during the 2022 Period includes the sale of the majority of our interest in an infrastructure joint venture in Canada. Proceeds from sales of assets during the 2021 Period includes the sale of the North American operations of the AMECO equipment business for $71 million as well as our 10% ownership interest in an infrastructure joint venture in the U.S.
Investments in unconsolidated partnerships and joint ventures in the 2022 Period included capital contributions to a Mission Solutions joint venture and an infrastructure joint venture. Investments in unconsolidated partnerships and joint ventures in the 2021 Period included a $26 million capital contribution to COOEC Fluor, which satisfied our contractual funding requirements, as well as capital contributions to an Energy Solutions joint venture and a Mission Solutions joint venture.
Financing Activities
As a result of the reverse recapitalization, NuScale received cash of $341 million, consisting of $235 million in PIPE funding and $145 million in cash in trust, partially offset by transaction costs of $39 million.
In April 2022, we sold approximately 5% of the ownership of NuScale to Japan NuScale Innovation, LLC for $107 million, which will become final after CFIUS' review.
Cumulative cash dividends on the CPS are payable at an annual rate of 6.5% quarterly in arrears on February 15, May 15, August 15 and November 15, upon declaration of the dividend by our Board of Directors. Dividends accumulate from the most recent date on which dividends have been paid. First and second quarter CPS dividends of $10 million were paid in February and May 2022. In October 2022, our Board of Directors approved the payment of fourth quarter CPS dividends of $10 million, payable in November 2022.

Each share of CPS is convertible at the holder's option at any time into 44.9585 shares of our common stock per share of CPS. The conversion rate is subject to certain customary adjustments, but no payment or adjustment for accumulated but unpaid dividends will be made upon conversion, subject to certain limited exceptions. The CPS may not be redeemed by us; however, we may, at any time on or after May 20, 2022, elect to cause all outstanding shares of CPS to be converted into shares of our common stock at the conversion rate, subject to certain conditions (and, if such conversion occurs prior to May 20, 2024, the payment of a cash make-whole premium). The most significant condition to our ability to force a conversion prior to May 2024 is the requirement that our common stock trade above $28.92 for 20 consecutive trading days. We estimate that the cash make-whole payment would have been $84 million at September 30, 2022 (assuming we minimally exceed the minimum trading price to invoke the conversion). If a make-whole fundamental change, as defined in the certificate of designations for the CPS, occurs, we will in certain circumstances be required to increase the conversion rate for a holder who elects to convert shares of CPS in connection with such make-whole fundamental change.

In June 2022, we redeemed $23 million of outstanding 2023 Notes. The gain on redemptions was not material.
In September 2021, we completed a tender offer in which we repurchased $375 million of 2023 Notes and $108 million of 2024 Notes, excluding accrued interest. Additionally, we redeemed $26 million of outstanding 2023 and 2024 Notes in open market transactions during the 2021 Period. We recognized $20 million in losses related to these redemptions which was included in interest expense.
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
We have a common stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. As of September 30, 2022, over 10 million shares could still be purchased under the existing stock repurchase program, although we don't have any immediate intent to begin such repurchases.
Off-Balance Sheet Arrangements
Lines of Credit

As of September 30, 2022, letters of credit totaling $332 million were outstanding under committed lines of credit, and letters of credit totaling $877 million were outstanding under uncommitted lines of credit. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees

The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $16 billion as of September 30, 2022.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	3ME September 30,
(in millions)	2022	2021
Backlog, June 30	$19,519	$23,153
New awards	9,743	3,401
Adjustments and cancellations, net (1)	(276)	(67)
Work performed	(3,563)	(3,454)
Backlog, September 30	$25,423	$23,033

	9ME September 30,
(in millions)	2022	2021
Backlog, January 1	$20,800	$25,569
New awards	15,219	8,981
Adjustments and cancellations, net (1)	(711)	(1,133)
Work performed	(9,885)	(10,384)
Backlog, September 30	$25,423	$23,033

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
Additional information on matters in dispute may be found in Item 8 of the 2021 10-K and Part I, Item 1 of this Q3 2022 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2021 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended September 30, 2022 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
July 1 — July 31, 2022	—	$—	—	10,513,093
August 1 — August 31, 2022	—	—	—	10,513,093
September 1 — September 30, 2022	—	—	—	10,513,093
Total	—	$—	—
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

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on November 4, 2022).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q3 2022 10-Q for the three and nine months ended September 30, 2022, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	November 4, 2022	By:	/s/ Joseph L. Brennan
Joseph L. Brennan
Chief Financial Officer

Date:	November 4, 2022	By:	/s/ John C. Regan
John C. Regan
Chief Accounting Officer