Form 10-K
period 2022-12-31
FLUOR CORP
filed 2023-02-21
CIK 1124198

FLUOR CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of June 30, 2022, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $3.4 billion based on the closing sale price as reported on the New York Stock Exchange.
As of January 31, 2023, 142,331,678 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2022.	Part III

FLUOR CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2022

i

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2022 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
ABO	Accumulated benefit obligation
AMECO	American Equipment Company, Inc.
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFIUS	Committee on Foreign Investment in the United States
CFM	Customer-Furnished Materials
Cont Ops	Continuing operations
COOEC	China's Offshore Oil Engineering Co., Ltd
COVID	Coronavirus pandemic
CPS	Convertible preferred stock
CTA	Currency translation adjustment
DB plan	Defined benefit pension plan
DC plan	Defined contribution pension plan
Disc Ops	Discontinued operations
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
EPC	Engineering, procurement and construction
EPS	Earnings per share
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934
FEMA	U.S. Federal Emergency Management Agency
Fluor	Fluor Corporation
FTC	Foreign tax credit
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
GILTI	Global Intangible Low-Taxed Income
ICFR	Internal control over financial reporting
IT	Information technology
LNG	Liquefied natural gas
LOGCAP	Logistics Civil Augmentation Program
NCI	Noncontrolling interests
NM	Not meaningful
NNSA	National Nuclear Security Administration
NOL	Net operating loss
NRC	U.S. Nuclear Regulatory Commission
NuScale	NuScale Power Corporation
OCI	Other comprehensive income (loss)
PBO	Projected benefit obligation
PIPE	Private investment in public equity
PP&E	Property, plant and equipment

RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
SGI	Stock growth incentive awards
SMR	Small modular reactor
SPAC	Special purpose acquisition company
Spring Valley	Spring Valley Acquisition Corporation
Stork	Stork Holding B.V. and subsidiaries; Acquired by Fluor in 2016
VIE	Variable interest entity
Forward-Looking Information
From time to time, we make certain comments and disclosures in reports and statements, including this 2022 10-K, or statements are made by its officers or directors, that, while based on reasonable assumptions, may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a "safe harbor" may be provided to us for certain of these forward-looking statements. We caution readers that forward-looking statements, including disclosures which use words such as "will, "may," "could," "should" "believes," "anticipates," "plans," "expects," "intends," "estimates," "projects," "potential," "continue" and similar statements are subject to various future risks and uncertainties which could cause actual results of operations to differ materially from expectations.
Any forward-looking statements that we may make are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. Any forward-looking statements are subject to the risks, uncertainties and other factors that could cause actual results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations and other events to differ materially from those expressed or implied in such forward-looking statements.
We are subject to known risks and to potentially unknown risks. While most risks affect only future cost or revenue anticipated by us, some risks may relate to accruals that have already been reflected in earnings. Our failure to receive payments of expected amounts or the incurrence of liabilities in excess of amounts recorded, could result in charges against future earnings. As a result, we caution readers to recognize and consider the inherently uncertain nature of forward-looking statements and not to place undue reliance on them.
These factors include those referenced or described in this 2022 10-K (including in "Item 1A. — Risk Factors"). We cannot control all risks and uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
Defined Terms
Except as the context otherwise requires, the terms "Fluor" or the "Registrant" as used herein are references to Fluor Corporation and its predecessors and references to the "company," "we," "us," or "our" as used herein shall include Fluor Corporation, its consolidated subsidiaries and joint ventures.

PART I
Item 1.    Business
Fluor is building a better world by applying world-class expertise in order to solve our clients' greatest challenges. We provide professional and technical solutions that deliver safe, well-executed, capital-efficient projects to clients around the globe. Fluor Corporation was incorporated in Delaware in September 2000. However, through our predecessors, we have been in business for more than 110 years, providing services that are the essential building blocks of development and progress.
Acting through our many subsidiaries and interests in joint ventures, we are one of the larger global professional services firms providing EPC, fabrication and modularization, and project management services. We provide these services to our clients in a diverse set of industries worldwide including advanced technologies and manufacturing, chemicals, infrastructure, life sciences, LNG, mining and metals, nuclear project services, and oil and gas production and fuels. We are also a service provider to the U.S. federal government and governments abroad.
We operate our business through four segments: Energy Solutions, Urban Solutions, Mission Solutions and Other.
Strategic Priorities
Since January 2021, we have been guided by four strategic priorities for driving value creation for our shareholders:
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
•Reinforce financial discipline, maintaining a solid balance sheet by generating predictable cash flow and earnings; and
•Foster a high-performance culture with purpose, by advancing our diversity, equity and inclusion efforts and promoting social progress and sustainability. Importantly, this also means excellence in execution, which brings value to all our stakeholders.
In 2022, we continued to make progress on our strategic priorities. 67% of our new awards in 2022 were from outside of our traditional oil and gas markets. As of December 31, 2022, 63% of our backlog is reimbursable. In February 2022, we renewed and expanded our credit facility, and since 2021 we have redeemed $550 million of our outstanding 2023 and 2024 Notes in open market transactions. For further information on these transactions, please see the Notes to Consolidated Financial Statements.
In addition, in the second quarter of 2022, NuScale, in which we are the majority investor, became a public company (NYSE ticker:SMR) through a reverse recapitalization with a public shell company. We remain a majority owner of NuScale and are considering the appropriate time and approach to monetize our investment.
Our Core Values
Our Core Values serve as our behavioral compass, guiding all of our actions. They are not only what we believe, they are the foundation of how we achieve our purpose to build a better world.

SAFETY	INTEGRITY	TEAMWORK	EXCELLENCE
We care for each other	We do what is right	We work better together	We deliver solutions
Living Safer TogetherSM promotes the well-being of all people, our communities and the environment.	Trust, accountability and fairness define our character.	Collectively we thrive when we include, respect and empower one another.	Our high-performance teams embrace opportunities, solve challenges and continuously improve.
Competitive Strengths
As a world-class provider of technical and professional services, we believe that we bring capital efficient business solutions to our clients. We believe that our business advantages and global positioning provide us with significant competitive strengths, including:

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
Sustainability. Our sustainability charter is to conduct business in a socially, economically and environmentally responsible manner. Sustainability is integrated into our business practices, and our employees are engaged in delivery on our charter. Our strong, socially responsible corporate identity enables us to build and sustain the global community and provide value for our stakeholders.
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

•We offer operations and maintenance services intended to improve the performance and extend the life of our clients’ facilities. This may include the delivery of services to include facility management, technical facility operations, plant readiness, commissioning, start-up and maintenance technology, small capital projects, turnaround and outage services and recapitalization of facilities and infrastructure. Among other things, we can provide key management, staffing and management skills to clients on-site at their facilities. These activities also include routine and outage/turnaround maintenance services, general maintenance and asset management, emissions reduction technologies and services, and restorative, repair, predictive and prevention services.
•In construction, we mobilize, execute and commission projects on a self-perform and subcontracted basis. Generally, we are responsible for the completion of a project, often in difficult locations and under challenging circumstances. We are frequently designated as program manager, and serve as such in cases where the client has facilities in multiple locations, complex phases in a single project location, or a large-scale investment in one facility.
•We also provide a variety of fabrication and modularization services, including integrated engineering and modular fabrication and assembly, as well as modular construction and asset support services to clients around the globe from our joint venture yards. By leveraging internal and third-party yards in key regions of the world, we help our clients achieve cost and schedule savings by reducing on-site craft needs and shifting work to inherently safer and more controlled work environments.
Business Segments
Energy Solutions
We are a partner in the production of safer, cleaner and sustainable solutions to meet the world's increasing energy and chemicals demand. Our Energy Solutions segment provides EPC services for the production and fuels, chemicals, LNG and nuclear project services markets. We focus on the energy transition markets, including asset decarbonization, carbon capture, renewable fuels, waste-to-energy, green chemicals, hydrogen, nuclear power and other low-carbon energy sources. At the same time, we continue to serve the oil, gas and chemical industries with full project life-cycle services, including expansion and modernization projects as well as in sustaining capital work.
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
Our role can vary with each specific project. We may be involved in providing front-end engineering, program management and final design services, construction management services, self-perform construction, or oversight of other contractors, and we may also assume responsibility for the procurement of materials, equipment and subcontractors. We have the capacity to design, fabricate and construct new facilities, upgrade, modernize and expand existing facilities, and rebuild facilities following fires and explosions. We also provide consulting services ranging from feasibility studies to process assessments to project finance structuring.
In production and fuels, we execute projects for the oil and gas production, processing and refining industries, including an increasing component of energy transition. In the upstream sector, our typical projects involve the production, processing and transporting of oil and gas, including the development of infrastructure associated with major new fields and pipelines. We are also involved in offshore production facilities and in gas processing projects. In the downstream sector, our clients have been modernizing and modifying existing refineries to increase capacity, improve margins and enhance environmental performance. We are active in the repurposing of existing refining facilities for the production of renewable fuels. We are also focused on other transition markets, such as carbon capture and sequestration, blue and green hydrogen, ammonia and other low carbon solutions, as an increasing number of clients and countries implement stronger sustainable energy goals.
We have been very active for several decades in the chemicals and petrochemicals market, with major projects in the ethylene-based markets as well as in a variety of specialty chemicals. We are also active in battery chemicals projects and we are engaging with clients on implementing lower carbon solutions on their existing and new facilities.
We have participated in a wide variety of LNG developments, including liquefaction, floating LNG facilities, mid-scale LNG solutions and regasification terminals. Our work in LNG has included feasibility studies, technology evaluations, process equipment optimization and selection, basic design, front-end engineering and design, detailed EPC and start-up assistance.

In the nuclear project services market, we provide a full range of services for projects utilizing small modular reactor technologies, as well as conventional and advanced reactor technologies. Through our relationship with NuScale, we can offer a complete project solution for carbon free power by utilizing NuScale's proprietary SMR technology, a market that is gaining momentum with the push to more carbon free energy sources.
Urban Solutions
We believe that urbanization will drive demand for innovative and sustainable solutions in advanced technologies and manufacturing, life sciences, mining and metals, infrastructure and professional staffing project teams. Urban Solutions includes businesses to service clients addressing these evolving and growing markets.
For the advanced technologies and manufacturing market, we provide program management and EPC services to a wide variety of companies on a global basis. Our experience spans a wide variety of market segments, including advanced materials, data centers, fast-moving consumer goods, food and beverage, semiconductors, smart batteries and specialty products. We specialize in designing projects that incorporate lean manufacturing concepts while also satisfying client sustainability goals.
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
In mining and metals, we provide a full range of services to our clients who produce a variety of commodities, including copper, iron ore, bauxite, alumina, aluminum, steel, diamond, gold, phosphates and rare earth minerals. We support our clients as they meet the growing demand for copper and battery metals, including lithium, platinum and nickel. We also serve the fertilizer industry and provide services in the downstream metals market. Our services include conceptual and feasibility studies through detailed EPC, commissioning and startup support. Many of our opportunities are being developed in remote and logistically challenging environments, such as the Andes Mountains, Western Australia and Africa. We believe we are one of the few companies with the size, regional presence and experience to execute large scale mining and metals projects, regardless of location.
In infrastructure, we support the development of infrastructure projects with a focus on state departments of transportation. We provide a broad range of services including consulting, design, planning, financial structuring, engineering and construction and operation and maintenance services. Continuing urbanization and the replacement and expansion of aging infrastructure in North America continues to drive project opportunities.
The segment's staffing services are provided through TRS Staffing Solutions®. TRS is a global enterprise of staffing specialists that provides us and third-party clients with technical, professional and craft resources either on a contract or permanent placement basis.
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
For our intelligence clients, we have more than 600 security-cleared personnel providing critical infrastructure solutions such as data center management, operations and maintenance of secure facilities and technology platform services. We construct and renovate secure facilities around the world for a number of government departments and agencies in support of their enduring missions. We believe we are trusted by our clients to ensure their mission success.

Other
Our Other segment includes the operations of NuScale, in which we are the majority investor. NuScale has developed an NRC standard design approved SMR technology, which we believe will be a leader in the development of light water, passively safe SMRs, providing us with significant future project opportunities.
In the first quarter of 2022, we determined that our Stork business and the remaining unsold AMECO equipment business no longer met all of the requirements to be classified as Disc Ops, primarily because of uncertainties related to the timing of these sales. Therefore, both Stork and the remaining AMECO operations are reported as Cont Ops for all periods presented and included in the Other segment. Stork provides asset maintenance and asset integrity services to the oil and gas, chemicals, life sciences, power, mining and metals, consumer products and manufacturing industries. Our equipment business provides integrated construction equipment, tool, scaffolding and fleet service solutions to us and third-party clients in a focused number of locations around the world for construction projects and client production assets.
We made the decision to retain Stork's North American operations, which largely consists of our operations and maintenance business owned prior to the acquisition of Stork. This business line, renamed Plant & Facility Services, will be included in our Urban Solutions segment beginning in the first quarter of 2023, and on a comparable basis for earlier periods.
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

	December 31, 2022	December 31, 2021
	(in millions)
Energy Solutions	$9,134	$9,324
Urban Solutions	9,900	7,048
Mission Solutions	5,666	2,562
Other	1,349	1,866
Total Backlog(1)(2)	$26,049	$20,800
_______________________________________________________________________________

(1)The temporary staffing business in the Urban Solutions segment does not report backlog or new awards based on the nature of its business. For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture's backlog.
(2)Includes backlog of $1.8 billion and $1.1 billion for legacy projects in a loss position as of December 31, 2022 and 2021, respectively.

(in millions)	December 31, 2022	December 31, 2021
North America	$16,807	$12,949
Asia Pacific (including Australia)	3,688	1,125
Europe	2,561	2,822
Central and South America	2,670	3,378
Middle East and Africa	323	526
Total Backlog	$26,049	$20,800

Although backlog reflects business that we consider to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. The terms and conditions of some contracts include elements of both lump-sum and reimbursable contracts. Also, certain contracts may be converted from reimbursable to lump-sum. Due to additional factors outside of our control, such as changes in project schedules, we cannot predict the exact timing that our December 31, 2022 backlog will be earned as revenue. Accordingly, backlog is not necessarily indicative of future earnings or revenues and no assurances can be provided that we will ultimately realize revenue on our backlog.
The following table sets forth our changes in consolidated backlog:

	2022	2021
	(in millions)
Backlog at beginning of year	$20,800	$25,569
New awards	19,815	9,970
Adjustments and cancellations, net(1)	(1,019)	(809)
Work performed	(13,547)	(13,930)
Backlog at end of year	$26,049	$20,800
_______________________________________________________________________________
(1)     During 2021, we removed $2 billion from backlog due to the cancellation of a steel project and a chemicals project.
In 2023, we expect to perform approximately 55% of our total backlog reported as of December 31, 2022, which is in line with the last three years.
Types of Contracts
While the basic terms and conditions of the contracts that we perform may vary considerably, we typically perform our work under two types of contracts: (a) reimbursable contracts and (b) lump-sum or guaranteed maximum contracts. In some markets, we are seeing hybrid contracts containing both lump-sum and reimbursable elements. As of December 31, 2022, the following table summarizes contract type within our ending backlog:

	December 31,		December 31,
(in millions)	2022		2021
Reimbursable	$16,500	63%	$8,497	41%
Lump-Sum and Guaranteed Maximum	9,549	37%	12,303	59%
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
Under lump-sum contracts, we may bid based upon preliminary engineering drawings and specifications provided by the client. This type of contracting presents risk because, among other things, it requires us to predetermine the work to be performed, the project execution schedule and all costs associated with the work based on incomplete information, all of which requires us to make pricing assumptions based on judgment informed by prior experience on other projects. As noted below, this risk may be higher when we provide a lump-sum bid in competition with other contractors because we may not be selected for the work if our bid is higher than the competition. Another type of lump-sum contract is a negotiated fixed-price contract, under which we are selected as contractor first and then negotiate a lump-sum price with the client. This may reduce the risk associated with bidding in competition. Furthermore, negotiated fixed-price contracts may occur under a compensation model in which we perform some of the early work on a project, including to advance the engineering, on a reimbursable basis before agreeing upon and converting to a lump-sum price for the remainder of the project. Depending upon when in the lifecycle of a project we convert from reimbursable to lump-sum pricing, the risk may be lower because we may have had greater insight into the details of the project scope, engineering and schedule thereby reducing the number and character of the pricing assumptions in the agreed-upon lump-sum price. Another type of lump-sum contract is a unit price contract under which we are paid a set amount for every “unit” of work performed. If we perform well under any type of lump-sum contract, we can benefit from cost savings gained from the effects of our efficiencies. However, if the project does not proceed as originally planned, we may not be able to recover cost overruns, which may cause us to lose money.
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
Some of our contracts, regardless of type, may operate under joint ventures or other teaming arrangements. Typically, we enter into these arrangements with companies with whom we have worked previously. These arrangements are generally made to strengthen our market position or technical skills, or where the size, scale or location of the project directs the use of such arrangements.
Competition
The markets served by our business are highly competitive and, for the most part, require substantial resources and highly skilled and experienced technical personnel. A large number of companies compete against us, including U.S.-based companies such as AECOM, Amentum Services, Inc., Bechtel Group, Inc., EMCOR Group, Inc., Jacobs Solutions, Inc., KBR, Inc., Kiewit Corporation, Granite Construction, Inc. and Quanta Services, Inc., and international-based companies such as ACS Actividades de Construccion y Servicios, Balfour Beatty plc, Chiyoda Corporation, Hyundai Engineering & Construction Company, Ltd., JGC Corporation, McDermott International, Inc., Petrofac Limited, SNC-Lavalin Group, Inc., Samsung Engineering, Stantec Inc., Technip Energies N.V., Wood Group plc, and WorleyParsons Limited.
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
Compliance with Government Regulations
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
As a key component for our sustainability program, we have committed to reduce our greenhouse gas emissions. Early in 2021, we committed to achieving net zero emissions for Scopes 1 and 2 absolute greenhouse gas emissions by the end of 2023, and we believe we are on track to meet that objective.
We have a Sustainability Committee to oversee our sustainability policies, strategies and programs. The Sustainability Committee includes representatives from each of our business segments, as well as a cross-functional team of subject matter experts from communications, health, safety and environmental, human resources, supply chain, investor relations and legal, who serve as advisors to the Sustainability Committee. In furtherance of our Board of Directors' commitment to sustainability, our Board of Directors and Governance Committee review and receive reports from management on our sustainability efforts.
Human Capital
We have built a high-performance culture with purpose and foster a diverse and inclusive workplace as a business imperative because people are our greatest asset. A high performance culture, where everyone is treated fairly and respectfully and has equal access to opportunities based on capabilities and performance, regardless of background, raises both the individual and collective performance of our company. Our culture drives employee engagement, productivity and a sustainable competitive advantage.
The following summarizes our human capital information as of December 31, 2022:

Number of Employees
Salaried Employees	19,573
Craft and Hourly Employees	17,239
TRS Agency	2,764
Total	39,576
The number of craft and hourly employees can vary in relation to the number, size and phase of execution of our projects.
We have employees in the following regions:

Region	% of Global Workforce
North America	36%
Europe, Africa and Middle East	21%
Central and South America	30%
Asia Pacific (includes Australia)	13%
Health and Safety
Safety is one of our core values. We are committed to taking care of our employees and preventing injuries in our offices and project locations. Our robust programs and procedures help us mitigate the hazards inherent in the work we do. We are committed to fostering a caring, preventive culture founded on proactive action by engaged employees. We call this

Safer TogetherSM. Our 2022 safety performance, calculated in accordance with OSHA record keeping requirements, resulted in a total case incident rate of 0.31 when excluding COVID cases (or 0.34 including COVID cases), which outperformed our goal of less than 0.38 (on the same basis) and well below comparable industry benchmarks. We also provide resources to improve employee wellbeing including various mental health awareness campaigns, our global Employee Assistance Program, site-specific wellbeing programs, and suicide prevention and mental health first aid training.
Diversity, Equity and Inclusion
We are committed to advancing Diversity, Equity and Inclusion ("DE&I"). We believe that every voice matters, and we value DE&I at every level of our organization. We encourage diversity of cultures and perspectives as we build inclusive, high-performance teams. We listen actively, respect one another and foster an environment of inclusivity and a sense of belonging. We engage and partner with stakeholders who represent and support gender, generation, sexual orientation, mental and physical ability, race and ethnic diversity. We encourage knowledge sharing among our employees and stakeholders.
We are focused on delivering four key impact pillars to advance DE&I:
•Champion an inclusive culture;
•Recruit, develop and retain talent;
•Enhance employee experience; and
•Improve social progress and impact.
We work with a variety of outreach, community and education organizations, including a range of universities. Fluor’s Global University Sponsorship Program includes 24 partner institutions on six continents and we continue to grow our relationships across a range of diverse colleges and technical schools with the majority of funding focused on underserved minorities, women and veterans.
We are committed to strengthening our talent pipeline by expanding our diversity lens in our recruitment and selection processes. We post our job openings internally and externally to reach a broad, diverse pool of candidates from all backgrounds. Our balanced slate candidate selection practice supports the inclusive selection of candidates based on capability, skills and qualifications for positions across our offices and business lines.
We have established five regional inclusion councils, with 11 chapters, to drive region-specific diversity and inclusion actions. In addition, we have five employee resource groups ("ERGs"): Black Employee Alliance, Emerging Leaders Group, Graduates Advancing to Professionalism, Growing Representation & Opportunity for Women and PRIDE for LGBTQ+ communities and allies. Active ERGs are a critical component of strengthening our culture of inclusion by providing representation on regional inclusion councils, encouraging employee engagement, attracting and retaining talent, hosting intersectional events and offering allyship opportunities and a sense of community for all employees.
Development Opportunities
One of our top priorities is to provide ongoing training and development for our employees through multiple avenues. In 2022, we extended our catalog of leadership development offerings and methods of delivery. This included delivery of critical learning opportunities to our executives, project execution and functional employees based in offices, remote locations and project field assignments. Additionally, employees can access Fluor University, our online platform, where they can select from a wide variety of self-paced, online, virtual and instructor-led training courses. Topics range from our internally developed Fluor University courses focused on discipline-specific training, to commercially available technical learning and general knowledge topics, such as leadership, business acumen, communication and inclusive management. In 2022, our employees received nearly 73,000 hours of training through Fluor University. For group-focused development and networking, our global mentoring circles provide an avenue for small groups to generate dialogue about meaningful and relevant topics related to the company, work environment and career development.
Community Responsibility
A high-performance culture with purpose offers employees robust and enriching opportunities to help build a better world. For more than 40 years, our employee giving and volunteering program, Fluor Cares, has empowered employees to give back to the communities where we live and work. In 2022, Fluor and our Fluor Foundation contributed $5 million to community initiatives and programs with the majority of funding allocated to programs that support underserved minorities and women. Additionally, we expanded our Fluor Cares platform to further empower our employees to invest in organizations and causes that best resonate with them. This employee giving and volunteering program now includes 22 countries on six continents and resulted in donations of $4 million. In 2022, thousands of our employees donated 22,500 volunteer hours, nearly double 2021, to improve the communities where we live and operate.

We remain true to our legacy of giving back even as a variety of natural disasters and regional unrest affected lives and communities in far-reaching and profound ways. In 2022, Fluor and our employees donated funds and supplies to provide critical relief to those affected by the conflict in Eastern Europe. Donations included emergency food, clothing, medicine and housing. We also donated $125,000 to the World Food Program to provide Ukrainian refugees with meals and basic necessities. In addition, through our charitable partners, we delivered nearly 2 million hours of STEM (science, technology, engineering and math) instruction to 200,000 students and teachers to equip students with the skills to participate in tomorrow's workforce. We provided 850,000 meals to the hungry. We planted 24,000 trees, including reconstituting a mangrove forest on the Philippines coast, and delivered environmental education to over 19,000 students to help create sustainable communities.
Information about our Executive Officers
The following information is being furnished with respect to our executive officers as of January 31, 2023:

Name	Age	Position with the Company(1)
Joseph L. Brennan	55	Executive Vice President and Chief Financial Officer
James R. Breuer	54	Group President, Energy Solutions
Alvin C. Collins III	49	Group President, Corporate Development and Sustainability
David E. Constable	61	Chairman and Chief Executive Officer
Thomas P. D'Agostino	64	Group President, Mission Solutions
Stacy L. Dillow	49	Executive Vice President and Chief Human Resources Officer
Mark E. Fields	64	Group President, Project Execution
John C. Regan	53	Executive Vice President, Controller and Chief Accounting Officer
John R. Reynolds	66	Executive Vice President, Chief Legal Officer and Secretary
Terry W. Towle	62	Group President, Urban Solutions
_______________________________________________________________________________
(1)All references are to positions held with Fluor Corporation. All officers serve in their respective capacities at the pleasure of the Board of Directors.
Joseph L. Brennan
Mr. Brennan has been Executive Vice President and Chief Financial Officer since July 2020. Prior to that, he was Senior Vice President and Operations Controller in 2020, Senior Vice President and Segment Controller — Energy & Chemicals from 2018 to 2020 and Vice President and Segment Controller — Energy & Chemicals from 2016 to 2018 and as the general manager of our Southern California operations from 2013 to 2016. Mr. Brennan joined the company in 1991.
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
David E. Constable
Mr. Constable has been Chief Executive Officer since January 2021, after serving as a member of Fluor's Board of Directors since 2019. He previously served as Chief Executive Officer (from 2011) and Chief Executive Officer and President (from 2014) of Sasol Ltd., an integrated energy and chemical company, until 2016. Prior to that, he was Group President, Project Operations at the company from 2009 to 2011 and Group President, Power from 2005 to 2009. Mr. Constable first joined the company in 1982. Mr. Constable was appointed Chairman of the Board in May 2022.

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
John C. Regan
Mr. Regan has been Executive Vice President, Controller and Chief Accounting Officer since June 2020. He was previously Executive Vice President and Chief Financial Officer of Alta Mesa Resources, Inc., an upstream exploration and production company, from 2019 to 2020, and Executive Vice President and Chief Financial Officer of Vine Oil and Gas LP and Brix Oil and Gas LP, private companies focused on natural gas exploration, from 2015 to 2018.
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
Available Information
Our website address is www.fluor.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the “Investor Relations” portion of our website as soon as reasonably practicable after we electronically file them with the SEC. These reports, and any amendments to them, are also available at the SEC's website, www.sec.gov. We also use our investor relations website as a channel of distribution for important company information. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for e-mail alerts and RSS feeds. We also maintain various documents related to our corporate governance including our Corporate Governance Guidelines, our Board Committee Charters and our Code of Business Conduct and Ethics for Members of the Board of Directors on the “Sustainability” portion of our website under “Governance.”
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
•Our ability to grow requires us to hire and retain qualified personnel.
•The success of teaming arrangements and joint ventures depends on the satisfactory performance by our venture partners over whom we may have little or no control, and the failure of those partners to perform their obligations could impose additional obligations on us that could have a material impact on us.
•We are dependent upon suppliers and subcontractors to complete many of our contracts.
•Cybersecurity breaches of our systems and IT could adversely impact us.
•Systems and IT interruption, as well as new systems implementation, could adversely impact our ability to operate.
•We have international operations that are subject to foreign economic and political uncertainties and risks. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.
•Our backlog is subject to unexpected adjustments and cancellations.
•
•Our employees work on projects that are inherently dangerous and in locations where there are high security risks, and a failure to maintain a safe work site could result in significant losses.
•Our businesses could be materially and adversely affected by events outside of our control.
•We must successfully manage the demands, supply and operational challenges associated with the effects of widespread health concerns, such as COVID.
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
•Our effective tax rate and tax positions may vary.
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
Risks Related to Indebtedness and other Credit Related Risks
•Adverse credit and financial market conditions, including increasing interest rates, could impair our clients', our partners' and our own borrowing capacity, which could negatively affect us.
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
Risks Related to Strategic Plans and Mergers & Acquisitions
•We may be unsuccessful implementing our strategic and operational initiatives.
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
•Provisions attendant to our CPS may deter or prevent a business combination that may be favorable to our common stockholders.
•If we issue additional equity securities, stockholders' ownership percentages would be diluted.
•Delaware law and our charter documents may impede or discourage a takeover or change of control.
Risks Related to our Operations
We are vulnerable to the cyclical nature of the markets we serve.
The demand for our services is dependent upon the existence of clients with capital investments. Our clients' interest in approving new projects, budgets for capital expenditures and need for our services have in the past been, and may in the future be, adversely affected by, among other things, poor economic conditions (including inflation, slow growth or recession, changes to governments' fiscal or monetary policy and higher interest rates), low oil prices, political uncertainties and currency devaluations. Clients have been and remain selective in how they allocate their capital, especially the larger scale projects in which we specialize. For example, in our Energy Solutions segment, capital expenditures by our clients are influenced by factors such as prevailing hydrocarbon prices and expectations about future prices for underlying commodities, technological advances, the costs of exploration, production and delivery of product, domestic and international political, military, regulatory and economic conditions and other similar factors. There is no guarantee that current oil prices will be sustained, and the timing and extent of any future improvements in demand remain uncertain. Industries served by that segment and many of the others we serve have historically been and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our services.
Our revenue and earnings are largely dependent on new awards, which are driven by our clients.
The awarding and timing of projects is unpredictable and driven by our clients. Awards, including expansions of existing projects, often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide variety of factors including a client's decision to not proceed with the development of a project, governmental approvals, financing contingencies, oil prices, environmental conditions and overall market and economic conditions. We may not win contracts that we have bid on due to price, a client's perception of our ability to perform and/or perceived technology advantages held by others. Many of our competitors may be more inclined to take greater risks or include terms and conditions that we might not deem acceptable, especially when the markets for the services we typically offer are relatively soft. Because a significant portion of our revenue is generated from large projects, our results can fluctuate depending on whether and when large project awards occur and the commencement and progress of work under large contracts already awarded. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated. Additionally, uncertain economic and political conditions may make it difficult for our clients, our vendors and us to accurately forecast and plan future business activities. For example, changes to U.S. policies related to global trade and tariffs in recent years, and responsive changes in policy by foreign jurisdictions, have resulted in uncertainty surrounding the future of the global economy as well as retaliatory trade measures implemented by other countries. We cannot predict the outcome of changing trade policies or other unanticipated economic or political conditions, nor can we predict the timing, strength or duration of any worldwide economic recovery or downturn or in the markets that we serve.

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
We serve markets that are highly competitive and in which a large number of multinational companies compete. These markets require substantial resources and investment in technology and skilled personnel. We also see a continuing influx of non-traditional competitors offering below-market pricing while accepting greater risk. Competition places downward pressure on our contract prices and profit margins, and could cause us to accept contractual terms and conditions that are not normal or customary, thereby increasing the risk of losses on such contracts. Intense competition is expected to continue in our markets, presenting us with challenges to maintain acceptable profit margins. To the extent we are unable to meet these competitive challenges, we could lose revenue and experience reduced profitability.
Our ability to grow requires us to hire and retain qualified personnel.
The success of our business is dependent upon being able to attract, develop and retain personnel, including engineers, project management, craft employees and management, who have the necessary and required experience and expertise, and who will perform these services at a reasonable and competitive rate. Competition for these and other experienced personnel is intense. It may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. In certain geographic areas, for example, we may be unable to satisfy the demand for our services because of our inability to deploy qualified personnel. Also, it may be difficult to replace personnel who hold government required credentials. Loss of the services of, or failure to recruit, qualified technical and management personnel, including a preference for some candidates to work remotely, could limit our ability to successfully complete existing projects and compete for new projects. In addition, as costs related to our workforce are dependent on market conditions, inflationary pressure has increased, and may continue to increase, labor costs in certain geographic areas.
As some of our executives and other key personnel approach retirement age or otherwise leave the company, we need to provide for smooth transitions, which requires succession planning to identify and integrate new personnel into leadership roles. Changes in our management team may disrupt our business and the failure to successfully transition and assimilate executives or other key personnel could adversely affect our results. If we are unable to employ a sufficient number of skilled personnel or effectively implement appropriate succession plans, our ability to pursue projects may be adversely affected, the costs of executing our existing and future projects may increase.
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
At times, we also participate in ventures where we are not a controlling party or where we team with unaffiliated parties on a particular project. In such instances, we may have limited control over venture decisions and actions, including ICFR, which may have an impact on our business. If internal control problems arise within a venture, or if our venture partners have financial or operational issues, there could be a material impact on our business, financial condition or results of operations.
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
Cybersecurity breaches of our systems and IT could adversely impact our ability to operate.
We utilize, develop, install and maintain a number of IT systems. Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our contracts, as well as our own business practices, to protect confidential and proprietary information. Our computer systems, as well as those of our clients, partners, contractors and other vendors, face the threat of unauthorized access, computer hacking, viruses, malicious code, cyber attacks, phishing and other security incursions and system disruptions. As many of our employees use our computer systems to collaborate with colleagues in different geographic locations and access our systems remotely, we may be subject to heightened risks, including the risk of cyber attacks. While we endeavor to maintain or exceed industry-accepted security measures and technology to secure our computer systems and while we endeavor to ensure our cloud vendors that store our data maintain similar measures, these systems and the information stored on these systems are still subject to threats. There can be no assurance that our efforts, including cybersecurity training for our employees, will protect us against all threats. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, detect and respond against such threats. Because the techniques used to obtain unauthorized access to IT systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. A party who circumvents our security measures, or those of our clients, contractors or other vendors, could misappropriate confidential or proprietary information, improperly manipulate data, or cause damage or interruptions to systems. While to date we have not experienced any material impact as a result of cyber attacks, the ultimate impact of these and similar events remains unknown, and additional vulnerabilities may arise in the future. Any of these events could damage our reputation, result in litigation and regulatory fines and penalties, impact our operations (including our ability to report our financial results), or have a material adverse effect on our business, financial condition or results of operations. Furthermore, while we maintain insurance that specifically covers cybersecurity threats, our coverage may not sufficiently cover all types of losses or claims that may arise.
In addition, new or evolving laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act, the California Privacy Rights Act, and other U.S. state and global emerging privacy laws, pose increasingly complex compliance challenges and could potentially elevate our compliance costs. Any failure to comply with these laws and regulations could result in significant penalties and legal liability, which could have a negative impact on our results of operation.
Systems and IT interruption, as well as new systems implementation, could adversely impact our ability to operate and our operating results.
We are heavily reliant on computer, information and communications technology and related systems, some of which are hosted by third party providers. From time to time, we experience system interruptions and delays that may be planned for upgrades or that may be unplanned. Unplanned interruptions could result from natural disasters, power loss, telecommunications failures, acts of war or terrorism, computer viruses, physical or electronic break-ins and similar events or disruptions. Any of these or other events could cause system interruptions, delays, loss of critical or sensitive data (including personal or financial data) or loss of funds; could delay or prevent operations (including the processing of transactions and reporting of financial results); and could adversely affect our reputation or our operating results. While we have and require the maintenance of reasonable safeguards designed to protect against unavailability or loss of data, these safeguards may not be sufficient. We may be required to incur significant costs to protect against or alleviate damage caused by systems interruptions and delays, which could have a material adverse effect on our business and results of operations.
We continue to evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to stay current on vendor supported products, to improve the efficiency of our systems and for other business reasons. The implementation of new systems and IT could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. Our systems implementations also may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other IT disruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.
We have international operations that are subject to foreign economic and political uncertainties and risks. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.
Our business is subject to international economic and political conditions that change (sometimes frequently) for reasons that are beyond our control. We expect that a significant portion of our revenue and profits will continue to come from non-U.S. projects for the foreseeable future.
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
•international hostilities, such as the ongoing conflict between Russia and Ukraine, which has resulted in the imposition by the U.S. and other nations of restrictive actions against Russia and certain banks, companies and individuals; and
•unrest, civil strife, acts of war, terrorism and insurrection.
During the first quarter of 2022, we suspended any new investment in our Russian operations. Our backlog on projects in the impacted region is not significant to future revenue or margin. We continue to monitor the circumstances in Eastern Europe and are winding down our existing contractual obligations while complying with all regulatory limitations placed on new and existing business for projects and clients based in the region.
The lack of a well-developed legal system in some of the countries where we operate may make it difficult to enforce our contractual rights or to defend ourself against claims made by others. We operate in locations where there is a significant amount of political risk. In addition, nationalization, military action or continued unrest could impact the supply or pricing of oil, disrupt our operations in the region and elsewhere, and increase our security costs. Our level of exposure to these risks may vary with each project, depending on the location of the project and its stage of completion. For example, our risk exposure with respect to a project in an early development phase, such as engineering, will generally be less than our risk exposure on a project that is in the construction phase. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions and risks, we may experience project disruptions and losses.

Our backlog is subject to unexpected adjustments and cancellations.
Our backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable or will not be subject to delay or suspension. Project cancellations, scope adjustments or deferrals, or foreign currency fluctuations may occur with respect to contracts reflected in our backlog and could reduce the value of our backlog and the revenue and profits that we actually earn; or, may cause the rate at which we perform on our backlog to decrease. Most of our contracts have termination for convenience provisions in them allowing clients to cancel projects. Our contracts typically provide for the payment of fees earned through the date of termination and the reimbursement of costs incurred including demobilization costs. In addition, projects may remain in our backlog for an extended period of time. During periods of economic slowdown, or decreases and/or instability in oil prices, the risk of projects being suspended, delayed or canceled generally increases. Finally, poor project or contract performance could also impact our backlog and profits. Such developments could have a material adverse effect on our business and our profits.
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
We must successfully manage the demands, supply and operational challenges associated with the effects of widespread health concerns, such as COVID.
Our business operations, results of operations and financial position has been and may continue to be negatively impacted by epidemics, pandemics and similar widespread public health concerns, such as COVID, including as a result of the actions taken by international federal, state and local public health and governmental authorities in response, including vaccine mandates, quarantines, government restrictions on movement, distancing, business closures and suspensions, canceled events and activities, isolation, and other voluntary or mandated changes in behavior.
The outbreak of COVID and actions in response thereto created significant uncertainty and economic volatility and disruption, which have impacted and may continue to impact our workforce and operations and have and materially adversely affected and may continue to materially adversely affect our results of operations and financial performance, including, but not limited to, the following:
•We may experience reductions in demand for our services and the delay or abandonment of ongoing or anticipated projects due to our clients’, suppliers’ and other third parties’ diminished financial conditions or financial distress, as well as governmental budget constraints.
•Some clients have been, and may in the future be, unable to meet their payment obligations to us in a timely manner. Further, other third parties, such as suppliers, subcontractors, joint venture partners and other outside business partners, have experienced significant disruptions in their ability to satisfy their obligations with respect to us, or they may be unable to do so in the future altogether.
•Many of our employees continue to work remotely. While many of our employees can effectively perform their responsibilities while working remotely, some work may not be completed as efficiently as if it were performed on site.
•Various vaccine mandates issued by clients or governments could negatively impact our ability to attract and retain qualified employees, increase costs and administrative burden and make us subject to fines.
•Illness, travel restrictions or other workforce disruptions have affected, and may continue to affect, our supply chain, our ability to timely and satisfactorily complete our clients’ projects, our ability to provide services to our clients or our other business processes.
•Jurisdictions where we have operations may impose prolonged quarantines or further restrict travel and business activity, which could materially impair our ability to conduct our operations, to source supplies through the global supply chain and to identify, pursue and capture new business opportunities.
The extent to which COVID or other significant disease outbreaks will impact us depends on numerous evolving factors and future developments that we are not currently able to predict and may also exacerbate other risks discussed in this 2022 10-K, any of which could have a material adverse effect on us, our business operations, results of operations and financial position.
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
We are subject to income taxes where we do business. A change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could change our overall tax rate, which could have a material impact on our results of operations. In addition, significant judgment is required in determining our worldwide provision for income taxes and our judgments could prove inaccurate. There are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, our ability to realize deferred tax assets and changes in uncertain tax positions. Future changes in our tax rate or adverse changes in tax laws could have a material adverse effect on our profitability and liquidity. We may also be exposed to limitations on our ability to reinvest earnings from operations in one country to fund our operations in other countries due to tax laws in different jurisdictions.
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
Our clients require broad ownership rights in the work product and other materials we deliver. If we are unable to retain ownership of our intellectual property and improvements thereto, it may affect our ability to provide similar services to other clients in the future, which ultimately, could have a material adverse effect on our operations.
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
In addition, our clients or other third parties may also provide us with their technology and intellectual property. There is a risk that we may not sufficiently protect against improper use, access or dissemination and, as a result, we could be subject to claims and litigation and resulting liabilities, loss of contracts or other consequences that could have an adverse impact on us.
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
Our results of operations and financial condition could be adversely affected by impairments. Goodwill is not amortized, but instead is tested at least annually for impairment. Any future impairments, including impairments of tangible assets, goodwill, investments or deferred tax assets, could have a material adverse effect on our financial condition and results of operations.
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
Further, the risks caused by climate change span across the full spectrum of the industries we serve. The direct physical risks that climate change poses through chronic environmental changes, such as rising sea levels and temperatures, and acute events, such as hurricanes, droughts and wildfires, is common to each of these industries. Our clients could face increased costs to maintain their assets, which could result in reduced profitability and fewer resources for strategic investment. These types of physical risks could in turn lead to transitional risks (i.e., the degree to which society responds to the threat of climate change). For example, growing concerns about climate change may result in activism, protests, legislation, international protocols or treaties, regulation or other restrictions on greenhouse gas emissions or that otherwise seek to address climate change that could affect our clients, including those who (a) are involved in the exploration, production or refining of fossil fuels, such as our Energy Solutions clients, (b) emit greenhouse gases through the combustion of fossil fuels or (c) emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such actions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on us. However, policy changes and climate legislation could also accelerate energy transition, including the development of carbon capture and storage projects, alternative transportation, alternative energy facilities, such as wind farms or nuclear reactors, or incentivize increased implementation of clean fuels projects, which could positively impact the demand for our services. We cannot predict when or whether any of these legislative proposals may become law or what effect will be on us and our clients.
We may also incur additional expenses implementing U.S. and international regulations requiring additional disclosures regarding GHG emissions. Compliance with such regulations and the associated potential costs is complicated by various countries and regions following different approaches to the regulation of climate change.
Increasing scrutiny and changing expectations from investors with respect to sustainability practices may impose additional costs on us or expose us to reputational or other risks.
Investors and clients have increasingly focused on the ESG practices of companies, including practices with respect to human capital, emissions and environmental impact and political spending. While we have programs and initiatives in place related to our ESG practices, investors may decide to reallocate capital or to not commit capital as a result of their assessment of our practices. In addition, our clients may require that we adhere to varying ESG standards. Our failure to comply with investor or client standards, which are evolving, or if we are perceived to not have responded appropriately to the growing concern for these issues could also cause reputational harm to our business and could have a material adverse effect on us. In addition, organizations that provide ratings information to investors on ESG matters may have unfavorable views on us, which may lead to negative sentiment.
In addition, while we may create and publish voluntary disclosures regarding ESG matters, many of the statements in those voluntary disclosures are based on expectations and assumptions that may not be representative of current or actual risks, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.
Risks Related to Indebtedness and other Credit Related Risks
Adverse credit and financial market conditions, including increasing interest rates, could impair our clients', our partners' and our own borrowing capacity, which could negatively affect us.
Our ability to generate cash is important for the funding of our operations, investing in ventures, the servicing of our indebtedness, paying dividends and making acquisitions. To the extent that existing cash balances and operating cash flow, together with borrowing capacity under our credit facilities, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing will depend upon prevailing capital market conditions, including those arising due to events occurring in our industry, as well as conditions in our business and our operating results; and those factors may affect our efforts to negotiate terms that are acceptable to us. Furthermore, if global economic, industry, political or other market conditions adversely affect the financial institutions that provide credit to us, it is possible that our ability to establish or draw upon our credit facilities, or refinance borrowings as they mature, may be impacted. In addition, a downgrade in our credit rating could increase the cost of our borrowings or their refinancing, limit access to sources of financing or lead to other adverse consequences such as requirements for liens or other forms of financial assurance. If adequate funds are not available, or are not available on acceptable terms, we may be unable to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.
In addition, adverse credit and financial market conditions, including increasing interest rates, also adversely affect our clients' and our partners' borrowing capacity, which could result in contract cancellations or suspensions, project award and execution delays, payment delays or defaults by our clients. These disruptions could materially impact our backlog and profits. If we extend a significant portion of credit to our clients or projects in a specific geographic region or industry, we may experience higher levels of collection risk or non-payment if those clients are impacted by factors specific to their geographic industry or region.
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
It is a common industry practice for clients to require us to provide surety bonds, letters of credit, bank guarantees or other forms of financial assurance as credit enhancements. Surety bonds, letters of credit or guarantees indemnify our clients if we fail to perform our contractual obligations. Historically, we have had strong surety bonding capacity due to our credit ratings, but bonding is provided at the surety's sole discretion. In addition, because of the overall limitations in worldwide bonding capacity, we may find it difficult to access sufficient surety bonding capacity to meet our total surety bonding needs. For letters of credit, we have historically had adequate capacity under our existing credit facilities, but any capacity that may be required in excess of our credit limits would be at our lenders' sole discretion. Failure to provide credit enhancements on terms required by a client may result in an inability to compete for or win a project.
Legal and Regulatory Risks
We are involved in litigation and regulatory proceedings, potential liability claims and contract disputes that may have a material impact on our financial condition and results of operations.
We are subject to a variety of legal or regulatory proceedings, liability claims or contract disputes. Our operating activities expose us to claims against us by clients, subcontractors or suppliers for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We may be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters, including shareholder litigation. During times of economic uncertainty, especially with regard to our commodity-based clients, claim frequencies and amounts tend to increase.
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
We have received subpoenas from both the SEC and the DOJ seeking documents and information related to projects for which we recorded charges in the second quarter of 2019 and certain project accounting, financial reporting and governance matters. These matters remain unresolved, and we have continued to cooperate and engage with the SEC and DOJ regarding these investigations. If the SEC or DOJ commences legal action as a result of the investigations, we could be required to pay significant penalties and become subject to injunctions, cease and desist orders and other measures. We cannot predict the outcome or timing of any governmental or regulatory investigation.
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
Risks Related to Strategic Plans and Mergers & Acquisitions
We may be unsuccessful in implementing our strategic and operational initiatives.
We have announced a number of strategic and operational initiatives designed to optimize costs and improve operational efficiency, including plans to divest our Stork and equipment businesses, reduce our ownership of NuScale, monetize surplus real estate and non-core investments, and rationalize resources and overhead across various geographies. Our ability to successfully execute these initiatives is subject to various risks and uncertainties, including regulatory intervention, which may negatively impact the realization of expected benefits. Our failure to realize the anticipated benefits, which may be due to our inability to execute, competition, economic conditions, and other risks described herein, could have a material adverse effect on us. Divesting businesses involves risks and uncertainties, such as the difficulty separating assets related to such businesses from the businesses we retain, employee distraction, the need to obtain regulatory approvals and other third-party consents, which potentially disrupts customer and vendor relationships, and the fact that we may be subject to additional tax obligations or loss of certain tax benefits. Such actions also involve significant costs and require time and attention of our management, which may divert attention from other business operations. Because of these challenges, as well as market conditions or other factors, anticipated divestitures may take longer or be costlier or generate fewer benefits than expected and may not be completed at all. If we are unable to complete the divestitures or to successfully transition divested businesses, our business and financial results could be negatively impacted. If we dispose of a business, we may not be able to successfully cause a buyer of a divested business to assume the liabilities of that business or, even if such liabilities are assumed, we may have difficulties enforcing our rights, contractual or otherwise, against the buyer. We may retain exposure on financial or performance guarantees and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law because of the disposition or the subsequent failure of an acquirer. As a result, performance by the divested businesses or other conditions outside of our control could have a material adverse effect on our results of operations. In addition, the divestiture of any business could negatively impact our profitability because of losses that may result from such a sale, the loss of revenues or a decrease in cash flows. Following a divestiture, we may also have less diversification in our business and in the markets we serve, as well as in our client base.
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
In May 2021, we issued shares of Series A CPS. The conversion of some or all of the preferred stock into our common stock will dilute the ownership interests of existing common stockholders. Any public market sales of the common stock issued as a result of conversion could adversely affect the market price of our common stock.
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

Provisions attendant to our CPS deter or prevent a business combination that may be favorable to our stockholders.
If a make-whole fundamental change occurs, we may be required to increase the conversion rate for an electing holder. This and other provisions attendant to the preferred stock could deter or prevent a third party from acquiring us even when the acquisition may be favorable to our common stockholders.
If we issue additional equity securities, stockholders' ownership percentages would be diluted.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Major Facilities
Our operations are conducted at both owned and leased properties in U.S. and foreign locations totaling approximately 7 million rentable square feet, up 0.2 million square feet from last year. Our executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas. As our business frequently changes, the extent of utilization of the facilities by particular segments cannot be accurately stated. In addition, certain of our properties are leased or subleased to third party tenants. While we have operations worldwide, the following summarizes our more significant existing facilities:

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
In addition, we lease or own a number of individually insignificant offices, warehouses and equipment yards strategically located throughout the world. We also own or lease fabrication yards in China and Mexico through various joint ventures.
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
We have paid no dividends on our common stock since April 2020. Any future cash dividends will depend upon our results of operations, financial condition, cash requirements and such other factors as our Board of Directors may deem relevant.
At January 31, 2023, there were 4,041 stockholders of record of our common stock.
Issuer Purchases of Equity Securities
The following table provides information for the three months ended December 31, 2022 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
October 1–October 31, 2022	—	$—	—	10,513,093
November 1–November 30, 2022	—	—	—	10,513,093
December 1–December 31, 2022	—	—	—	10,513,093
Total	—	$—	—
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
Performance Graph
Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. Dollars, for the calendar years ended December 31, 2018, 2019, 2020, 2021 and 2022 of $100 invested on December 31, 2017 in our common stock, the S&P MidCap 400 Index and the Dow Jones Heavy Construction Industry Group Index.

	Year Ended December 31,
	2017	2018	2019	2020	2021	2022
Fluor Corporation	$100.00	$63.39	$38.34	$32.78	$50.84	$71.13
S&P MidCap 400 Index	$100.00	$88.90	$112.17	$127.48	$159.01	$138.18
Dow Jones Heavy Construction Industry Group Index	$100.00	$73.89	$99.12	$120.35	$180.21	$207.33
Item 6. [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements.
Results of Operations
During the first quarter of 2022, we determined that our Stork business and the remaining unsold AMECO equipment business no longer met all of the requirements to be classified as Disc Ops, primarily as a result of uncertainties related to the timing of this sale. Therefore, both Stork and the remaining AMECO business are reported as Cont Ops for all periods presented and included in our Other segment.
In the second quarter of 2022, NuScale became a public company (NYSE ticker:SMR) through a reverse recapitalization with a public shell company. We continue to control and consolidate NuScale.
In the third quarter of 2022, we agreed to arrangements to facilitate the sail away of a legacy upstream project from the fabrication yard in China. These agreements reduced our exposure to liquidated damages and created partially client funded incentives for the fabricator. Sail away was accomplished during the fourth quarter of 2022.
During the fourth quarter of 2022, the Infrastructure business line progressed commercial resolution of various claims on several projects. A global claim for time and cost relief was submitted to the client on an international bridge project and agreements in principle for schedule relief were achieved on two other domestic infrastructure projects. These actions resulted in a reduction of risk related to the exposure to liquidated damages in the project forecasts.

	YEAR ENDED DECEMBER 31,
(in millions)	2022		2021		2020
Revenue
Energy Solutions	$5,872		$4,956		$5,271
Urban Solutions	3,921		4,416		5,854
Mission Solutions	2,289		3,063		3,033
Other	1,662		1,721		1,630
Total revenue	$13,744		$14,156		$15,788

Segment profit (loss) $ and margin %
Energy Solutions	$301	5.1%	$250	5.0%	$169	3.2%
Urban Solutions	3	0.1%	38	0.9%	161	2.8%
Mission Solutions	136	5.9%	155	5.1%	87	2.9%
Other	(13)	NM	(28)	NM	(75)	NM
Total segment profit (loss) $ and margin %(1)	$427	3.1%	$415	2.9%	$342	2.2%

G&A	(237)		(226)		(215)
Impairment	24		(290)		(380)
Gain (loss) on pension settlement	42		(198)		—
Foreign currency gain (loss)	25		(13)		(47)
Interest income (expense), net	35		(73)		(46)
Earnings (loss) from Cont Ops attributable to NCI	(72)		39		68
Earnings (loss) from Cont Ops before taxes	244		(346)		(278)
Income tax (expense) benefit	(171)		(20)		(23)
Net earnings (loss) from Cont Ops	73		(366)		(301)
Less: Net earnings (loss) from Cont Ops attributable to NCI	(72)		39		68
Net earnings (loss) from Cont Ops attributable to Fluor	145		(405)		(369)

Less: Dividends on CPS	39		24		—
Net earnings (loss) from Cont Ops available to Fluor common stockholders	$106		$(429)		$(369)

New awards
Energy Solutions	$6,511		$3,313		$2,013
Urban Solutions	6,799		2,721		3,563
Mission Solutions	5,347		2,718		1,883
Other	1,158		1,218		1,546
Total new awards	$19,815		$9,970		$9,005

New awards related to projects located outside of the U.S.	46%		61%		58%

(in millions)	December 31, 2022		December 31, 2021
Backlog
Energy Solutions	$9,134		$9,324
Urban Solutions	9,900		7,048
Mission Solutions	5,666		2,562
Other	1,349		1,866
Total backlog	$26,049		$20,800

Backlog related to projects located outside of the U.S.	49%		65%
Backlog related to lump-sum projects	37%		59%
(1)Total segment profit (loss) is a non-GAAP financial measure. We believe that total segment profit (loss) provides a meaningful perspective on our results as it is the aggregation of individual segment profit (loss) measures that we use to evaluate and manage our performance.
During the first quarter of 2022, we suspended any new investment in our Russian operations. We have evaluated our financial exposure through December 31, 2022 and do not believe that, should existing conditions in Eastern Europe persist, we would have a material impairment of our assets. Our backlog on projects in the impacted region is not significant to future revenue or margin. We continue to monitor the circumstances in Eastern Europe and wind down our existing contractual obligations while complying with all regulatory limitations placed on new and existing business for projects and clients based in the region.
While we experienced reductions in demand for certain services and the delay or abandonment of ongoing or anticipated projects during the COVID pandemic, our ability to win work was not materially impacted by COVID during 2022. Although many of our projects are in a state we consider normal, we continue to deal with the effects of COVID on our operating results as our estimates are inclusive of COVID effects and client recoveries.
During 2022, consolidated revenue declined slightly due to volume declines on projects which were completed or nearing completion in the Urban Solutions and Mission Solutions segments. During 2021, consolidated revenue declined due to volume declines on projects which were completed or nearing completion in the Energy Solutions and Urban Solutions segments as well as the cancellation of three large projects that were in progress in the prior year.
Segment profit for 2022 was relatively flat compared to 2021. During 2021, improvements in segment profit in the Energy Solutions, Mission Solutions and Other segments were partially offset by a significant decline in segment profit for Urban Solutions where we recognized a $138 million charge for procurement and subcontractor cost growth on a legacy infrastructure project.
The effective tax rate from Cont Ops was 70%, (6%) and (8%) for 2022, 2021 and 2020, respectively. A reconciliation of U.S. statutory federal income tax expense (benefit) to income tax expense (benefit) from Cont Ops follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
U.S. statutory federal tax expense (benefit)	$51	$(73)	$(58)
Increase (decrease) in taxes resulting from:
State and local income taxes	—	12	(12)
Other permanent items, net	10	36	—
NCI	15	(7)	(9)
Foreign tax differential, net	(106)	(11)	38
Valuation allowance, net	194	103	167
Other changes to uncertain tax positions	—	1	7
Stranded tax effects from AOCI	—	(52)	—
CARES Act benefit	2	2	(125)
Other, net	5	9	15
Total income tax expense	$171	$20	$23
Our results were significantly impacted by evolving foreign currency rates in 2022. During 2022, the U.S. dollar appreciated significantly against the Euro, the British Pound and the Canadian Dollar.
Our profit margin percentages, in some cases, may be favorably or unfavorably impacted by a change in the amount of CFM, which are accounted for as pass-through costs.

The increase in backlog resulted from significant new awards booked during 2022, particularly during the third quarter. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog differs from RUPO discussed elsewhere. RUPO includes only the amount of revenue we expect to recognize under contracts with definite terms and substantive termination provisions.
Impairment
Impairment expense, included in Cont Ops, for 2022, 2021 and 2020 is summarized as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Impairment:
Goodwill associated with the Other reporting unit	$40	$13	$169
Intangible customer relationship associated with Stork	—	—	27
Energy Solutions' equity method investments	—	28	86
Information technology assets	—	16	16
Fair value adjustment of Stork and AMECO assets	(63)	233	74
Total impairment	$(24)	$290	$372
During 2022, we reversed $63 million of impairment originally recognized in 2021 when our Stork and AMECO businesses were classified as held for sale. The reversal relates primarily to remeasurement under held-and-used impairment criteria, for which CTA balances are excluded from carrying value.
Gain (Loss) on Pension Settlement
In 2021, we settled the majority of the obligations of our largest DB plan, which provided retirement benefits to certain employees in the Netherlands, and recognized a loss on settlement of $198 million. In 2022, we finalized the settlement of the remaining obligations of this plan and recognized a gain on settlement of $42 million.
Segment Operations
We provide professional services in the fields of EPC, fabrication and modularization, and project management services, on a global basis and serve a diverse set of industries worldwide.
Energy Solutions
Revenue in 2022 increased due to the ramp up of execution activities on a chemicals project in China, recently awarded mid-scale LNG projects and refinery projects in Mexico partially offset by declines in the volume of execution activity for projects nearing completion. Revenue in 2021 decreased due to declines in the volume of execution activities for projects nearing completion and the cancellation of a chemicals project in North America partially offset by the ramp up of execution activities on a refinery project in Mexico and a chemicals project in China.
Segment profit in 2022 was higher due to an increase in execution activities and volume from new and existing LNG projects as well as the ramp up of execution activities on the chemicals project in China and the refinery projects in Mexico partially offset by declines in the volume of execution activity for projects nearing completion. The increase in segment profit in 2022 was further driven by adjustments to our COVID-related positions on a project. Segment profit in 2021 increased due to the ramp up of execution activities on the refinery project in Mexico and the LNG project in Canada and the collection of previously reserved accounts receivable but was partially offset by losses on embedded foreign currency derivatives, the decline in execution activity for projects nearing completion and the cancellation of the chemicals project in North America. The change in segment profit margin in 2022 and 2021 reflects these same factors.
New awards in 2022 increased due to a large award for a chemicals project in China and mid-scale LNG projects in North America. New awards in 2021 increased due to awards for a refinery project in Mexico. No significant awards were booked in 2020 due to the impact of COVID and declining oil prices on our customers' capital spend. Backlog in 2022 remained relatively flat. Backlog decreased during 2021 primarily due to the cancellation of the chemicals project in North America.

Urban Solutions
Revenue in 2022 decreased primarily due to the completion of three large mining projects partially offset by increased execution activities on a life sciences project and a mining project in South America. Revenue in 2021 decreased due to the close out of data center projects in Europe and mining projects in South America and Australia as well as the cancellation of a rail project and a steel project that were in progress in the prior year periods.
Segment profit in 2022 reflects a $86 million charge for additional rework and schedule delays on a highway project, a $54 million charge for cost growth and delay mitigation costs on an international bridge project and a $35 million charge for subcontractor cost escalation and productivity estimates on an automated people mover project. The decline in segment profit in 2022 was partially offset by a gain on the sale of the majority of our interest in an infrastructure joint venture. Segment profit in 2021 reflects a charge of $138 million for procurement and subcontractor cost growth, delays and disruptions in schedule on the international bridge project. The decline in segment profit in 2021 was further impacted by forecast revisions for schedule delays and productivity on a light rail project but partially offset by the favorable resolution of a long-standing customer dispute on a road project as well as a gain on the sale of our interest in an infrastructure joint venture. The change in 2022 and 2021 segment profit margin reflects the same factors affecting segment profit.
New awards in 2022 increased due to a large metals project in the U.S., mining projects in Australia and Greece and a highway project in Texas. New awards in 2021 decreased partly due to delayed procurement efforts by many of our clients. New awards in 2021 included a large life sciences project in Europe. New awards in 2020 included a highway project in Texas. Backlog increased during 2022 due to the new award activity. Backlog declined during 2021 due to the cancellation of a steel project coupled with lower new awards. Our staffing business does not report new awards or backlog.
Mission Solutions
Revenue in 2022 decreased primarily due to the completion of a DOE contract in 2021, the completion of a contingency and humanitarian support project in the first quarter of 2022 and the closure of LOGCAP in Afghanistan partially offset by increased execution activities on three DOE contracts. Revenue in 2021 was flat compared to 2020. In 2021, the ramp up of execution activities on a contingency and humanitarian support project was offset by the decline in revenue related to the closure of LOGCAP in Afghanistan.
The decrease in segment profit in 2022 was driven by the closure of LOGCAP in Afghanistan, the completion of the DOE contract in 2021 and the completion of the contingency and humanitarian support project in the first quarter of 2022 partially offset by the favorable resolution of close out items on the completed Army Corps of Engineers project. The increase in segment profit in 2021 was driven by the ramp up of execution activities on the evacuee support project discussed above, increased execution activity on our DOE projects, higher than anticipated performance-based fees, the release of COVID cost reserves and the collection of previously reserved accounts receivable and the reversal of the related provision partially offset by the closure of the army logistics and life support program in Afghanistan. The change in segment profit margin in 2022 and 2021 reflects these same factors.
New awards in 2022 increased due to a 4-year contract extension on the DOE Savannah River Site. New awards in 2021 increased due to extensions on certain DOE projects as well as the award for contingency and humanitarian support for Afghan evacuees. During 2022, the NNSA canceled a significant management and operating contract for two facilities that was previously awarded to a Fluor-led team. We intend to re-bid on the now separate site contacts. Backlog increased during 2022 due to the significant award mentioned above. Backlog included $3.9 billion and $445 million of unfunded government contracts as of December 31, 2022 and 2021, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated.

Other
Other includes the operations of NuScale, Stork and the remaining AMECO business.

	YEAR ENDED DECEMBER 31,
(in millions)	2022	2021	2020
NuScale (1)	$(73)	$(69)	$(84)
Stork	59	35	(6)
AMECO	1	6	15
Segment profit (loss)	$(13)	$(28)	$(75)

(1)NuScale expenses included in the determination of segment profit were as follows:
NuScale expenses	$(179)	$(169)	$(159)
Less: DOE reimbursable expenses	74	69	71
NuScale expenses, net	(105)	(100)	(88)
Less: Attributable to NCI	32	31	4
NuScale profit (loss)	$(73)	$(69)	$(84)
The increase in NuScale expenses during 2022 and 2021 was primarily due to an increase in compensation. 2022 also had a slight increase in insurance and R&D. Costs directly related to the reverse recapitalization were recorded as equity. NuScale received capital contributions from outside investors of $193 million during 2021. As of December 31, 2022, Fluor had an approximate 56% ownership in NuScale. During 2022, Stork sold land lease rights in Europe and recognized a gain of $18 million.
G&A

	YEAR ENDED DECEMBER 31,
(in millions)	2022	2021	2020
G&A
Compensation	$145	$164	$122
SEC investigation / Internal review costs	38	27	42
Facilities	16	14	15
Exit costs	7	—	—
Reserve for legacy legal claims	5	—	—
Severance	1	8	4
Gain on sale of land and buildings	(11)	(13)	—
Other	36	26	32
G&A	$237	$226	$215
The decrease in compensation expense in 2022 compared to 2021 was driven by $6 million of salary reductions associated with lower headcount and $10 million in lower incentive compensation for our executives. The increase in compensation expense in 2021 compared to 2020 was primarily due to higher stock price driven compensation and higher performance-based compensation including annual bonus projections.
We continue to incur professional fees associated with the SEC investigation. The internal review began in the first quarter of 2020 and was substantially completed in the fourth quarter of 2020.
Net Interest Income (Expense)
The increase in net interest income during 2022 was primarily due to an increase in interest rates on cash deposits including at our joint ventures in Canada and Mexico as well as the redemption of $509 million of 2023 and 2024 Notes in the latter half of 2021. The increase in net interest expense during 2021 was driven by a loss of $20 million on the debt redemption as well as costs to refinance our credit facility.
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
Revenue Recognition for Long-Term Contracts. We recognize our engineering and construction contract revenue over time as we provide services to satisfy our performance obligations. We generally use the cost-to-cost percentage-of-completion measure of progress as it best depicts how control transfers to our clients. The cost-to-cost approach measures progress towards completion based on the ratio of cost incurred to date compared to total estimated contract cost. Use of the cost-to-cost measure of progress requires us to prepare estimates of total expected revenue and cost to complete our projects.
CFM are included in revenue and cost of revenue when (1) we believe that we are acting as a principal rather than as an agent, (2) the contract includes construction activity and (3) we have visibility into the amount the customer is paying for the materials or there is a reasonable basis for estimating the amount. If we lose visibility mid-project, we cease recognizing future CFM but do not de-recognize previous amounts of CFM.
Due to the nature of our industry, there is significant complexity in our estimation of total expected revenue and cost, for which we must make significant judgments. Our contracts with our customers may contain several types of variable consideration, including claims, unpriced change orders, award and incentive fees, liquidated damages and penalties or other provisions that can either increase or decrease the contract price to arrive at estimated revenue. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled upon completion of a project. We include estimated amounts in the transaction price to the extent it is probable we will realize that amount. Our estimates of variable consideration and our determination of its inclusion in project revenue are based on an assessment of our anticipated performance and other information that may be available to us.
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
•Limitations associated with workforce distancing;
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

When performing quantitative fair value or impairment evaluations, we estimate the fair value of our assets by considering the results of either or both income-based and market-based valuation approaches. Under the income approach, we prepare a discounted cash flow valuation model using recent forecasts and compare the estimated fair value of each asset to its carrying value. Cash flow forecasts are discounted using the appropriate weighted-average cost of capital at the date of evaluation. The weighted-average cost of capital is comprised of the cost of equity and the cost of debt with a weighting for each that reflects our current capital structure which can be significantly impacted by volatility in interest rates as seen during 2022. Preparation of long-term forecasts involve significant judgments involving consideration of our backlog, expected future awards, customer attrition, working capital assumptions, and general market trends and conditions. Significant changes in these forecasts or any valuation assumptions, such as the discount rate selected, could affect the estimated fair value of our assets and could result in impairment expenses. Under the market approach, we consider market information such as multiples of comparable publicly traded companies and/or completed sales transactions to develop or validate our fair value conclusions, when appropriate and available.
As part of our assessment of goodwill in 2022, we recognized impairment expense of $40 million in our Other segment. The fair value of the Other reporting unit was determined using a combination of observable level 2 inputs, including indicative offers and ongoing negotiations for the related assets.
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
During 2022, Moody's revised our rating outlook to stable due to an improving risk and margin profile resulting from a higher proportion of reimbursable work in backlog as well as our consistent project execution. Our credit facility contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, which is a two notch downgrade from our current S&P credit rating of BBB- and a one notch downgrade from our current Moody's credit rating of Ba1. If we are required to provide collateral, it would consist broadly of liens on our U.S. assets.
In December 2022, we announced the early redemption of our 2023 Notes which totaled €129 million for their face value. This redemption was completed in January 2023, using cash on hand. We expect to address the maturity of the 2024 Notes through available liquidity, cash generated by our operations or via a new securities issue.
As of December 31, 2022, letters of credit totaling $394 million were outstanding under our $1.8 billion credit facility, which was amended in February 2023 to extend the maturity to February 2026. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, all as defined in the amended credit facility. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of December 31, 2022 and through the issuance of this 10-K, we had not made any borrowings under our credit line and maintained a borrowing capacity of $819 million.
Cash and cash equivalents combined with marketable securities would have been $2.5 billion as of December 31, 2022 after the impacts of redeeming all 2023 Notes compared to $2.3 billion as of December 31, 2021. Cash balances as of December 31, 2022 and 2021 include cash and cash equivalents and marketable securities held by NuScale of $338 million and $90 million, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.1 billion as of December 31, 2022 and $992 million as of December 31, 2021. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.

In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $706 million and $630 million as of December 31, 2022 and 2021, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $102 million and $127 million as of December 31, 2022 and 2021, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of December 31, 2022 and 2021, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.

	Year Ended December 31,
(in millions)	2022	2021	2020
OPERATING CASH FLOW	$31	$25	$186

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	(64)	(104)	(16)
Capital expenditures	(75)	(75)	(113)
Proceeds from sales of assets incl. AMECO-North America	95	146	112
Investments in partnerships and joint ventures	(53)	(80)	(29)
Other	19	(9)	5
Investing cash flow	(78)	(122)	(41)

FINANCING CASH FLOW
Proceeds from NuScale de-SPAC transaction	341	—	—
Proceeds from sale of NuScale interest	107	—	—
Proceeds from issuance of CPS	—	582	—
Purchases and retirement of debt	(41)	(525)	—
Debt extinguishment costs	—	(2)	—
Dividends paid (on CPS in 2022 and 2021 and common stock in 2020)	(39)	(19)	(29)
Distributions paid to NCI	(60)	(109)	(23)
Capital contributions by NCI	21	202	110
Other	(14)	(7)	(10)
Financing cash flow	315	122	48

Effect of exchange rate changes on cash	(38)	(15)	9
Increase (decrease) in cash and cash equivalents	230	10	202
Cash and cash equivalents at beginning of year	2,209	2,199	1,997
Cash and cash equivalents at end of year	$2,439	$2,209	$2,199

Cash paid during the year for:
Interest	$54	$90	$66
Income taxes (net of refunds)	99	75	65
Operating Activities
Cash flows from operating activities result primarily from our EPC activities and are affected by our earnings level and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project and the payments terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our lump-sum projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of December 31, 2022, our backlog included $1.8 billion for loss projects which may have a negative impact on our operating cash flow in future periods.

Our operating cash flow for 2022 and 2021 was negatively impacted by increases in working capital on several large projects as well as higher cash payments of G&A. Operating cash flow in 2021 and 2020 were positively impacted by significant settlement payments on a cancelled rail project. Operating cash flow in 2020 was positively impacted by decreases in project working capital. Our operating cash flow is typically lower in the first quarter of each year due to the timing of payout of employee incentive awards from the prior year.
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
Capital expenditures are primarily related to construction equipment on certain infrastructure projects as well as expenditures for facilities and investments in IT.
Proceeds from sales of assets during 2022 include the sale of land and the majority of our interest in an infrastructure joint venture in Canada as well as minor sales of components of Stork and AMECO. Proceeds from sales of assets during 2021 includes the sale of the North American operations of the AMECO equipment business for $71 million as well as our 10% ownership interest in an infrastructure joint venture and a building in the U.S. During 2020, we sold substantially all of the assets of our AMECO equipment business in Jamaica as well as 100% of our interest in an equipment rental business in Europe. Also in 2020, we sold our interests in two infrastructure joint ventures in the Netherlands and one infrastructure joint venture in the U.S.
Investments in unconsolidated partnerships and joint ventures in 2022 included capital contributions to a Mission Solutions joint venture and an infrastructure joint venture. Investments in unconsolidated partnerships and joint ventures in 2021 included a $26 million capital contribution to COOEC Fluor, which satisfied our contractual funding requirements, as well as capital contributions to an Energy Solutions joint venture and a recently formed Mission Solutions joint venture. Investments in unconsolidated partnerships and joint ventures in 2020 included capital contributions to two infrastructure joint ventures in the United States.
Financing Activities
As a result of the reverse recapitalization, NuScale recognized cash of $341 million, consisting of $235 million in PIPE funding and $145 million in cash in trust, partially offset by transaction costs of $39 million.
In April 2022, we sold approximately 5% of the ownership of NuScale to Japan NuScale Innovation, LLC for $107 million, for which CFIUS completed its review in the fourth quarter of 2022.
Cumulative cash dividends on the CPS are payable at an annual rate of 6.5% quarterly in arrears on February 15, May 15, August 15 and November 15, upon declaration of the dividend by our Board of Directors. Dividends accumulate from the most recent date on which dividends have been paid. First, second, third and fourth quarter CPS dividends of $10 million were paid in February, May, August and November 2022. In January 2023, our Board of Directors approved the payment of first quarter of 2023 CPS dividends of $10 million, which were paid in February 2023.

Each share of CPS is convertible at the holder's option at any time into 44.9585 shares of our common stock per share of CPS. The conversion rate is subject to certain customary adjustments, but no payment or adjustment for accumulated but unpaid dividends will be made upon conversion, subject to certain limited exceptions. The CPS may not be redeemed by us; however, we are able, since May 20, 2022, to elect to cause all outstanding shares of CPS to be converted into shares of our common stock at the conversion rate, subject to certain conditions (and, if such conversion occurs prior to May 20, 2024, the payment of a cash make-whole premium). The most significant condition to our ability to invoke a conversion prior to May 2024 is the requirement that our common stock trade above $28.92 for 20 consecutive trading days, which occurred in the fourth quarter of 2022 and has persisted into 2023. We estimate that the cash make-whole payment would have been $72 million at December 31, 2022 (assuming we minimally exceed the minimum trading price to invoke the conversion) or $64 million (using the average 5-day trading price leading up to December 31, 2022). If we elect to convert, we would avoid $39 million of annual dividends associated with the CPS. If a make-whole fundamental change, as defined in the certificate of designations for the CPS, occurs, we will in certain circumstances be required to increase the conversion rate for a holder who elects to convert shares of CPS in connection with such make-whole fundamental change.
Dividends on our CPS of $39 million were paid in 2022. Quarterly cash dividends of $0.10 per common share were paid in the first and second quarters of 2020 before we suspended our common stock dividend in April 2020. The payment and level of future cash dividends is subject to the discretion of our Board of Directors.

During 2022, we redeemed $41 million of aggregate outstanding 2023 Notes, with an immaterial earnings impact. In December 2022, we notified the remaining holders that we would call the remaining €129 million of outstanding 2023 Notes in January 2023, which was completed as anticipated with no earnings impact for $140 million.
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
Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in 2022 primarily related to a transportation joint venture. Distributions in 2021 primarily related to a transportation joint venture project in the United States. Distributions in 2020 primarily related to a mining joint venture project in Chile.
Capital contributions by NCI during 2021 primarily related to new investments totaling $193 million by NuScale's NCI holders.
We have a common stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. As of December 31, 2022, over 10 million shares could still be purchased under the existing stock repurchase program, although we do not have any immediate intent to begin such repurchases.
Letters of Credit
As of December 31, 2022, letters of credit totaling $394 million were outstanding under committed lines of credit and letters of credit totaling $909 million were outstanding under uncommitted lines of credit. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $15 billion as of December 31, 2022.
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

Our long-term debt typically features a fixed-rate coupon. Our outstanding letters of credit are locked in at credit spread, not borrowing spread. Therefore, our exposure to interest rate risk is not material. However, in the future, new debt issuances could be exposed to increasing interest rates.
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
Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate ICFR that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our management, including our CEO and CFO, conducted an assessment of the effectiveness of our ICFR as of December 31, 2022 based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) and concluded that our ICFR was effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our ICFR. Their report follows this management report.
Changes in Internal Control over Financial Reporting
There have been no changes in our ICFR during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our ICFR.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fluor Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Fluor Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fluor Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Fluor Corporation as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas

February 21, 2023

Item 9B.    Other Information
On February 17, 2023, we entered into an agreement with the lenders under our $1,800,000,000 Third Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 17, 2022 among the company, BNP Paribas, as Administrative Agent, and other lenders party thereto, to extend the maturity date of the credit facility to February 17, 2026. There are no other changes to the terms and conditions of the credit facility.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors, Executive Officers, Promoters and Control Persons
The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K will be set forth in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year (our "Proxy Statement") and is incorporated herein by reference. The information required by Paragraph (b) of Item 401 of Regulation S-K, as well as the information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers, is set forth herein at Part I, Item 1 of this 2022 10-K under the heading "Information about our Executive Officers."
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
Corporate Governance
We have adopted corporate governance guidelines, which are available on our website at www.fluor.com under "Sustainability." Information regarding the Audit Committee is hereby incorporated by reference from the information that will be contained in our Proxy Statement.
Item 11.    Executive Compensation
Information required by this item will be included in our Proxy Statement, which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2022 with respect to the shares of common stock that may be issued under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by stockholders(1)	8,169,150	$38.72(3)	6,810,486
Equity compensation plans not approved by stockholders(2)	366,996	$16.55(3)	—
Total	8,536,146		6,810,486
_______________________________________________________________________________
(1)Consists of (a) the Amended and Restated 2008 Executive Performance Incentive Plan, under which 2,212,038 shares are issuable upon exercise of outstanding options, and under which no shares remain for future issuance; (b) the 2017 Performance Incentive Plan, under which 1,456,884 shares are issuable upon exercise of outstanding options, 536,583 shares are issuable upon vesting of outstanding restricted stock units, 1,156,365 shares are issuable if specified performance targets are met under outstanding performance-based award units, and under which no shares remain available for issuance; (c) the 2020 Performance Incentive Plan, under which 732,282 shares are issuable upon exercise of outstanding options, 739,272 shares are issuable upon vesting of outstanding restricted stock units, 1,040,825 shares are issuable if specified performance targets are met under outstanding performance-based award units, and under which 6,810,486 remain available for issuance; (d) 12,971, 19,517 and 45,412 vested restricted stock units under the 2008 Executive Performance Plan, 2017 Performance Incentive Plan and 2020 Performance Incentive Plan, respectively, that were deferred by non-associate directors participating in the 409A Director Deferred Compensation Program that are distributable in the form of shares; (e) 23,438 vested restricted stock units granted to non-associate directors under the 2017 Performance Incentive Plan that are subject to a post-vest holding period and for which shares have not been issued; and (f) 193,563 vested restricted stock units and performance-based award units deferred by executive officers under the 2008 Executive Performance Incentive Plan.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as part of this 2022 10-K:
1.Financial Statements:
Our consolidated financial statements at December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022, together with the report of our independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this 2022 10-K, beginning on page F-1.
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
10.5
Form of Restricted Stock Unit Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**

10.6
Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 (Commission file number 333-217653) filed on May 4, 2017).**

10.7
Form of Restricted Stock Unit Agreement (2020 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on December 10, 2020).**

10.8
Form of Option Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 3, 2018).**

10.9
Form of Option Agreement (2020 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on December 10, 2020).**

10.10
Form of Performance Award Agreement (2020 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on December 10, 2020).**

10.11
Form of Stock Growth Incentive Award Agreement (2020 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on December 10, 2020).**

10.12
Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (Commission file number 333-251426) filed on December 17, 2020.**

10.13
Form of Option Agreement (2021 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2022).**

10.14
Form of Option Agreement (2022 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 6, 2022).**

10.15
Form of Restricted Stock Unit Agreement (2021 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2022).**

10.16
Form of Restricted Stock Unit Agreement (2022 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 6, 2022).**

10.17
Form of Performance Award Agreement (2021 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2022).**

10.18
Form of Performance Award Agreement (2022 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 6, 2022).**

10.19
Fluor Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 29, 2008).**

10.20
Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on November 2, 2017).**

10.21	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2012).**
10.22
Offer Letter, dated October 30, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.26 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).**

10.23
Option Agreement, dated December 23, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.27 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).**

10.24
Restricted Stock Unit Agreement, dated December 23, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.28 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).**

Exhibit	Description
10.25	Summary of Fluor Corporation Non-Management Director Compensation.*
10.26
Form of Restricted Stock Unit Agreement granted to directors under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.32 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).**

10.27
Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on March 31, 2003).**

10.28
Fluor Corporation 409A Director Deferred Compensation Program, as amended and restated effective as of November 2, 2016 (incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**

10.29
Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) (Commission file number 1-16129) filed on November 22, 2000).**

10.30
Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 25, 2009).

10.31
Form of Change in Control Agreement entered into between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on June 29, 2010).**

10.32
$1,800,000 Third Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 17 2022, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on February 8, 2022).

10.33
Agreement and Plan of Merger, dated as of December 13, 2021, by and among Spring Valley, Merger Sub and NuScale (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (Commission file number 1-39736) filed by Spring Valley on December 14, 2021).

21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's 2022 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________________
*    Exhibit filed with this report.
**    Management contract or compensatory plan or arrangement.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations for the years ended December 31, 2022, 2021 and 2020, (ii) the Consolidated Balance Sheet at December 31, 2022 and December 31, 2021, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2022, 2021 and 2020 and (iv) the Consolidated Statement of Equity for the years ended December 31, 2022, 2021 and 2020.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 2022 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ JOSEPH L. BRENNAN
Joseph L. Brennan, Chief Financial Officer
February 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this 2022 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ DAVID E. CONSTABLE
David E. Constable	Chairman and Chief Executive Officer	February 21, 2023

Principal Financial Officer:
/s/ JOSEPH L. BRENNAN
Joseph L. Brennan	Chief Financial Officer	February 21, 2023

Principal Accounting Officer:
/s/ JOHN C. REGAN
John C. Regan	Chief Accounting Officer	February 21, 2023

Other Directors:
/s/ ALAN M. BENNETT
Alan M. Bennett	Director	February 21, 2023

/s/ ROSEMARY T. BERKERY
Rosemary T. Berkery	Director	February 21, 2023

/s/ H. PAULETT EBERHART
H. Paulett Eberhart	Director	February 21, 2023

/s/ JAMES T. HACKETT
James T. Hackett	Director	February 21, 2023

/s/ THOMAS C. LEPPERT
Thomas C. Leppert	Director	February 21, 2023

/s/ TERI P. MCCLURE
Teri P. McClure	Director	February 21, 2023

/s/ ARMANDO J. OLIVERA
Armando J. Olivera	Director	February 21, 2023

/s/ MATTHEW K. ROSE
Matthew K. Rose	Director	February 21, 2023

FLUOR CORPORATION

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fluor Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fluor Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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
As described in Note 3 to the consolidated financial statements, the Company recognizes engineering and construction contract revenue over time, due to the continuous transfer of control to the customer, based on contract cost incurred to date compared to total estimated contract cost. Revenue recognition under this method is subject to judgment as it requires management to prepare estimates of total contract revenue and costs to complete in-process contracts.

Auditing management’s estimates of total contract revenue and costs on certain engineering and construction contracts which are structured under lump-sum contractual terms and are larger in size and longer in duration was complex and subjective, requiring considerable auditor judgment in the evaluation of subjective assumptions related to certain forecasted costs and variable consideration.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the estimation process that affect revenue recognition, including controls over management’s review of project costs yet to be incurred and variable consideration estimates.

Our audit procedures included, among others, evaluating the appropriate application of the Company’s revenue recognition method; testing significant assumptions used to develop the estimated variable consideration and costs to complete; and testing the completeness and accuracy of the underlying data. To assess the reasonableness of these estimates, we performed audit procedures that included, among others, agreeing the estimates to supporting documentation; conducting interviews with project personnel; observing select project review meetings; and performing sensitivity analyses or retrospective review using historical actual costs and trends.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 1973.
Dallas, Texas

February 21, 2023

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Revenue	$13,744	$14,156	$15,788
Cost of revenue	(13,389)	(13,702)	(15,378)
Gross profit	355	454	410

G&A	(237)	(226)	(215)
Impairment	24	(290)	(380)
Gain (loss) on pension settlement	42	(198)	—
Foreign currency gain (loss)	25	(13)	(47)
Operating profit (loss)	209	(273)	(232)

Interest expense	(59)	(90)	(72)
Interest income	94	17	26
Earnings (loss) from Cont Ops before taxes	244	(346)	(278)

Income tax (expense) benefit	(171)	(20)	(23)
Net earnings (loss) from Cont Ops	73	(366)	(301)

Less: Net earnings (loss) from Cont Ops attributable to NCI	(72)	39	68
Net earnings (loss) from Cont Ops attributable to Fluor	145	(405)	(369)

Net earnings (loss) from Disc Ops attributable to Fluor	—	(35)	(66)
Net earnings (loss) attributable to Fluor	$145	$(440)	$(435)

Less: Dividends on CPS	39	24	—
Net earnings (loss) available to Fluor common stockholders	$106	$(464)	$(435)

Basic EPS available to Fluor common stockholders
Net earnings (loss) from Cont Ops	$0.75	$(3.04)	$(2.63)
Net earnings (loss) from Disc Ops	—	(0.25)	(0.47)

Diluted EPS available to Fluor common stockholders
Net earnings (loss) from Cont Ops	$0.73	$(3.04)	$(2.63)
Net earnings (loss) from Disc Ops	—	(0.25)	(0.47)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2022	2021	2020
Net earnings (loss) from Cont Ops	73	(366)	(301)
Net earnings (loss) from Disc Ops	—	(35)	(66)
Net earnings (loss)	73	(401)	(367)

OCI, net of tax:
Foreign currency translation adjustment	(27)	(38)	(17)
Ownership share of equity method investees' OCI	31	(2)	(18)
DB plan adjustments	5	101	(20)
Unrealized gain (loss) on hedges	(7)	(9)	19
Total OCI, net of tax	2	52	(36)
Comprehensive income (loss)	75	(349)	(403)
Less: Comprehensive income (loss) attributable to NCI	(47)	40	69
Comprehensive income (loss) attributable to Fluor	$122	$(389)	$(472)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED BALANCE SHEET

(in millions, except share and per share amounts)	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents ($706 and $630 related to VIEs)	$2,439	$2,209
Marketable securities ($130 and $90 related to VIEs)	185	127
Accounts receivable, net ($196 and $173 related to VIEs)	1,109	1,171
Contract assets ($186 and $223 related to VIEs)	915	1,066
Other current assets ($30 and $28 related to VIEs)	396	608
Total current assets	5,044	5,181

Noncurrent assets
PP&E, net ($45 and $46 related to VIEs)	447	456
Investments	584	517
Deferred taxes	34	51
Deferred compensation trusts	234	330
Goodwill	206	249
Other assets ($54 and $45 related to VIEs)	278	305
Total noncurrent assets	1,783	1,908
Total assets	$6,827	$7,089

LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($253 and $261 related to VIEs)	$1,017	$1,220
Short-term debt and current portion of long-term debt	152	18
Contract liabilities ($352 and $351 related to VIEs)	742	945
Accrued salaries, wages and benefits ($24 and $27 related to VIEs)	626	629
Other accrued liabilities ($46 and $33 related to VIEs)	679	802
Total current liabilities	3,216	3,614

Long-term debt	978	1,174
Deferred taxes	73	67
Other noncurrent liabilities ($54 and $13 related to VIEs)	564	667

Contingencies and commitments

Equity
Shareholders' equity
Preferred stock — authorized 20,000,000 shares ($0.01 par value); issued and outstanding — 600,000 shares in 2022 and 2021	—	—
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 142,322,247 and 141,434,771 shares in 2022 and 2021, respectively	1	1
APIC	1,254	967
AOCI	(365)	(366)
Retained earnings	896	791
Total shareholders' equity	1,786	1,393
NCI	210	174
Total equity	1,996	1,567
Total liabilities and equity	$6,827	$7,089
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2022	2021	2020
OPERATING CASH FLOW
Net earnings (loss)	$73	$(401)	$(367)
Adjustments to reconcile net earnings (loss) to operating cash flow:
Impairment expense - Cont Ops	(24)	290	298
Impairment expense - Disc Ops	—	—	146
(Gain) loss on pension settlement	(42)	198	—
Depreciation and amortization	73	74	105
(Earnings) loss from equity method investments, net of distributions	(15)	(8)	(4)
(Gain) loss on sales of assets incl. AMECO-North America	(35)	(2)	(1)
(Gain) loss on debt repurchases	—	20	—
Stock-based compensation	19	32	22
Deferred taxes	17	28	(20)
Net contributions to employee pension plans	(2)	(12)	(21)
Changes in assets and liabilities	(46)	(197)	31
Other	13	3	(3)
Operating cash flow	31	25	186

INVESTING CASH FLOW
Purchases of marketable securities	(428)	(149)	(35)
Proceeds from sales and maturities of marketable securities	364	45	19
Capital expenditures	(75)	(75)	(113)
Proceeds from sales of assets incl. AMECO-North America	95	146	112
Investments in partnerships and joint ventures	(53)	(80)	(29)
Other	19	(9)	5
Investing cash flow	(78)	(122)	(41)

FINANCING CASH FLOW
Proceeds from NuScale de-SPAC transaction	341	—	—
Proceeds from sale of NuScale interest	107	—	—
Proceeds from issuance of CPS	—	582	—
Purchases and retirement of debt	(41)	(525)	—
Debt extinguishment costs	—	(2)	—
Dividends paid (on CPS in 2022 and 2021 and common stock in 2020)	(39)	(19)	(29)
Other borrowings (debt repayments)	(4)	(6)	4
Distributions paid to NCI	(60)	(109)	(23)
Capital contributions by NCI	21	202	110
Other	(10)	(1)	(14)
Financing cash flow	315	122	48
Effect of exchange rate changes on cash	(38)	(15)	9
Increase (decrease) in cash and cash equivalents	230	10	202
Cash and cash equivalents at beginning of year	2,209	2,199	1,997
Cash and cash equivalents at end of year	$2,439	$2,209	$2,199
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in millions, except per share amounts)	Preferred Stock		Common Stock		Additional Paid-In Capital	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	—	—	140	$1	$166	$(380)	$1,701	$1,488	$96	$1,584
Net earnings (loss)	—	—	—	—	—	—	(435)	(435)	68	(367)
Cumulative adjustment for the adoption of ASC 326	—	—	—	—	—	—	(2)	(2)	—	(2)
OCI	—	—	—	—	—	(37)	—	(37)	1	(36)
Dividends ($0.10 per share)	—	—	—	—	—	—	(14)	(14)	—	(14)
Capital contributions by NCI, net of distributions	—	—	—	—	—	—	—	—	87	87
Other NCI transactions	—	—	—	—	10	—	—	10	(19)	(9)
Stock-based plan activity	—	—	1	—	20	—	—	20	—	20
BALANCE AS OF DECEMBER 31, 2020	—	—	141	$1	$196	$(417)	$1,250	$1,030	$233	$1,263
Net earnings (loss)	—	—	—	—	—	—	(440)	(440)	39	(401)
OCI	—	—	—	—	—	51	—	51	1	52
Issuance of CPS	1	—	—	—	582	—	—	582	—	582
Dividends on CPS ($16.25 per share)	—	—	—	—	—	—	(19)	(19)	—	(19)
Capital contributions by NCI, net of distributions	—	—	—	—	—	—	—	—	93	93
Other NCI transactions	—	—	—	—	161	—	—	161	(192)	(31)
Stock-based plan activity	—	—	—	—	28	—	—	28	—	28
BALANCE AS OF DECEMBER 31, 2021	1	—	141	$1	$967	$(366)	$791	$1,393	$174	$1,567
Net earnings (loss)	—	—	—	—	—	—	145	145	(72)	73
OCI	—	—	—	—	—	1	—	1	1	2
Dividends on CPS ($16.25 per share)	—	—	—	—	—	—	(39)	(39)	—	(39)
Distributions by NCI, net of capital contributions	—	—	—	—	—	—	—	—	(39)	(39)
NuScale reverse recapitalization	—	—	—	—	147	—	—	147	145	292
Sale of NuScale units to NCI	—	—	—	—	107	—	—	107	—	107
Other NCI transactions	—	—	—	—	20	—	—	20	1	21
Stock-based plan activity	—	—	1	—	13	—	(1)	12	—	12
BALANCE AS OF DECEMBER 31, 2022	1	$—	142	$1	$1,254	$(365)	$896	$1,786	$210	$1,996

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.    Description of Business
Fluor Corporation (“we”, “us”, “our” or “the company”) is a holding company that owns many subsidiaries, as well as interests in joint ventures. Acting through these entities, we are one of the largest professional services firms providing EPC, fabrication and modularization, and project management services, on a global basis. We provide these services to our clients in a diverse set of industries worldwide including production and fuels, chemicals, LNG, nuclear project services, infrastructure, advanced technologies and manufacturing, life sciences and mining and metals. We are also a service provider to the U.S. federal government and governments abroad.
We report our operating segment results as follows: Energy Solutions, Urban Solutions, Mission Solutions and Other.
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
Urban Solutions provides EPC and project management services to the infrastructure, advanced technologies and manufacturing, life sciences and mining and metals industries, as well as professional staffing services.
Mission Solutions focuses on federal agencies across the U.S. government and select international opportunities. These include, among others, the DOE, the Department of Defense, the Federal Emergency Management Agency and intelligence agencies. The segment also provides services to commercial nuclear clients.
Other includes the operations of NuScale, in which we are the majority investor. NuScale is developing an SMR technology.
In the first quarter of 2022, we determined that our Stork business and the remaining unsold AMECO equipment business no longer met all of the requirements to be classified as Disc Ops, primarily as a result of uncertainties related to the timing of this sale. Therefore, both Stork and the remaining AMECO business are reported as Cont Ops for all periods presented and included in our Other segment. Further, we remeasured the carrying value of these businesses under the held and used criteria and reversed $63 million of previously recorded impairment expense during the first quarter of 2022. While we continue to market the remaining components of Stork and AMECO for sale, it is unlikely that any eventual sales would qualify for Disc Ops.
2.    NuScale Reverse Recapitalization
In the second quarter of 2022, NuScale became a public company (NYSE ticker:SMR) through a reverse recapitalization with a public shell company, Spring Valley, resulting in the net receipt of $341 million of cash and the assumption of $48 million of warrant liabilities exercisable for shares of SMR. We continue to control and consolidate NuScale.
Under the reverse recapitalization, NuScale was the accounting acquirer of Spring Valley which held no significant assets or liabilities requiring fair value re-assessment (outside of cash and warrant liabilities).
3.    Significant Accounting Policies
Principles of Consolidation
The financial statements include the accounts of Fluor Corporation and its subsidiaries. All intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2021 and 2020 have been reclassified to conform to the 2022 presentation. Certain amounts in tables may not total or agree to the financial statements due to immaterial rounding differences. Management has evaluated all material events occurring subsequent to December 31, 2022 through the filing date of the 2022 10-K.
We frequently form joint ventures or partnerships with others primarily for the execution of single contracts or projects. If a joint venture or partnership is a VIE and we are the primary beneficiary, the joint venture or partnership is consolidated and our partners' interests are recognized as NCI. As is customary in our industry, for unconsolidated construction partnerships and joint ventures, we generally recognize our proportionate share of revenue, cost and profit and use the one-

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

line equity method for the investment. In other instances, the cost and equity methods of accounting are used, depending on our respective ownership interest and amount of influence on the entity, as well as other factors. At times, we also execute projects through collaborative arrangements for which we recognize our relative share of revenue and cost.
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
Foreign Currency Translation
Our reporting currency is the U.S. dollar. For our international subsidiaries, the functional currency is typically the currency of the primary economic environment in which each subsidiary operates. Translation gains and losses are recorded in OCI. Gains and losses from remeasuring foreign currency transactions into the functional currency are recognized in earnings.
Revenue Recognition
Engineering and construction contracts. We recognize engineering and construction contract revenue over time as we provide services to satisfy our performance obligations. We generally use the cost-to-cost percentage-of-completion measure of progress as it best depicts how control transfers to our clients. The cost-to-cost approach measures progress towards completion based on the ratio of cost incurred to date compared to total estimated contract cost. Engineering and construction contracts are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services on a single project. Cost of revenue includes an allocation of depreciation and amortization. Where applicable, CFM, labor and equipment and subcontractor materials, labor and equipment, are included in revenue and cost of revenue when we believe that we are acting as a principal rather than as an agent (i.e., we integrate the materials, labor and equipment into the deliverables promised to the customer). CFM are only included in revenue and cost when the contract includes construction activity and we have visibility into the amount the customer is paying for the materials or there is a reasonable basis for estimating the amount. If we lose visibility mid-project, we cease recognizing future CFM but do not de-recognize previous amounts of CFM. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on engineering and construction contracts are typically due within 30 to 45 days of billing, depending on the contract.
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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

all taxes assessed by governmental authorities that are collected by us from our customers (use taxes, value added taxes, some excise taxes).
RUPO. RUPO represents a measure of the value of work to be performed on contracts awarded and in progress. Although RUPO reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. RUPO differs from backlog discussed elsewhere in the 2022 10-K. Backlog includes the amount of revenue we expect to recognize under ongoing operations and maintenance contracts for the remainder of the current year renewal period plus up to three additional years if renewal is considered to be probable, while RUPO includes only the amount of revenue we expect to recognize under ongoing operations and maintenance contracts with definite terms and substantive termination provisions. RUPO also includes estimates of CFM in those instances where the criteria for recognition have been satisfied.
Project Estimates
    Due to the nature of our industry, there is significant complexity in our estimation of total expected revenue and cost, for which we must make significant judgments. Our contracts with our customers may contain several types of variable consideration, including claims, unpriced change orders, award and incentive fees, liquidated damages and penalties or other provisions that can either increase or decrease the contract price to arrive at estimated revenue. These variable amounts generally are earned upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled upon completion of a project. We include estimated amounts in the transaction price to the extent it is probable we will realize that amount. Our estimates of variable consideration and our determination of its inclusion in project revenue are based on an assessment of our anticipated performance and other information that may be available to us.

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
•Limitations associated with workforce distancing;
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
Contract Assets and Liabilities
    Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) and contract work in progress (typically for fixed-price contracts). Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are recognized as accounts receivable when they are billed. Advances that are payments on account of contract assets are deducted from contract assets. We anticipate

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

that substantially all incurred cost associated with contract assets as of December 31, 2022 will be billed and collected within one year. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date.
Segment Reporting
Management evaluates segment performance based on segment profit. We incur cost and expenses and hold certain assets at the corporate level which relate to our business as a whole. Certain of these amounts are allocated to our business segments by various methods, largely on the basis of estimated usage or on pro rata revenue. Total assets not allocated to segments and held in "Corporate and other" primarily include cash, marketable securities, income-tax related assets, pension assets, deferred compensation trust assets and corporate property, plant and equipment.
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

We regularly reassess our initial determination of whether the partnership or joint venture is a VIE. The majority of our partnerships and joint ventures qualify as VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support.

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

We consider the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if we are the primary beneficiary. We also consider all parties that have direct or implicit variable interests when determining whether we are the primary beneficiary. Management's assessment of who is the primary beneficiary of a VIE is regularly undertaken.
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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

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
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized but are subject to at-least-annual impairment tests during the fourth quarter. For impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. We may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. If so, we perform a quantitative test, and if the carrying amount of a reporting unit exceeds its fair value, we recognize an impairment loss. Intangible assets with indefinite lives are impaired if their carrying value exceeds their fair value. Acquired in-process research and development associated with our investment in NuScale is considered indefinite lived until the related technology is available for commercial use.
Interim impairment testing of goodwill and intangible assets is performed if indicators of potential impairment exist. Such indicators may include the results of operations of certain businesses and geographies and the performance of our stock price.
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
Judgment is required in determining the provision for income taxes as we consider our worldwide taxable earnings and the impact of the continuing audit process conducted by relevant tax authorities. The final outcome of any audits could differ materially from amounts recognized by us. We account for the GILTI effects in the period that is subject to such tax.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Derivatives and Hedging
We attempt to limit foreign currency exposure in most of our contracts by denominating contract revenue in the currencies in which cost is incurred. Certain financial exposure, which includes currency and commodity price risk associated with engineering and construction contracts, currency risk associated with monetary assets and liabilities denominated in nonfunctional currencies and risk associated with interest rate volatility, may subject us to earnings volatility. We may utilize derivatives to mitigate such risk. All derivatives are recorded at fair value. The change in the fair value of the derivative is offset against the change in the fair value of the underlying asset or liability through earnings when the derivative does not qualify as a hedge. To a lesser extent, we utilize cash flow hedges. We formally document our hedge relationships at inception and subsequently assess hedge effectiveness qualitatively, unless the hedge relationship is no longer highly effective. For cash flow hedges, the change in fair value is recorded as a component of AOCI and is reclassified into earnings when the hedged item settles. In certain limited circumstances, foreign currency payment provisions could be deemed embedded derivatives. If an embedded foreign currency derivative is identified, the derivative is bifurcated from the host contract and the change in fair value is recognized through earnings. We maintain master netting arrangements with certain counterparties to facilitate the settlement of derivative instruments; however, we report the fair value of derivatives on a gross basis.
Concentrations of Credit Risk
Accounts receivable and all contract work in progress are from clients in various industries and locations throughout the world. Most contracts require payments as the projects progress or, in certain cases, advance payments. We generally do not require collateral, but in most cases can place liens against the project assets or terminate the contract, if a material default occurs. We evaluate the counterparty credit risk as part of our bidding process, our project risk review process and in determining the appropriate level of reserves during project execution. We maintain reserves for potential credit losses and generally such losses have been minimal and within management's estimates.
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
Stock-Based Compensation
Our stock plans provide for grants of nonqualified or incentive stock options, RSUs, restricted stock and performance-based award units. All grants of stock options and RSUs as well as performance-based units awarded to Section 16 officers in 2022, 2021 and 2020 can only be settled in company stock and are accounted for as equity awards.
All expense under stock-based awards is recognized based on the fair values of the awards. Stock option awards have grant exercise prices equal to the grant date market price of our stock. The fair value of grants of RSUs and restricted stock is determined using the closing price of our common stock on the date of grant but may be discounted for any significant post-vest holding periods. The grant date fair value of performance-based award units is determined by adjusting the closing price of our common stock on the date of grant for any post-vest holding period discounts and for the effect of market conditions, when applicable. Stock-based compensation expense is generally recognized over the required service period, or over a shorter period when the grantee is or becomes retirement eligible.
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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

Our right-of use assets and lease liabilities primarily relate to office facilities, equipment used in connection with long-term construction contracts and other personal property. Certain of our facility and equipment leases include one or more options to renew, with renewal terms that can extend the lease term up to 10 years. The exercise of lease renewal options is at our discretion. Renewal periods are included in the expected lease term if we are reasonably certain we will exercise them. Certain leases also include options to purchase the leased property. None of our lease agreements contain material residual value guarantees or material restrictions or covenants.

Long-term leases (leases with terms greater than 12 months) are recorded as liabilities at the present value of the minimum lease payments not yet paid. We use our incremental borrowing rate to determine the present value of the lease when the rate implicit in the lease is not readily determinable. Certain lease contracts contain nonlease components such as maintenance, utilities, fuel and operator services. We recognize both the lease component and nonlease components as a single lease component for all right-of-use assets.

Short-term leases (leases with an initial term of 12 months or less or leases that are cancelable by the lessee and lessor without significant penalties) are not capitalized but are expensed on a straight-line basis over the lease term. The majority of our short-term leases relate to equipment used on construction projects. We enter into these leases at periodic rental rates for an unspecified duration and typically have a termination-for-convenience provision.
4.    Recent Accounting Pronouncements
We did not implement any new accounting pronouncements during the 2022 Period. However, we are evaluating the impact of the future disclosures that may arise under recent SEC proposals.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

5.    Earnings Per Share

	Year Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Net earnings (loss) from Cont Ops attributable to Fluor	$145	$(405)	$(369)
Less: Dividends on CPS	39	24	—
Net earnings (loss) from Cont Ops available to Fluor common stockholders	106	(429)	(369)
Net earnings (loss) from Disc Ops attributable to Fluor	—	(35)	(66)
Net earnings (loss) available to Fluor common stockholders	$106	$(464)	$(435)

Weighted average common shares outstanding	142	141	141
Dilutive effect:
CPS	—	—	—
Stock options, RSUs and performance-based award units	3	—	—
Weighted average diluted shares outstanding	145	141	141

Basic EPS available to Fluor common stockholders:
Net earnings (loss) from Cont Ops	$0.75	$(3.04)	$(2.63)
Net earnings (loss) from Disc Ops	—	(0.25)	(0.47)

Diluted EPS available to Fluor common stockholders:
Net earnings (loss) from Cont Ops	$0.73	$(3.04)	$(2.63)
Net earnings (loss) from Disc Ops	—	(0.25)	(0.47)

Anti-dilutive securities not included in shares outstanding:
CPS	27	17	N/A
Stock options, RSUs and performance-based award units	3	7	6

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

6.    Operating Information by Segment and Geographic Area

	Year Ended December 31,
(in millions)	2022	2021	2020
Revenue
Energy Solutions	$5,872	$4,956	$5,271
Urban Solutions	3,921	4,416	5,854
Mission Solutions	2,289	3,063	3,033
Other	1,662	1,721	1,630
Total revenue	$13,744	$14,156	$15,788

Intercompany revenue for our professional staffing business, excluded from revenue above	$249	$269	$272

Segment profit (loss)
Energy Solutions	$301	$250	$169
Urban Solutions	3	38	161
Mission Solutions	136	155	87
Other	(13)	(28)	(75)
Total segment profit	$427	$415	$342

G&A	(237)	(226)	(215)
Impairment	24	(290)	(380)
Gain (loss) on pension settlement	42	(198)	—
Foreign currency gain (loss)	25	(13)	(47)
Interest income (expense), net	35	(73)	(46)
Earnings (loss) from Cont Ops attributable to NCI	(72)	39	68
Earnings (loss) from Cont Ops before taxes	$244	$(346)	$(278)

Depreciation (all but Corporate included in segment profit)
Energy Solutions	$—	$—	$—
Urban Solutions	9	9	10
Mission Solutions	3	4	4
Other	18	7	24
Corporate	43	53	65
Total depreciation	$73	$73	$103
Capital expenditures
Energy Solutions	$—	$—	$—
Urban Solutions	13	25	29
Mission Solutions	4	3	3
Other	21	19	28
Corporate	36	19	25
Total capital expenditures	$75	$66	$85

	December 31, 2022	December 31, 2021
Total assets
Energy Solutions	$967	$1,158
Urban Solutions	1,068	906
Mission Solutions	485	764
Other	685	667
Corporate	3,621	3,594
Total assets	$6,827	$7,089
Goodwill
Energy Solutions	$13	$12
Urban Solutions	129	130
Mission Solutions	58	58
Other	6	49
Total goodwill	$206	$249

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Energy Solutions. The revenue of a single Energy Solutions customer and its affiliates amounted to 14%, 13% and 11% of our consolidated revenue during 2022, 2021 and 2020, respectively.
Segment profit in 2021 included the collection of previously reserved accounts receivable and losses on embedded foreign currency derivatives. Segment profit in 2020 included the recognition of reserves totaling $60 million for expected credit losses on aged receivables as well as margin diminution resulting from COVID related cost growth.
Urban Solutions. Segment profit in 2022 included a $86 million (or $0.50 per share) charge for additional rework and schedule delays on a highway project, a $54 million (or $0.23 per share) charge for cost growth and delay mitigation costs on an international bridge project and a $35 million (or $$0.20 per share) charge for subcontractor cost escalation and productivity estimates on an automated people mover project. Segment profit in 2021 included forecast revisions for procurement and subcontractor cost growth, delays and disruptions in schedule on the international bridge project, resulting in a charge of $138 million (or $0.72 per share). Segment profit in 2021 also included forecast revisions for schedule delays and productivity on a light rail project, a favorable resolution of a long-standing customer dispute on a road project and a gain on the sale of our interest in an infrastructure joint venture.
Mission Solutions. Revenue from work performed for various agencies of the U.S. government amounted to 16%, 21% and 18% of our consolidated revenue during 2022, 2021 and 2020, respectively.
Other. Segment profit (loss) for NuScale, Stork and AMECO follows:

	YEAR ENDED DECEMBER 31,
(in millions)	2022	2021	2020
NuScale	$(73)	$(69)	$(84)
Stork	59	35	(6)
AMECO	1	6	15
Segment profit (loss)	(13)	$(28)	$(75)
In April 2022, we sold approximately 5% of the ownership of NuScale to Japan NuScale Innovation, LLC for $107 million, subject to CFIUS review. The sale did not trigger any recognition of gain or loss because we control and consolidate NuScale before and after the sale. We recorded $107 million as temporary APIC on our balance sheet through September 30, 2022, pending CFIUS approval. CFIUS completed their review during the fourth quarter of 2022, and all related amounts are now reflected in APIC. NuScale received capital contributions from outside investors of $193 million and $9 million during 2021 and 2020, respectively. As of December 31, 2022, Fluor had an approximate 56% ownership in NuScale.
Operating Information by Geographic Area

	Revenue by project location Year Ended December 31,			Total Assets As of December 31,
(in millions)	2022	2021	2020	2022	2021
North America	$8,819	$8,532	$9,832	$4,406	$4,526
Asia Pacific (includes Australia)	1,138	1,331	1,398	642	617
Europe	2,240	2,223	2,528	959	908
Central and South America	1,338	1,723	1,482	438	594
Middle East and Africa	209	347	548	382	444
Total	$13,744	$14,156	$15,788	$6,827	$7,089

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

7.    Impairment
Impairment expense, included in Cont Ops, for 2022, 2021 and 2020 is summarized as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Impairment:
Goodwill associated with the Other reporting unit	$40	$13	$169
Intangible customer relationship associated with Stork	—	—	27
Energy Solutions' equity method investments	—	28	86
Information technology assets	—	16	16
Fair value adjustment of Stork and AMECO assets	(63)	233	74
Total impairment	$(24)	$290	$372
As part of our assessment of goodwill in 2022, the fair value of the Other reporting unit was determined using a combination of observable level 2 inputs, including indicative offers and ongoing negotiations for the related assets. In 2020, the fair value of the reporting units was determined using an income based approach that utilized unobservable Level 3 inputs, including significant management assumptions such as expected awards, forecasted revenue and operating margins, weighted average cost of capital, working capital assumptions and general market trends and conditions.
The customer relationships' valuation approach utilized unobservable Level 3 inputs including ranges of assumptions of long-term revenue growth from 2% to 5.5% with a weighted average of 2.4%, weighted average cost of capital of 12% and a customer attrition factor of 10%.
During 2021 and 2020, we evaluated our significant investments and determined that certain of our investments were impaired. The fair value of these investments were determined using unobservable Level 3 inputs based on the forecast of anticipated volumes and overhead absorption in a cyclical business.
During 2022, we reversed $63 million of impairment originally recognized in 2021 when our Stork and AMECO businesses were classified as held for sale. The reversal relates primarily to remeasurement under held-and-used impairment criteria, for which CTA balances are excluded from carrying value. In 2021, the fair value of the Stork and AMECO assets were determined using a combination of observable level 2 inputs, including indicative offers and ongoing negotiations for the related assets.
8.    Income Taxes
The income tax expense (benefit) components recognized in Cont Ops follow:

	Year Ended December 31,
(in millions)	2022	2021	2020
Current:
Federal (a)	$1	$1	$(122)
Foreign	148	47	141
State and local	5	(5)	5
Total current	154	43	24
Deferred:
Federal	—	—	18
Foreign	17	(23)	(19)
State and local	—	—	—
Total deferred	17	(23)	(1)
Total income tax expense	$171	$20	$23

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(a)    We have filed a claim with the IRS and expect to receive a refund of $145 million in 2023, of which $72 million relates to the CARES Act.

A reconciliation of U.S. statutory federal income tax expense (benefit) to income tax expense (benefit) from Cont Ops follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
U.S. statutory federal tax expense (benefit)	$51	$(73)	$(58)
Increase (decrease) in taxes resulting from:
State and local income taxes	—	12	(12)
Goodwill Impairment	10	36	—
NCI	15	(7)	(9)
Foreign tax differential, net	(106)	(11)	38
Valuation allowance, net	194	103	167
Other changes to uncertain tax positions	—	1	7
Stranded tax effects from AOCI	—	(52)	—
CARES Act benefit	2	2	(125)
Other, net	5	9	15
Total income tax expense	$171	$20	$23

Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recognized for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
(in millions)	2022	2021
Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$107	$138
Project and non-project reserves	33	68
Net operating loss carryforward	397	347
Tax basis of investment in excess of book basis, net	66	144
U.S. foreign tax credit carryforward	567	456
AOCI	21	27
Other	57	27
Total deferred tax assets	1,248	1,207
Valuation allowance	(1,211)	(1,115)
Deferred tax assets, net	$37	$92
Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	(10)	(31)
Dividend withholding on unremitted non-U.S. earnings	(46)	(55)
Other	(20)	(22)
Total deferred tax liabilities	(76)	(108)
Deferred tax assets, net of deferred tax liabilities	$(39)	$(16)

As of December 31, 2022, we are indefinitely reinvested only with respect to unremitted earnings required to meet our working capital and long-term investment needs in the foreign jurisdictions within which we operate. Beyond those limits, we

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

expect current earnings to be available for distribution. Deferred tax liabilities of approximately $40 million have not been recorded with respect to unremitted earnings that are considered indefinitely reinvested, primarily associated with foreign withholding and income taxes that would be due upon remittance. We have no intention of initiating any actions that would lead to taxation of the earnings deemed indefinitely reinvested.

As of December 31, 2022, tax credit carryforwards, principally federal, and tax loss carryforwards, principally federal, state, and foreign, were as follows:

(in millions)	Federal FTC	Federal NOLs	State NOLs	Foreign NOLs
Expiration periods:
2023-2027	$21	$—	$8	$25
2028-2032	462	—	68	54
2033-2042	84	—	266	5
Indefinite	—	217	314	1,171
During 2022 and 2021, we were in a three-year cumulative loss on a consolidated, jurisdictional basis in Australia, the Netherlands, the U.K. and the U.S. Such cumulative loss constitutes significant negative evidence (with regards to future taxable income) for assessing likelihood of realization. We also considered positive evidence but concluded it did not outweigh this significant negative evidence of a three-year cumulative loss. Accordingly, we recognized non-cash charges to tax expense of $50 million and $10 million to record a valuation allowance against net U.S. deferred tax assets and $120 million and $42 million against certain net foreign deferred tax assets during 2022 and 2021, respectively. During 2022, our valuation allowance was also impacted by $74 million on an earnings-neutral basis primarily due to the NuScale reverse recapitalization.

In the normal course of business, we are subject to examination by taxing authorities worldwide, including such major jurisdictions as Australia, Canada, Chile, the Netherlands, the United Kingdom, and the United States. Although we believe our reserves for our tax positions are reasonable, the outcome of tax audits could be materially different, both favorably and unfavorably. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2012.

A summary of unrecognized tax benefits follows:

(in millions)	2022	2021
Balance at beginning of year	$48	$48
Change in tax positions of prior years	1	—
Change in tax positions of current year	—	—
Reduction in tax positions for statute expirations	—	—
Reduction in tax positions for audit settlements	—	—
Balance at end of year	$49	$48

If recognized, the total amount of unrecognized tax benefits as of December 31, 2022 and 2021, would favorably impact the effective tax rates by $31 million and $30 million, respectively. We had $15 million and $13 million of accrued interest and penalties as of December 31, 2022 and 2021, respectively. We do not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.

U.S. and foreign earnings (loss) from Cont Ops before taxes are as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
United States	$(465)	$(394)	$(269)
Foreign	709	48	(9)
Total	$244	$(346)	$(278)

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

9.    Supplemental Cash Flow Information
The changes in assets and liabilities included in operating cash flow follow:

	Year Ended December 31,
(in millions)	2022	2021	2020
(Increase) decrease in:
Accounts and notes receivable, net	$22	$5	$138
Contract assets	133	(179)	280
Other current assets	192	(167)	4
Other assets	159	284	77
Increase (decrease) in:
Accounts payable	(175)	6	(343)
Contract liabilities	(135)	(176)	(53)
Accrued liabilities	(155)	109	(12)
Other liabilities	(87)	(79)	(60)
Increase (decrease) in cash due to changes in assets and liabilities	$(46)	$(197)	$31
Cash paid during the year for:
Interest	$54	$90	$66
Income taxes (net of refunds)	99	75	65
10.    Partnerships and Joint Ventures
The following is a summary of aggregate, unaudited balance sheet data for unconsolidated entities where our investment is presented as a one-line equity method investment:

	December 31,
(in millions)	2022	2021
Current assets	$9,702	$10,157
Noncurrent assets	3,435	3,756
Current liabilities	7,613	7,860
Noncurrent liabilities	3,036	3,528
The following is a summary of aggregate, unaudited income statement data for unconsolidated entities where the equity method of accounting is used to recognize our share of net earnings or loss of investees:

(in millions)	2022	2021	2020
Revenue	$2,460	$1,590	$1,209
Cost of revenue	1,749	1,004	1,104
Net earnings	106	51	54
Many of our partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Investments in a loss position of $312 million and $240 million were included in other accrued liabilities as of December 31, 2022 and 2021, respectively, and consisted primarily of provision for anticipated losses on legacy infrastructure projects. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in "Accounts and notes receivable, net" were $185 million and $205 million as of December 31, 2022 and 2021, respectively.
During 2021 and 2020, we evaluated our significant investments and determined that certain of our investments were impaired. As a result, we recognized impairment expense of $28 million and $86 million during 2021 and 2020, respectively.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

One of our more significant joint ventures is COOEC Fluor, in which we have a 49% ownership interest. COOEC Fluor owns, operates and manages a fabrication yard in China. We made a capital contribution of $26 million to the joint venture during the first quarter of 2021, which satisfied our contractual funding requirements.
During 2022, we sold the majority of our interest in an infrastructure joint venture in Canada and recognized a gain of $11 million. During 2021, we sold our 10% ownership interest in an infrastructure joint venture and recognized a gain of $20 million. These gains were included in Urban Solutions' segment profit.
Variable Interest Entities
The aggregate carrying value of unconsolidated VIEs (classified under both "Investments" and "Other accrued liabilities") was a net asset of $46 million and $68 million as of December 31, 2022 and 2021, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse to us. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of December 31, 2022 for the unconsolidated VIEs were $57 million.
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
11.    Guarantees
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support project execution commitments. Performance guarantees have various expiration dates ranging from mechanical completion to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $15 billion as of December 31, 2022. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantees obligation was not material as of December 31, 2022 and 2021.
In certain limited circumstances, financial guarantees are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower's obligation.
12.    Contingencies and Commitments
We and certain of our subsidiaries are subject to litigation, claims and other commitments and contingencies, including matters arising in the ordinary course of business, of which the asserted value may be significant. We record accruals in the financial statements for pending legal matters when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While it is reasonably possible that a loss may be incurred in any of the matters identified below, including a loss in excess of amounts accrued, management is unable to estimate the possible loss or range of loss or has determined such amounts to be immaterial. At present, except as set forth below, we do not expect that the ultimate resolution of any open matters will have a material adverse effect on our financial position or results of operations. However, legal proceedings and regulatory and governmental matters are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable outcomes could involve substantial monetary damages, fines, penalties, and other expenditures. An unfavorable outcome might result in a material adverse impact on our business, results of operations or financial position. We might also enter into an agreement to settle one or more such matters if we determine such settlement is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Beginning in May 2018, purported shareholders filed various complaints against Fluor and certain of its current and former executives in the U.S. District Court for the Northern District of Texas. The plaintiffs purported to represent a class of shareholders who purchased or otherwise acquired Fluor common stock from August 14, 2013 through February 14, 2020, and sought to recover damages arising from alleged violations of federal securities laws. These claims were based on statements concerning Fluor’s internal and disclosure controls, risk management, revenue recognition, and Fluor’s gas-fired power contracts, which plaintiffs asserted were materially misleading. In May 2020, these complaints were consolidated into one matter. Our motion to dismiss was granted in part on May 5, 2021, and as a result the Court dismissed with prejudice all allegations except those related to a single statement made in 2015 about one gas-fired power contract. During 2021, we recorded a liability for the estimated resolution of the matter and we also recognized the effects of expected insurance coverage. In the first quarter 2022, we reached a proposed settlement with the plaintiffs. The proposed settlement was finally approved by the Court in November 2022 and we consider the matter closed.
Since September 2018, eleven separate purported shareholders' derivative actions were filed against current and former members of the Board of Directors, as well as certain of Fluor’s current and former executives. Fluor is named as a nominal defendant in the actions. These derivative actions purport to assert claims on behalf of Fluor and make substantially the same factual allegations as the securities class action matter discussed above and seek various forms of monetary and injunctive relief. These actions are pending in Texas state court (District Court for Dallas County), the U.S. District Court for the District of Delaware, the U.S. District Court for the Northern District of Texas, and the Court of Chancery of the State of Delaware. Certain of these actions were consolidated, and all of these matters are currently stayed.
Fluor Australia Ltd., our wholly-owned subsidiary (“Fluor Australia”), completed a cost reimbursable engineering, procurement and construction management services project for Santos Ltd. (“Santos”) involving a large network of natural gas gathering and processing facilities in Queensland, Australia. On December 13, 2016, Santos filed an action in Queensland Supreme Court against Fluor Australia, asserting various causes of action and seeking damages and/or a refund of contract proceeds paid of AUD $1.47 billion. Santos has joined Fluor to the matter on the basis of a parent company guarantee issued for the project.
Fluor Limited, our wholly-owned subsidiary (“Fluor Limited”), and Fluor Arabia Limited, a partially-owned subsidiary (“Fluor Arabia”), completed cost reimbursable engineering, procurement and construction management services for Sadara Chemical Company (“Sadara”) involving a large petrochemical facility in Jubail, Kingdom of Saudi Arabia. On August 23, 2019, Fluor Limited and Fluor Arabia Limited commenced arbitration proceedings against Sadara after it refused to pay invoices totaling approximately $100 million due under the contracts. As part of the arbitration proceedings, Sadara has asserted various counterclaims for damages and/or a refund of contract proceeds paid totaling $574 million against Fluor Limited and Fluor Arabia Limited.

Various wholly-owned subsidiaries of Fluor, in conjunction with a partner, TECHINT, (“Fluor/TECHINT”) performed engineering, procurement and construction management services on a cost reimbursable basis for Barrick Gold Corporation involving a gold mine and ore processing facility on a site straddling the border between Argentina and Chile. In 2013 Barrick terminated the Fluor/TECHINT agreements for convenience and not due to the performance of Fluor/TECHINT. On August 12, 2016, Barrick filed a notice of arbitration against Fluor/TECHINT, demanding damages and/or a refund of contract proceeds paid of not less than $250 million under various claims relating to Fluor/TECHINT’s alleged performance. Proceedings were suspended while the parties explored a possible settlement. In August 2019, Barrick drew down $36 million of letters of credit from Fluor/TECHINT ($24 million from Fluor and $12 million from TECHINT). Thereafter, Barrick proceeded to reactivate the arbitration. Barrick and Fluor/TECHINT exchanged detailed statements of claim and counterclaim pursuant to which Barrick's claim against Fluor/TECHINT totaled $364 million net of amounts acknowledged to be due to Fluor/TECHINT.

Fluor Enterprises Inc., our wholly-owned subsidiary, (“Fluor”) in conjunction with a partner, Balfour Beatty Infrastructure, Inc., (“Balfour”) formed a joint venture known as Prairie Link Constructors JV (“PLC”) and, through it, contracted with the North Texas Tollway Authority (“NTTA”) to provide design and build services in relation to the extension of the NTTA’s President George Bush Turnpike highway (“Project”). PLC completed the Project in 2012. In October 2022, the NTTA served PLC, Fluor and Balfour with a petition, filed at Dallas County Court, demanding damages of an unquantified amount under various claims relating to alleged breaches of contract and or negligence. In its initial disclosures as part of the litigation, the NTTA stated that its damages are expected to exceed $100 million and that damages will be calculated by experts and provided in the normal course of the litigation. We have answered the petition and asserted claims for, among other things, indemnity from subcontractors.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Other Matters
In February 2020, we announced that the SEC is conducting an investigation and requested documents and information related to projects for which we recorded charges in the second quarter of 2019. In April 2020 and January 2022, Fluor received subpoenas from the U.S. DOJ seeking documents and information related to the second quarter 2019 charges; certain of the projects associated with those charges; and certain project accounting, financial reporting and governance matters. These matters remain unresolved, and we have continued to cooperate and engage with the SEC and DOJ regarding these investigations including discussions with the SEC regarding the potential resolution of its investigation. Based upon our current assessment, we recorded an accrual in the fourth quarter of 2022 related to this matter, although no assurance can be given as to the ultimate outcome of these matters, and we are not able to predict whether any legal, regulatory or reputational impacts of any allegations or resolution of these matters will have a material impact on our results.
13.    Contract Assets and Liabilities
The following summarizes information about our contract assets and liabilities:

	December 31,
(in millions)	2022	2021
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$738	$822
Contract work in progress - lump sum contracts	177	244
Contract assets	$915	$1,066

Advance billings deducted from contract assets	$220	$208

	Year Ended December 31,
	2022	2021
Information about contract liabilities:
Provision for anticipated losses on contracts included in contract liabilities	$212	$215
Revenue recognized that was included in contract liabilities as of January 1	818	894
We have made claims arising from the performance under our contracts. Factors considered in determining whether revenue associated with claims should be recognized include: (a) the legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. Similarly, we recognize disputed back charges to suppliers or subcontractors as a reduction of cost when the same requirements have been satisfied. We periodically evaluate our positions and the amounts recognized with respect to all our claims and back charges. As of December 31, 2022 and 2021, we had recorded $247 million and $215 million, respectively, of claim revenue for costs incurred to date. Additional costs, which will increase the claim revenue balance over time, are expected to be incurred in future periods. We had no material disputed back charges to suppliers or subcontractors as of December 31, 2022 and 2021.
14. Remaining Unsatisfied Performance Obligations
We estimate that our RUPO will be satisfied over the following periods:

(in millions)	December 31, 2022
Within 1 year	$13,526
1 to 2 years	7,809
Thereafter	3,664
Total RUPO	$24,999

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

15.    Debt and Letters of Credit
Debt consisted of the following:

	December 31,
(in millions)	2022	2021
Borrowings under credit facility	$—	$—
Current:
2023 Notes	$138	$—
Other borrowings	14	18
Total current	$152	$18
Long-Term:
Senior Notes
2023 Notes	$—	$193
2024 Notes	381	381
Unamortized discount on 2024 Notes	(1)	(1)
Unamortized deferred financing costs	—	(1)
2028 Notes	600	600
Unamortized discount on 2028 Notes	(1)	(1)
Unamortized deferred financing costs	(3)	(3)
Other long-term borrowings	2	6
Total long-term	$978	$1,174
Credit Facility
As of December 31, 2022, letters of credit totaling $394 million were outstanding under our $1.8 billion credit facility, which was amended in February 2023 to extend the maturity to February 2026. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of December 31, 2022, we had not made any borrowings under our credit line and maintained a borrowing capacity of $819 million.
Uncommitted Lines of Credit
As of December 31, 2022, letters of credit totaling $909 million were outstanding under uncommitted lines of credit.
Senior Notes
During 2022, we redeemed $41 million of aggregate outstanding 2023 Notes, with an immaterial earnings impact. In December 2022, we notified the remaining holders that we would call the remaining €129 million of outstanding 2023 Notes in January 2023, which was completed as anticipated with no earnings impact for $140 million.
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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

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
For all of the Senior Notes, a change of control (as defined by the terms of the respective indentures) could require us to repay them at 101% of the principal amount, plus accrued interest. We may incur additional indebtedness if we are in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions.
16. Convertible Preferred Stock

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

The CPS does not have a maturity date. Cumulative cash dividends on the preferred stock are payable at an annual rate of 6.5% quarterly in arrears on February 15, May 15, August 15 and November 15, upon declaration of the dividend by our Board of Directors. Dividends accumulate from the most recent date on which dividends have been paid. Dividends of $39 million were paid in 2022. In January 2023, our Board of Directors approved the payment $10 million in quarterly dividends, which were paid in February 2023.

Each share of CPS is convertible at the holder's option at any time into 44.9585 shares of our common stock per share of CPS. The conversion rate is subject to certain customary adjustments, but no payment or adjustment for accumulated but unpaid dividends will be made upon conversion, subject to certain limited exceptions. The CPS may not be redeemed by us; however, we are able, since May 20, 2022, to elect to cause all outstanding shares of CPS to be converted into shares of our common stock at the conversion rate, subject to certain conditions (and, if such conversion occurs prior to May 20, 2024, the payment of a cash make-whole premium). The most significant condition to our ability to invoke a conversion prior to May 2024 is the requirement that our common stock trade above $28.92 for 20 consecutive trading days, which occurred in the fourth quarter of 2022 and has persisted into 2023. We estimate that the cash make-whole payment would have been $72 million at December 31, 2022 (assuming we minimally exceeded the minimum trading price to invoke the conversion) or $64 million (using the average 5-day trading price leading up to December 31, 2022). If a make-whole fundamental change, as defined in the certificate of designations for the CPS, occurs, we will in certain circumstances be required to increase the conversion rate for a holder who elects to convert shares of CPS in connection with such make-whole fundamental change.

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
17.    Fair Value Measurements
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
We perform procedures to verify the reasonableness of pricing information received from third parties for significant assets and liabilities classified as Level 2. The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

	December 31, 2022				December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$10	$10	$—	$—	$12	$12	$—	$—
Derivative assets(2)
Foreign currency	9	—	9	—	15	—	15	—
Commodity	4	—	4	—	5	—	5	—
Liabilities:
SMR warrants(3)	$38	$21	$17	$—	$—	$—	$—	$—
Derivative liabilities(2)
Foreign currency	8	—	8	—	7	—	7	—
Commodity	1	—	1	—	—	—	—	—

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
(3)The SMR warrant liabilities are comprised of public and private placement warrants redeemable by SMR under certain conditions, both measured using the price of the public warrants. The private placement warrants are not publicly traded and have been classified as Level 2 measurements while the public warrants are classified as Level 1.
We have measured assets and liabilities held for sale and certain other impaired assets at fair value on a nonrecurring basis. The following summarizes information about financial instruments that are not required to be measured at fair value:

		December 31, 2022		December 31, 2021
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,262	$1,262	$1,295	$1,295
Cash equivalents(2)	Level 2	1,177	1,177	914	914
Marketable securities, current(2)	Level 2	185	185	127	127
Notes receivable, including noncurrent portion(3)	Level 3	9	9	11	11
Liabilities:
2023 Senior Notes(4)	Level 2	$138	$138	$193	$196
2024 Senior Notes(4)	Level 2	380	370	379	399
2028 Senior Notes(4)	Level 2	596	545	596	630
Other borrowings(5)	Level 2	16	16	24	24
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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(5)Other borrowings represent bank loans and other financing arrangements which mature within one year. The carrying amount of borrowings under these arrangements approximates fair value because of the short-term maturity.
18.    Property, Plant and Equipment
Property, plant and equipment is as follows:

	December 31,
(cost in millions)	2022	2021
Land	$43	$73
Buildings	265	280
Building and leasehold improvements	132	140
Machinery and equipment	882	846
Furniture and fixtures	137	143
Assets under development	29	24
	1,488	1,506
Less accumulated depreciation	(1,041)	(1,050)
Net property, plant and equipment	$447	$456
19.    Stock-Based Compensation
Generally, our annual grant of stock-based awards are made on a broad basis in the first quarter of each year.
Equity Awards
Stock-based compensation totaled $19 million, $32 million and $22 million during 2022, 2021 and 2020, respectively. There were no tax benefits recognized related to stock-based compensation during these periods.The following table summarizes RSU and stock option activity:

	RSUs		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2019	1,660,311	$39.88	5,381,477	$52.13
Granted	1,355,975	10.30	975,290	11.06
Forfeited or expired	(114,352)	33.74	(603,835)	59.46
Vested/exercised	(643,340)	42.23	—	—
Outstanding as of December 31, 2020	2,258,594	$21.76	5,752,932	$44.40
Granted	596,391	18.67	481,626	17.96
Forfeited or expired	(132,713)	18.78	(659,216)	58.37
Vested/exercised	(810,560)	30.83	(84,416)	8.81
Outstanding as of December 31, 2021	1,911,712	$17.16	5,490,926	$40.95
Granted	415,356	22.36	250,656	21.90
Forfeited or expired	(2,937)	25.55	(846,621)	61.46
Vested/exercised	(957,640)	22.01	(217,397)	15.20
Outstanding as of December 31, 2022	1,366,491	$15.33	4,677,564	$37.41
Options exercisable as of December 31, 2022			3,689,284	$43.03
Remaining unvested options outstanding and expected to vest			978,397	$16.46

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Our stock-based plans provide that RSUs may not be sold or transferred until service-based restrictions have lapsed. Generally, upon termination of employment, RSUs which have not vested are forfeited. RSUs granted to executives in 2022, 2021 and 2020 generally vest over 3 years. RSUs granted to our CEO in 2020 vest over 5 years. RSUs granted to directors in 2022, 2021 and 2020 vested upon grant. The fair value of RSUs that vested during 2022, 2021 and 2020 was $23 million, $14 million and $5 million, respectively. The balance of unamortized RSU expense as of December 31, 2022 was $4 million, which is expected to be recognized over a weighted-average period of 1.7 years.
The exercise price of options represents the closing price of our common stock on the date of grant. The options granted in 2022, 2021 and 2020 generally vest over 3 years and expire 10 years after the grant date. Options granted to our CEO in 2020 vest over 5 years. The aggregate intrinsic value of stock options exercised during 2022 and 2021 was $4 million and $0.8 million respectively. There were no stock option exercises during 2020. The balance of unamortized stock option expense as of December 31, 2022 was $2 million, which is expected to be recognized over a weighted-average period of 1.1 years.
The grant date fair value of options and other significant assumptions follow:

	2022	2021	January 1 - November 30, 2020	December 31, 2020
Weighted average grant date fair value	$11.19	$8.94	$4.59	$9.05
Expected life of options (in years)	4.5	4.5	4.6	7.2
Risk-free interest rate	1.9%	0.7%	0.4%	0.5%
Expected volatility	62%	62%	65%	61%
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00
The computation of the expected volatility assumption used in the Black-Scholes calculations is based on a 50/50 blend of historical and implied volatility. Information related to options outstanding as of December 31, 2022 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share
$8.81 - $29.50	2,431,911	7.6	$18.29	1,443,631	7.1	$19.54
$46.07 - $62.50	1,986,231	3.1	55.37	1,986,231	3.1	55.37
$70.76 - $79.19	259,422	1.1	79.19	259,422	1.1	79.19
	4,677,564	5.3	$37.41	3,689,284	4.5	$43.03
As of December 31, 2022, options outstanding and options exercisable had an aggregate intrinsic value of $41 million and $22 million, respectively .
_______________________

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

During 2022, 2021 and 2020, performance-based award units totaling 426,957; 613,868; and 1,156,365, respectively, were awarded to Section 16 officers. These awards generally cliff vest after 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based elements of such awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter. These awards are earned based on achievement of EPS and return on invested capital goals over three one-year periods, and earned or modified based on our three-year cumulative total shareholder return relative to companies in the S&P 500 on the date of the award. For the majority of awards, generally only one-third of the units awarded in any given year are deemed to be granted each year of the 3 year vesting periods. During the first quarter of 2022, the following units were granted (under GAAP) based upon the establishment of performance targets:

	Performance-based Award Units Granted in 2022	Weighted Average Grant Date Fair Value Per Share
2022 Performance Award Plan	142,319	$24.07
2021 Performance Award Plan	204,623	$25.75
2020 Performance Award Plan	385,455	$27.90
For awards granted under the 2022, 2021 and 2020 performance award plans, the number of units are adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, pursuant to the terms of the award agreements.
The balance of unamortized compensation expense associated with performance-based award units as of December 31, 2022 was less than $1 million, which is expected to be recognized over a weighted-average period of 1.0 years.
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

	Location in Statement of Operations	December 31,
Compensation Expense (in millions)		2022	2021	2020
SGI awards	G&A	$54	$67	$25
Performance-based awards for non-Section 16 executives	G&A	14	1	3

Liabilities (in millions)	Location on Balance Sheet	December 31, 2022	December 31, 2021
SGI awards	Accrued salaries, wages and benefits and Other noncurrent liabilities	$92	$73
Performance-based awards for non-Section 16 executives	Accrued salaries, wages and benefits and Other noncurrent liabilities	15	8
During the fourth quarter of 2022, compensation expense on our liability awards significantly increased as our stock price grew in comparison to previous balance sheet dates.
20.    Retirement Plans
DC Plans
Domestic and international DC plans are available to eligible salaried and craft employees. Company contributions to DC plans are based on an employee's eligible compensation and participation rate. We recognized expense of $129 million with contributions to our DC plans in both 2022 and 2021, and $130 million in 2020.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

DB Plans
We had no material DB plans as of December 31, 2022 or 2021. Certain DB plans are available to eligible international salaried employees. Contributions to DB plans are at least the minimum amounts required by applicable regulations. Benefit payments under these plans are generally based upon length of service and/or qualifying compensation.
During 2022, we recognized a $42 million gain on pension settlement upon the completion of compensation and other items associated with our largest DB plan, which provided retirement benefits to certain employees in the Netherlands, which was terminated in December 2021. Upon termination, the remaining benefit obligations were transferred to a plan not sponsored by Fluor and we were substantially relieved of any further obligation. Our DB plan in the United Kingdom was terminated in December 2020, at which point the remaining benefit obligations were transferred to an insurer and we were relieved of any further obligation. The loss on settlement in both years consisted primarily of unrecognized actuarial losses included in AOCI and did not impact our cash position. Retirement benefits in these countries are now administered through DC plans.
Net periodic pension expense during 2021 and 2020 for our DB Plans included the following components:

	Year Ended December 31,
(in millions)	2021	2020
Service cost	$17	$18
Interest cost	7	10
Expected return on assets	(28)	(26)
Amortization of prior service credit	(1)	(1)
Recognized net actuarial loss	6	6
Curtailments	—	—
(Gain) loss on settlements	198	(1)
Net periodic pension expense(1)	$199	$6

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

December 31,
	2021	2020
For determining PBO at year-end:
Discount rates	1.20-4.75%	0.80-3.50%
Rates of increase in compensation levels	2.25-5.00%	2.25-6.00%
For determining net periodic cost for the year:
Discount rates	0.80-3.50%	1.20-4.75%
Rates of increase in compensation levels	2.25-6.00%	2.25-6.00%
Expected long-term rates of return on assets	0.80-5.70%	1.20-5.60%

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

The following table sets forth the change in PBO, plan assets and funded status of the plans:

December 31,
(in millions)	2021
Change in PBO:
Benefit obligation at beginning of year	$870
Service cost	17
Interest cost	7
Employee contributions	3
Currency translation	(32)
Actuarial (gain)/loss (primarily due to plan experience in 2021 and assumption changes in 2020)	52
Benefits paid	(15)
Settlements	(799)
PBO at end of year	103
Change in plan assets:
Plan assets at beginning of year	829
Actual return on plan assets	30
Company contributions	13
Employee contributions	3
Currency translation	(28)
Benefits paid	(15)
Settlements	(799)
Plan assets at end of year	33
Funded status — (Under)/overfunded	$(70)
Amounts recognized in the Consolidated Balance Sheet:
Pension assets included in other assets	$—
Pension liabilities included in other accrued liabilities	—
Pension liabilities included in current liabilities related to assets held for sale	(22)
Pension liabilities included in noncurrent liabilities	(48)
AOCI (pre-tax)	$3
Plans with PBO in excess of plan assets:
PBO	$103
Plan assets	33
Plans with ABO in excess of plan assets:
ABO	$40
Plan assets	18
Multiemployer Pension Plans
In addition to our DB plans, we participate in multiemployer pension plans for unionized construction and maintenance craft employees. Company contributions are based on the hours worked by employees covered under various collective bargaining agreements and totaled $51 million, $44 million and $38 million during 2022, 2021 and 2020, respectively. Upon withdrawal from a multiemployer plan, we may have an obligation to make additional contributions for our share of any unfunded benefit obligation, but only if we do not meet the requirements of any applicable exemptions. We participate in a multiemployer plan in which we are aware of a significant unfunded benefit obligation. However, we believe we qualify for an exemption and do not believe we have a probable payment to the plan. Therefore, we have not recognized a liability related to this unfunded benefit obligation. The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because we are not responsible for the current or future funding of these plans.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

21.    Other Noncurrent Liabilities
We have deferred compensation plans and other retirement arrangements for executives which generally provide for payments upon retirement, death or termination of employment. As of December 31, 2022 and 2021, the obligations related to these plans totaled $261 million and $324 million, respectively, within noncurrent liabilities. To fund these obligations, we have established non-qualified trusts, which are included in noncurrent assets. These trusts hold life insurance policies and marketable securities. These trusts were valued at $234 million and $330 million as of December 31, 2022 and 2021, respectively. Periodic changes in the value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate changes to the obligations which are also reflected in earnings.
We maintain appropriate levels of insurance for business risks, including workers compensation and general liability. Insurance coverages contain various retention amounts for which we provide accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. As of December 31, 2022 and 2021, insurance liabilities of $76 million and $58 million, respectively, were included in noncurrent liabilities.
22.    Leases
The following summarizes lease expense:

	Year Ended December 31,
Lease Expense / (Sublease Income)	2022	2021	2020
(in millions)
Operating lease cost	$75	$76	$85
Finance lease cost
Amortization of right-of-use assets	5	5	1
Variable lease cost (1)	11	10	7
Short-term lease cost	128	136	117
Sublease income	(2)	(2)	(17)
Total lease expense (2)	$217	$225	$193
(1)Primarily relates to rent escalation due to cost of living indexation and payments for property taxes, insurance or common area maintenance based on actual assessments.

(2)Lease expense is included in Cost of revenue and G&A.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Information related to our right-of use assets and lease liabilities follows:

		December 31,
Lease Assets / Liabilities	Balance Sheet Classification	2022	2021
(in millions)
Right-of-use assets
Operating lease assets	Other assets	$142	$179
Finance lease assets	Other assets	6	21
Total right-of-use assets		$148	$200
Lease liabilities
Operating lease liabilities, current	Other accrued liabilities	$62	$35
Operating lease liabilities, noncurrent	Noncurrent liabilities	96	162
Finance lease liabilities, current	Other accrued liabilities	6	19
Finance lease liabilities, noncurrent	Noncurrent liabilities	7	—
Total lease liabilities		$171	$216
Supplemental information related to our leases follows:

	Year Ended December 31,
	2022	2021
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$77	$83
Financing cash flows from finance leases	7	6
Right-of-use assets obtained in exchange for new operating lease liabilities	57	37
Right-of-use assets obtained in exchange for new finance lease liabilities	1	21
Weighted-average remaining lease term - operating leases	4.8 years	5.7 years
Weighted-average remaining lease term - finance leases	3.9 years	4.7 years
Weighted-average discount rate - operating leases	3.5%	2.8%
Weighted-average discount rate - finance leases	2.1%	2.1%
The remaining lease payments under our operating and finance leases follows:

Year Ended December 31,	Operating Leases	Finance Leases
(in millions)
2023	$66	$6
2024	39	4
2025	21	3
2026	13	—
2027	11	—
Thereafter	19	—
Total lease payments	$169	$13
Less: Interest	(11)	—
Present value of lease liabilities	$158	$13
None of our lease agreements contain material residual value guarantees or material restrictions or covenants.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

23.     Other Comprehensive Income (Loss)
    The components of OCI follow:

	Year Ended December 31,
	2022			2021			2020
(in millions)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$(27)	$—	$(27)	$(38)	$—	$(38)	$(17)	$—	$(17)
Ownership share of equity method investees' OCI	37	(6)	31	1	(3)	(2)	(22)	4	(18)
DB plan adjustments	5	—	5	153	(52)	101	(20)	—	(20)
Unrealized gain (loss) on hedges	(9)	2	(7)	(11)	2	(9)	24	(5)	19
Total OCI	6	(4)	2	105	(53)	52	(35)	(1)	(36)
Less: OCI attributable to NCI	1	—	1	1	—	1	1	—	1
OCI attributable to Fluor Corporation	$5	$(4)	$1	$104	$(53)	$51	$(36)	$(1)	$(37)

The changes in AOCI balances follow:

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees' OCI (1)	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2021	$(300)	$(56)	$(18)	$8	$(366)
OCI before reclassifications	(28)	23	1	(3)	(7)
Amounts reclassified from AOCI	—	8	4	(4)	8
Net OCI	(28)	31	5	(7)	1
Balance as of December 31, 2022	$(328)	$(25)	$(13)	$1	$(365)
Attributable to NCI:
Balance as of December 31, 2021	$(3)	$—	$—	$—	$(3)
OCI before reclassifications	1	—	—	—	1
Amount reclassified from AOCI	—	—	—	—	—
Net OCI	1	—	—	—	1
Balance as of December 31, 2022	$(2)	$—	$—	$—	$(2)

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees' OCI (1)	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2020	$(261)	$(54)	$(119)	$17	$(417)
OCI before reclassifications	(39)	(3)	(50)	11	(81)
Amounts reclassified from AOCI	—	1	151	(20)	132
Net OCI	(39)	(2)	101	(9)	51
Balance as of December 31, 2021	$(300)	$(56)	$(18)	$8	$(366)
Attributable to NCI:
Balance as of December 31, 2020	$(4)	$—	$—	$—	$(4)
OCI before reclassifications	1	—	—	—	1
Amount reclassified from AOCI	—	—	—	—	—
Net OCI	1	—	—	—	1
Balance as of December 31, 2021	$(3)	$—	$—	$—	$(3)

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees' OCI (1)	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor Corporation:
Balance as of December 31, 2019	$(243)	$(36)	$(99)	$(2)	$(380)
OCI before reclassifications	(18)	(19)	(24)	20	(41)
Amounts reclassified from AOCI	—	1	4	(1)	4
Net OCI	(18)	(18)	(20)	19	(37)
Balance as of December 31, 2020	$(261)	$(54)	$(119)	$17	$(417)
Attributable to NCI:
Balance as of December 31, 2019	$(5)	$—	$—	$—	$(5)
OCI before reclassifications	1	—	—	—	1
Amount reclassified from AOCI	—	—	—	—	—
Net OCI	1	—	—	—	1
Balance as of December 31, 2020	$(4)	$—	$—	$—	$(4)
(1)Primarily consists of our share of our equity method investees' foreign currency translation.
The reclassifications out of AOCI follow:

	Location in Consolidated Statement of Operations	Year Ended December 31,
(in millions)		2022	2021	2020
Component of AOCI:
Ownership share of equity method investees' OCI	Cost of revenue	$(8)	$(1)	$(1)
Income tax benefit	Income tax expense (benefit)	—	—	—
Net of tax		$(8)	$(1)	$(1)

DB plan adjustments	Various accounts(1)	$(4)	$(202)	$(4)
Income tax benefit	Income tax expense (benefit)	—	51	—
Net of tax		$(4)	$(151)	$(4)

Unrealized gain (loss) on hedges:
Commodity and foreign currency contracts	Various accounts(2)	$6	$26	$2
Interest rate contracts	Interest expense	—	(1)	(2)
Income tax benefit	Income tax expense (benefit)	(2)	(5)	1
Net of tax:		$4	$20	$1
(1)DB plan adjustments were reclassified to "G&A" and "Loss on pension settlement".
(2)Gains and losses on commodity and foreign currency derivatives were reclassified to "Cost of revenue" and "G&A".
24. Discontinued Operations
In the first quarter of 2021, we committed to a plan to sell our Stork business as a single sale of a combined operation. However, the sale had to be re-marketed in 2022 as a component business. To date, we have only sold the Stork operations in Australia and New Zealand, which under GAAP must be reported in Cont Ops.
In late 2022, we sold the African operations of the AMECO equipment business for $2 million and recognized a loss on the sale of $10 million. In May 2021, we sold the North American operations of AMECO for $71 million and recognized a loss on the sale of $27 million. In August 2020, we sold the Jamaican operations of AMECO for $18 million and recognized a loss of $1 million. The results for the sold AMECO operations are reported in Disc Ops in 2021 and 2020 and are not material. Smaller AMECO operations in South America remain for sale.
The remaining Stork and AMECO operations no longer qualify for all Disc Ops criteria and are now reported in Cont Ops.