Form 10-Q
period 2023-03-31
FLUOR CORP
filed 2023-05-05
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 28, 2023, 143,237,347 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2022 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
2022 Quarter	Three months ended March 31, 2022
2023 Quarter	Three months ended March 31, 2023
3ME	Three months ended
AMECO	American Equipment Company, Inc.
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFM	Customer-furnished materials
COVID	Coronavirus pandemic
CPS	Convertible preferred stock
CTA	Currency translation adjustment
DB plan	Defined benefit pension plan
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
EPC	Engineering, procurement and construction
EPS	Earnings (loss) per share
Exchange Act	Securities Exchange Act of 1934
Fluor	Fluor Corporation and subsidiaries
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
IT	Information technology
LNG	Liquefied natural gas
NCI	Noncontrolling interests
NM	Not meaningful
NRC	U.S. Nuclear Regulatory Commission
NuScale	NuScale Power Corporation
OCI	Other comprehensive income (loss)
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
SGI	Stock growth incentive awards
SMR	Small modular reactor
Stork	Stork Holding B.V. and subsidiaries
TSR	Total shareholder return
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	3ME March 31,
(in millions, except per share amounts)	2023	2022
Revenue	$3,752	$3,122
Cost of revenue	(3,790)	(2,999)
Gross profit (loss)	(38)	123
G&A	(62)	(71)
Impairment	—	63
Foreign currency loss	(41)	(19)
Operating profit (loss)	(141)	96
Interest expense	(16)	(16)
Interest income	57	7
Earnings (loss) before taxes	(100)	87
Income tax expense	(30)	(31)
Net earnings (loss)	(130)	56
Less: Net earnings (loss) attributable to NCI	(23)	8
Net earnings (loss) attributable to Fluor	$(107)	$48
Less: Dividends on CPS	10	10
Net earnings (loss) available to Fluor common stockholders	$(117)	$38

Basic EPS available to Fluor common stockholders	$(0.82)	$0.27
Diluted EPS available to Fluor common stockholders	$(0.82)	$0.27

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	3ME March 31,
(in millions)	2023	2022
Net earnings (loss)	$(130)	$56

OCI, net of tax:
Foreign currency translation adjustment	46	29
Ownership share of equity method investees’ OCI	(1)	1
DB plan adjustments	1	1
Unrealized gain (loss) on hedges	—	(2)
Total OCI, net of tax	46	29
Comprehensive income (loss)	(84)	85
Less: Comprehensive income (loss) attributable to NCI	(23)	8
Comprehensive income (loss) attributable to Fluor	$(61)	$77

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in millions, except share and per share amounts)	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents ($642 and $706 related to VIEs)	$2,137	$2,439
Marketable securities ($132 and $130 related to VIEs)	174	185
Accounts receivable, net ($149 and $196 related to VIEs)	1,088	1,109
Contract assets ($172 and $186 related to VIEs)	1,063	915
Other current assets ($25 and $30 related to VIEs)	375	396
Total current assets	4,837	5,044

Noncurrent assets
PP&E, net ($44 and $45 related to VIEs)	434	447
Investments	612	584
Deferred taxes	34	34
Deferred compensation trusts	226	234
Goodwill	206	206
Other assets ($77 and $54 related to VIEs)	281	278
Total noncurrent assets	1,793	1,783
Total assets	$6,630	$6,827

LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($240 and $253 related to VIEs)	$1,068	$1,017
Short-term debt and current portion of long-term debt	16	152
Contract liabilities ($380 and $352 related to VIEs)	765	742
Accrued salaries, wages and benefits ($22 and $24 related to VIEs)	574	626
Other accrued liabilities ($46 related to VIEs in both periods)	743	679
Total current liabilities	3,166	3,216

Long-term debt	978	978
Deferred taxes	84	73
Other noncurrent liabilities ($43 and $54 related to VIEs)	495	564

Commitments and contingencies

Equity
Shareholders’ equity
Preferred stock — authorized 20,000,000 shares ($0.01 par value); issued and outstanding —600,000 shares in 2023 and 2022	—	—
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 143,237,347 and 142,322,247 shares in 2023 and 2022, respectively	1	1
APIC	1,257	1,254
AOCI	(319)	(365)
Retained earnings	780	896
Total shareholders’ equity	1,719	1,786
NCI	188	210
Total equity	1,907	1,996
Total liabilities and equity	$6,630	$6,827
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	3ME March 31,
(in millions)	2023	2022
OPERATING CASH FLOW
Net earnings (loss)	$(130)	$56
Adjustments to reconcile net earnings to operating cash flow:
Impairment	—	(63)
Depreciation and amortization	18	15
(Earnings) loss from equity method investments, net of distributions	—	(3)
Loss (gain) on sales of assets (including AMECO-South America in 2023)	58	—
Stock-based compensation	16	13
Deferred taxes	12	1
Changes in assets and liabilities	(133)	(203)
Other	(2)	(4)
Operating cash flow	(161)	(188)

INVESTING CASH FLOW
Purchases of marketable securities	(71)	(158)
Proceeds from the sales and maturities of marketable securities	82	82
Capital expenditures	(20)	(10)
Proceeds from sales of assets (including AMECO-South America in 2023)	22	3
Investments in partnerships and joint ventures	(2)	(24)
Other	2	2
Investing cash flow	13	(105)

FINANCING CASH FLOW
Purchases and retirement of debt	(137)	—
Dividends paid on CPS	(10)	(10)
Other borrowings (debt repayments)	2	7
Distributions paid to NCI	—	(7)
Capital contributions by NCI	1	—
Taxes paid on vested restricted stock	(10)	(5)
Other	(7)	(1)
Financing cash flow	(161)	(16)

Effect of exchange rate changes on cash	7	13
Increase (decrease) in cash and cash equivalents	(302)	(296)
Cash and cash equivalents at beginning of period	2,439	2,209
Cash and cash equivalents at end of period	$2,137	$1,913

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$19	$20
Cash paid for income taxes (net of refunds)	24	14

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
UNAUDITED

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	1	$—	142	$1	$1,254	$(365)	$896	$1,786	$210	$1,996
Net earnings (loss)	—	—	—	—	—	—	(107)	(107)	(23)	(130)
OCI	—	—	—	—	—	46	—	46	—	46
Capital contributions by NCI	—	—	—	—	—	—	—	—	1	1
Other NCI transactions	—	—	—	—	2	—	—	2	—	2
Stock-based compensation	—	—	1	—	1	—	(9)	(8)	—	(8)
BALANCE AS OF MARCH 31, 2023	1	$—	143	$1	$1,257	$(319)	$780	$1,719	$188	$1,907

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	1	$—	141	$1	$967	$(366)	$791	$1,393	$174	$1,567
Net earnings (loss)	—	—	—	—	—	—	48	48	8	56
OCI	—	—	—	—	—	29	—	29	—	29
Distributions to NCI, net of capital contributions	—	—	—	—	—	—	—	—	(7)	(7)
Other NCI transactions	—	—	—	—	1	—	—	1	1	2
Stock-based compensation	—	—	1	—	8	—	(10)	(2)	—	(2)
BALANCE AS OF MARCH 31, 2022	1	$—	142	$1	$976	$(337)	$829	$1,469	$176	$1,645

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. Principles of Consolidation
These financial statements do not include footnotes and certain financial information presented annually under GAAP, and therefore, should be read in conjunction with our 2022 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Although such estimates are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available, our reported results of operations may not necessarily be indicative of results that we expect for the full year.
The financial statements included herein are unaudited. We believe they contain all adjustments of a normal recurring nature which are necessary to present fairly our financial position and our operating results as of and for the periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in tables may not total or agree back to the financial statements due to immaterial rounding differences. Management has evaluated all material events occurring subsequent to March 31, 2023 through the filing date of this Q1 2023 10-Q.
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
2. Recent Accounting Pronouncements
We did not implement any new accounting pronouncements during the 2023 Quarter. However, we are evaluating the impact of the future disclosures that may arise under recent SEC and other promulgators' proposals.
3. Earnings Per Share
Potentially dilutive securities include CPS, stock options, RSUs and performance-based award units. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the if-converted and treasury stock methods. In computing diluted EPS, only securities that are actually dilutive are included.

	3ME March 31,
(in millions, except per share amounts)	2023	2022
Net earnings (loss) attributable to Fluor	$(107)	$48
Less: Dividends on CPS	10	10
Net earnings (loss) available to Fluor common stockholders	(117)	38

Weighted average common shares outstanding	142	142
Dilutive effect:
CPS	—	—
Stock options, RSUs and performance-based award units	—	2
Weighted average diluted shares outstanding	142	144

Basic EPS available to Fluor common stockholders	$(0.82)	$0.27
Diluted EPS available to Fluor common stockholders	$(0.82)	$0.27

Anti-dilutive securities not included in shares outstanding:
CPS	27	27
Stock options, RSUs and performance-based award units	5	3

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
4. Operating Information by Segment and Geographic Area
We have decided to retain Stork's North American operations, which largely consists of our operations and maintenance business owned by Fluor prior to our acquisition of Stork. Beginning in the 2023 Quarter, this business line, renamed Plant & Facility Services, is included in our Urban Solutions segment for all periods presented.

	3ME March 31,
(in millions)	2023	2022
Revenue
Energy Solutions	$1,612	$1,174
Urban Solutions	1,208	1,061
Mission Solutions	649	593
Other	283	294
Total revenue	$3,752	$3,122

Segment profit (loss)
Energy Solutions	$88	$54
Urban Solutions	(20)	17
Mission Solutions	7	58
Other	(90)	(14)
Total segment profit (loss)	$(15)	$115

G&A	(62)	(71)
Impairment	—	63
Foreign currency loss	(41)	(19)
Interest income (expense), net	41	(9)
Earnings (loss) attributable to NCI	(23)	8
Earnings (loss) before taxes	$(100)	$87
Energy Solutions. Segment profit in the 2023 Quarter included a favorable foreign currency remeasurement effect totaling $22 million (or $0.09 per share) on a project with multiple currencies. Segment profit in the 2023 Quarter and 2022 Quarter included expense of $39 million and $13 million, respectively, related to embedded foreign currency derivatives.
Urban Solutions. Segment profit in the 2023 Quarter included a $59 million (or $0.34 per share) charge for rework associated with subcontractor design errors, related schedule impacts and system integration testing timelines on the LAX Automated People Mover project. Intercompany revenue for our professional staffing business, excluded from the amounts shown above, was $69 million and $60 million for the 2023 Quarter and 2022 Quarter, respectively.
Mission Solutions. Segment profit in the 2023 Quarter included a $21 million (or $0.12 per share) charge for cost growth resulting from government directed change orders and the associated schedule delays on a weapons facility project.
Other. Segment profit (loss) for NuScale, Stork and AMECO follows:

	3ME March 31,
(in millions)	2023	2022
NuScale(1)	$(29)	$(21)
Stork	1	4
AMECO	(62)	3
Segment profit (loss)	$(90)	$(14)
(1) As of March 31, 2023, we had an approximate 56% ownership in NuScale.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
In March 2023, we sold our AMECO South America business, which included operations in Chile and Peru. This transaction marks the completion of the AMECO divestiture for total proceeds of $144 million, including $17 million during the 2023 Quarter. Previous AMECO divestitures included assets in Africa, the Caribbean, Mexico and North America. Upon the sale of AMECO South America in the 2023 Quarter, we recognized a $60 million negative earnings impact, including $35 million for foreign currency translation.
Total assets by segment are as follows:

(in millions)	March 31, 2023	December 31, 2022
Energy Solutions	$1,021	$967
Urban Solutions	1,215	1,170
Mission Solutions	572	485
Other	516	583
Corporate	3,306	3,622
Total assets	$6,630	$6,827
Revenue by project location follows:

	3ME March 31,
(in millions)	2023	2022
North America	$2,651	$1,908
Asia Pacific (including Australia)	324	249
Europe	512	549
Central and South America	221	351
Middle East and Africa	44	65
Total revenue	$3,752	$3,122
5.    Impairment
We did not recognize any material impairment expense during the 2023 Quarter. During the 2022 Quarter, we reversed $63 million in impairment originally recognized in 2021 when our Stork and AMECO businesses were classified as held for sale due primarily to remeasurement under held and used impairment criteria, for which CTA balances are excluded from carrying value.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
6. Income Taxes
The effective tax rate on earnings for the 2023 Quarter was (30.1)% compared to 35.4% for the 2022 Quarter. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME March 31
(In millions)	2023	2022
U.S. statutory federal tax expense (benefit)	$(21)	$18
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	(3)	1
Valuation allowance	52	16
Foreign tax effects	8	2
Noncontrolling interest	5	(2)
Sale of AMECO South America	(10)	—
Other adjustments	(1)	(4)
Total income tax expense	$30	$31
7. Partnerships and Joint Ventures
Many of our partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Investments in a loss position of $379 million and $312 million were included in other accrued liabilities as of March 31, 2023 and December 31, 2022, respectively, and consisted primarily of provision for anticipated losses on legacy infrastructure projects. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts receivable, net” was $190 million and $185 million as of March 31, 2023 and December 31, 2022, respectively.
Variable Interest Entities
The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net liability of $14 million as of March 31, 2023 and a net asset of $46 million as of December 31, 2022. Some of our VIEs have debt; however, such debt is typically non-recourse to us. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of March 31, 2023 for the unconsolidated VIEs were $57 million.
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
8. Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $15 billion as of March 31, 2023. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of March 31, 2023 and December 31, 2022.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
9. Commitments and Contingencies
We and certain of our subsidiaries are subject to litigation, claims and other commitments and contingencies, including matters arising in the ordinary course of business, of which the asserted value may be significant. We record accruals in the financial statements for pending legal matters when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While it is reasonably possible that a loss may be incurred in any of the matters identified below, including a loss in excess of amounts accrued, management is unable to estimate the possible loss or range of loss or has determined such amounts to be immaterial. At present, except as set forth below, we do not expect that the ultimate resolution of any open matters will have a material adverse effect on our financial position or results of operations. However, legal proceedings and regulatory and governmental matters are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable outcomes could involve substantial monetary damages, fines, penalties and other expenditures. An unfavorable outcome might result in a material adverse impact on our business, results of operations or financial position. We might also enter into an agreement to settle one or more such matters if we determine such settlement is in the best interests of our stakeholders, and any such settlement could include substantial payments.
The following disclosures for commitments and contingencies have been updated since the matter was presented in the 2022 10-K.
Fluor Australia Ltd., our wholly-owned subsidiary (“Fluor Australia”), completed a cost reimbursable engineering, procurement and construction management services project for Santos Ltd. (“Santos”) involving a large network of natural gas gathering and processing facilities in Queensland, Australia. On December 13, 2016, Santos filed an action in Queensland Supreme Court (the “Court”) against Fluor Australia, asserting various causes of action and seeking damages and/or a refund of contract proceeds paid of AUD $1.47 billion. Santos has joined Fluor to the matter on the basis of a parent company guarantee issued for the project. In March 2023, a panel of three referees appointed by the Court (the "Panel”) issued a draft, non-binding report setting forth recommendations to the Court regarding liability and damages in the lawsuit. When finalized, the Panel’s report has no legal effect unless it is adopted by the Court through an adoption hearing, and the Court can accept or reject, in whole or in part, the Panel’s recommendations. In the draft report, the Panel recommended judgment for Fluor on one of Santos’s damages claims that Santos contends has an approximate value of AUD $700 million, and recommended judgment for Santos on other claims that Santos contends have a roughly equivalent damages value (although the Panel has not yet recommended a precise amount of damages with respect to these claims and the amount of any damages is the subject of further submissions to the Panel). While the project contract contains a liability cap of approximately AUD $236 million, the Panel found that the liability cap did not apply to Santos’s claims. The Panel is expected to issue a final report later in 2023, after which the Court is expected to schedule an adoption hearing. In parallel with further action by the Panel, Fluor has submitted an application to have the Court set aside the reference to the Panel and the Panel’s recommendations on several procedural and substantive grounds, including its failure to apply the project contract’s liability cap. That application is expected to be heard in the third quarter of 2023.
Since September 2018, eleven separate purported shareholders' derivative actions were filed against current and former members of the Board of Directors, as well as certain of Fluor’s current and former executives. Fluor is named as a nominal defendant in the actions. These derivative actions purport to assert claims on behalf of Fluor and make substantially the same factual allegations as the securities class action matter which was resolved in 2022, as previously disclosed in our 2022 10-K, and seek various forms of monetary and injunctive relief. These actions are pending in Texas state court (District Court for Dallas County), the U.S. District Court for the District of Delaware, the U.S. District Court for the Northern District of Texas, and the Court of Chancery of the State of Delaware. Certain of these actions were consolidated, and all of these matters are currently stayed. The parties have reached an agreement for a global settlement of these matters. The settlement is subject to court approval, and the parties anticipate seeking that approval from the U.S. District Court for the Northern District of Texas.
There have been no substantive changes to the disclosures for the following commitments and contingencies since the matter was presented in the 2022 10-K.
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
Other Matters
In February 2020, we announced that the SEC is conducting an investigation and requested documents and information related to projects for which we recorded charges in the second quarter of 2019. In April 2020 and January 2022, Fluor received subpoenas from the U.S. DOJ seeking documents and information related to the second quarter 2019 charges; certain of the projects associated with those charges; and certain project accounting, financial reporting and governance matters. These matters remain unresolved, and we have continued to cooperate and engage with the SEC and DOJ regarding these investigations including discussions with the SEC regarding the potential resolution of its investigation. Based upon our assessment in the fourth quarter of 2022, we recorded an accrual related to this matter, although no assurance can be given as to the ultimate outcome of these matters, and we are not able to predict whether any legal, regulatory or reputational impacts of any allegations or resolution of these matters will have a material impact on our results.

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
10. Contract Assets and Liabilities
The following summarizes information about our contract assets and liabilities:

(in millions)	March 31, 2023	December 31, 2022
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$866	$738
Contract work in progress - lump-sum contracts	197	177
Contract assets	$1,063	$915

Advance billings deducted from contract assets	$239	$220

	3ME March 31,
(in millions)	2023	2022
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$313	$531
We periodically evaluate our project forecasts and the amounts recognized with respect to our claims and unapproved change orders. We include estimated amounts for claims and unapproved change orders in project revenue to the extent it is probable we will realize those amounts. As of March 31, 2023 and December 31, 2022, we had recorded $526 million and $498 million, respectively, of revenue associated with claims and unapproved change orders for costs incurred to date. Additional costs, which will increase this balance over time, are expected to be incurred in future periods. We had no material disputed back charges to suppliers or subcontractors as of March 31, 2023 and December 31, 2022.

11. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	March 31, 2023
Within 1 year	$13,056
1 to 2 years	7,412
Thereafter	3,890
Total RUPO	$24,358

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
12. Debt and Lines of Credit
Debt consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Borrowings under credit facility	$—	$—
Current:
2023 Notes	$—	$138
Other borrowings	16	14
Total current	$16	$152
Long-term:
Senior Notes
2024 Notes	381	$381
Unamortized discount on 2024 Notes	(1)	(1)
Unamortized deferred financing costs	—	—
2028 Notes	600	600
Unamortized discount on 2028 Notes	(1)	(1)
Unamortized deferred financing costs	(3)	(3)
Other long-term borrowings	2	2
Total long-term	$978	$978
Credit Facility
As of March 31, 2023, letters of credit totaling $420 million were outstanding under our $1.8 billion credit facility, which was amended in February 2023 to extend the maturity to February 2026. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.1 billion, defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of March 31, 2023, we had not made any borrowings under our credit line and maintained a borrowing capacity of $828 million.
Uncommitted Lines of Credit
As of March 31, 2023, letters of credit totaling $957 million were outstanding under uncommitted lines of credit.
Senior Notes
In January 2023, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million with no earnings impact.
13. Convertible Preferred Stock

First quarter CPS dividends of $10 million were paid in February 2023. In April 2023, our Board of Directors approved the payment of second quarter CPS dividends of $10 million, payable in May 2023.

Each share of CPS is convertible at the holder's option at any time into 44.9585 shares of our common stock per share of CPS. The conversion rate is subject to certain customary adjustments, but no payment or adjustment for accumulated but unpaid dividends will be made upon conversion, subject to certain limited exceptions. The CPS may not be redeemed by us; however, we are able, since May 20, 2022, to elect to cause all outstanding shares of CPS to be converted into shares of our common stock at the conversion rate, subject to certain conditions (and, if such conversion occurs prior to May 20, 2024, the payment of a cash make-whole premium). The most significant condition to our ability to invoke a conversion prior to May 2024 is the requirement that our common stock trade above $28.92 for 20 consecutive trading days, which occurred in the fourth quarter of 2022 and persisted through March 31, 2023. We estimate that the cash make-whole payment would have

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
been $60 million (using the actual average 5-day trading price leading up to March 31, 2023). If a make-whole fundamental change, as defined in the certificate of designations for the CPS, occurs, we will in certain circumstances be required to increase the conversion rate for a holder who elects to convert shares of CPS in connection with such make-whole fundamental change.
14. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2023				December 31, 2022
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$11	$11	$—	$—	$10	$10	$—	$—
Derivative assets(2)
Foreign currency	8	—	8	—	9	—	9	—
Commodity	2	—	2	—	4	—	4	—

Liabilities:
SMR warrants(3)	$29	$16	$13	$—	$38	$21	$17	$—
Derivative liabilities(2)
Foreign currency	$7	$—	$7	$—	8	—	8	—
Commodity	1	—	1	—	1	—	1	—
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

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
We have measured assets and liabilities held for sale at fair value on a nonrecurring basis. The following summarizes information about financial instruments that are not required to be measured at fair value:

		March 31, 2023		December 31, 2022
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,226	$1,226	$1,262	$1,262
Cash equivalents(2)	Level 2	911	911	1,177	1,177
Marketable securities(2)	Level 2	174	174	185	185
Notes receivable, including noncurrent portion(3)	Level 3	9	9	9	9
Liabilities:
2023 Senior Notes(4)	Level 2	$—	$—	$138	$138
2024 Senior Notes(4)	Level 2	380	372	380	370
2028 Senior Notes(4)	Level 2	596	554	596	545
Other borrowings, including noncurrent portion(5)	Level 2	18	18	16	16
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
15. Stock-Based Compensation
Equity Awards
Our executive and director stock-based compensation plans are described more fully in the 2022 10-K. In the 2023 and 2022 Quarters, RSUs totaling 383,974 and 367,380, respectively, were granted to executives at a weighted-average grant date fair value of $35.76 and $21.90 per share, respectively, and generally vest over three years.
Stock options for the purchase of 178,434 and 250,656 shares at a weighted-average exercise price of $35.76 and $21.90 per share were awarded to executives during the 2023 and 2022 Quarters, respectively. The options granted in 2023 and 2022 generally vest over three years and expire ten years after the grant date.
Performance-based award units totaling 274,755 were awarded to certain senior executives and all Section 16 officers during the 2023 Quarter and performance-based award units totaling 426,957 were awarded to Section 16 officers during the 2022 Quarter. These awards generally cliff vest after 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based elements of such awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter. For awards granted under the 2023 performance plan, 80% of the award is earned based on achievement of earnings before taxes targets over three one-year periods and 20% of the award is earned based on our three-year cumulative TSR relative to companies in the S&P 500 on the date of the award. For the majority of awards, generally only one-third of the

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
units awarded in any given year are deemed to be granted each year of the 3-year vesting periods. During 2023, the following units were granted based upon the establishment of performance targets:

	Performance-based Award Units Granted in 2023	Weighted Average Grant Date Fair Value Per Share
2023 Performance Award Plan	91,585	$39.00
2022 Performance Award Plan	142,319	$35.87
2021 Performance Award Plan	204,622	$46.84
For awards granted under the 2023, 2022 and 2021 performance award plans, the number of units are adjusted at the end of each performance period based on achievement of certain performance targets and market conditions, as defined in the award agreements.
Liability Awards
SGI awards and performance-based awards for other executives vest and become payable at a rate of one-third of the total award each year.

	Location in Statement of Operations	3ME March 31,
Compensation Expense (in millions)		2023	2022
SGI awards	G&A	$7	$10
Performance-based awards for other executives	G&A	7	15

Liabilities (in millions)	Location on Balance Sheet	March 31, 2023	December 31, 2022
SGI awards	Accrued salaries, wages and benefits and Other noncurrent liabilities	$48	$92
Performance-based awards for other executives	Accrued salaries, wages and benefits and Other noncurrent liabilities	16	15
16. Other Comprehensive Income (Loss)
The components of OCI follow:

	3ME March 31, 2023			3ME March 31, 2022
(in millions)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$46	$—	$46	$29	$—	$29
Ownership share of equity method investees’ OCI	(1)	—	(1)	—	1	1
DB plan adjustments	1	—	1	1	—	1
Unrealized gain (loss) on hedges	—	—	—	(2)	—	(2)
Total OCI	46	—	46	28	1	29
Less: OCI attributable to NCI	—	—	—	—	—	—
OCI attributable to Fluor	$46	$—	$46	$28	$1	$29

FLUOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
The changes in AOCI balances follow:

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	DB Plans	Unrealized Gain (Loss) on Hedges	AOCI, Net
Attributable to Fluor:
Balance as of December 31, 2022	$(328)	$(25)	$(13)	$1	$(365)
OCI before reclassifications	11	(1)	1	(1)	11
Amounts reclassified from AOCI	35	—	—	1	35
Net OCI	46	(1)	1	—	46
Balance as of March 31, 2023	$(282)	$(26)	$(12)	$1	$(319)
Attributable to NCI:
Balance as of December 31, 2022	$(2)	$—	$—	$—	$(2)
OCI before reclassifications	—	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	—	—	—	—	—
Balance as of March 31, 2023	$(2)	$—	$—	$—	$(2)

Attributable to Fluor:
Balance as of December 31, 2021	$(300)	$(56)	$(18)	$8	$(366)
OCI before reclassifications	29	1	1	2	33
Amounts reclassified from AOCI	—	—	—	(4)	(4)
Net OCI	29	1	1	(2)	29
Balance as of March 31, 2022	$(271)	$(55)	$(17)	$6	$(337)
Attributable to NCI:
Balance as of December 31, 2021	$(3)	$—	$—	$—	$(3)
OCI before reclassifications	—	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—	—
Net OCI	—	—	—	—	—
Balance as of March 31, 2022	$(3)	$—	$—	$—	$(3)
The reclassifications out of AOCI follow:

	Location in Statement of Operations	3ME March 31,
(in thousands)		2023	2022
Component of AOCI:
Foreign currency translation adjustment	Cost of revenue	$(35)	$—
Income tax benefit	Income tax expense (benefit)	—	—
Net of tax		$(35)	$—

Unrealized gain (loss) on derivative contracts:
Foreign currency contracts	Cost of revenue	$(1)	$5
Income tax expense	Income tax expense (benefit)	—	(1)
Net of tax		$(1)	$4

FLUOR CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements and our 2022 10-K. Except as the context otherwise requires, the terms Fluor or the Registrant, as used herein, are references to Fluor and references to the company, we, us, or our, as used herein, shall include Fluor, its consolidated subsidiaries and joint ventures.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements made herein, including statements regarding our projected operating results, liquidity and backlog levels and the implementation of strategic initiatives are forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of these forward-looking statements. We caution readers that forward-looking statements, including disclosures which use words such as we “believe,” “anticipate,” “expect,” “estimate,” "aspire," "commit," "will," "may" and similar statements, are subject to risks and uncertainties which could cause actual results to differ materially from stated expectations. Significant factors potentially contributing to such differences include:

•The cyclical nature of many of the markets we serve and our clients' vulnerability to poor economic conditions, such as inflation, slow growth or recessions, which may result in decreased capital investment and reduced demand for our services;
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
•The inability to hire and retain qualified personnel;
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
•The loss of business from one or more significant clients;
•The inability to adequately protect our intellectual property rights;
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

Additional information concerning these and other factors can be found in our press releases and periodic filings with the SEC, including the 2022 10-K. These filings are available publicly on the SEC’s website at http://www.sec.gov, on our website at http://investor.fluor.com or upon request from our Investor Relations Department at (469) 398-7222. We cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating Fluor and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
Results of Operations
We have decided to retain Stork's North American operations, which largely consists of our operations and maintenance business owned by Fluor prior to our acquisition of Stork. Beginning in the 2023 Quarter, this business line, renamed Plant & Facility Services, is included in our Urban Solutions segment for all periods presented.
In March 2023, we sold our AMECO South America business, which included operations in Chile and Peru. This transaction marks the completion of the AMECO divestiture for total proceeds of $144 million, including $17 million during the 2023 Quarter. Previous AMECO divestitures included assets in Africa, the Caribbean, Mexico and North America. Upon the sale of AMECO South America in the 2023 Quarter, we recognized a $60 million negative earnings impact, including $35 million for foreign currency translation.
In 2021, we committed to achieving net zero emissions for Scopes 1 and 2 absolute greenhouse gas emissions by the end of 2023, and we are on track to meet that objective.

	3ME March 31,
(in millions)	2023		2022
Revenue
Energy Solutions	$1,612		$1,174
Urban Solutions	1,208		1,061
Mission Solutions	649		593
Other	283		294
Total revenue	$3,752		$3,122

Segment profit (loss) $ and margin %
Energy Solutions	$88	5.5%	$54	4.6%
Urban Solutions	(20)	(1.7)%	17	1.6%
Mission Solutions	7	1.1%	58	9.8%
Other	(90)	NM	(14)	NM
Total segment profit (loss) $ and margin % (1)	$(15)	(0.4)%	$115	3.7%

G&A	(62)		(71)
Impairment	—		63
Foreign currency loss	(41)		(19)
Interest income (expense), net	41		(9)
Earnings (loss) attributable to NCI	(23)		8
Earnings (loss) before taxes	(100)		87
Income tax expense	(30)		(31)
Net earnings (loss)	(130)		56
Less: Net earnings (loss) attributable to NCI	(23)		8
Net earnings (loss) attributable to Fluor	$(107)		$48

New awards
Energy Solutions	$712		$682
Urban Solutions	1,775		620
Mission Solutions	331		386
Other	416		238
Total new awards	$3,234		$1,926

New awards related to projects located outside of the U.S.	53%		36%

Backlog	March 31, 2023		December 31, 2022
Energy Solutions	$8,558		$9,134
Urban Solutions	10,656		10,270
Mission Solutions	5,238		5,666
Other	1,171		979
Total backlog	$25,623		$26,049

Backlog related to projects located outside of the U.S.	49%		49%
Backlog related to reimbursable projects	64%		63%
(1) Total segment profit is a non-GAAP financial measure. We believe that total segment profit provides a meaningful perspective on our results as it is the aggregation of individual segment profit measures that we use to evaluate and manage our performance.
While we experienced reductions in demand for certain services and the delay or abandonment of ongoing or anticipated projects during the COVID pandemic, our ability to win work was not materially impacted by COVID during the 2023 Quarter. Although many of our projects are in a state we consider normal, we continue to deal with the effects of COVID on our operating results as our estimates are inclusive of COVID effects and client recoveries.

During the 2023 Quarter, consolidated revenue increased due to the ramp up of execution activities on several recently awarded Energy Solutions and Urban Solutions projects partially offset by declines in the volume of execution activity for projects which were completed or nearing completion.
Segment profit during the 2023 Quarter includes a $59 million charge for rework associated with subcontractor design errors, related schedule impacts and system integration testing timelines on the LAX Automated People Mover project and a $21 million charge for cost growth resulting from government directed change orders and the associated schedule delays on a weapons facility project as well as the $60 million negative earnings impact upon the sale of our AMECO South America business.
We did not recognize any material impairment expense during the 2023 Quarter. During the 2022 Quarter, we reversed $63 million in impairment originally recognized in 2021 when our Stork and AMECO businesses were classified as held for sale due primarily to remeasurement under held and used impairment criteria, for which CTA balances are excluded from carrying value.
The effective tax rate on earnings for the 2023 Quarter was (30.1)% compared to 35.4% for the 2022 Quarter. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME March 31
(In millions)	2023	2022
U.S. statutory federal tax expense (benefit)	$(21)	$18
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	(3)	1
Valuation allowance	52	16
Foreign tax effects	8	2
Noncontrolling interest	5	(2)
Sale of AMECO South America	(10)	—
Other adjustments	(1)	(4)
Total income tax expense	$30	$31
Backlog as of March 31, 2023 remained flat compared to December 31, 2022. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog differs from RUPO discussed elsewhere. RUPO includes only the amount of revenue we expect to recognize under contracts with definite terms and substantive termination provisions.
Segment Operations
Energy Solutions
Revenue in 2023 significantly increased due to the ramp up of execution activities on recently awarded mid-scale LNG projects, recently awarded chemicals projects in China, refinery projects in Mexico as well as a favorable foreign currency remeasurement effect on a project with multiple currencies. The 2023 revenue increase was partially offset by declines in the volume of execution activity for projects nearing completion.
Segment profit in 2023 increased due to the ramp up of execution activities on the refinery projects in Mexico and the mid-scale LNG projects as well as a $22 million favorable foreign currency remeasurement effect on a project with multiple currencies. The increase in segment profit was partially offset by an increase in expense on embedded foreign currency derivatives. The increase in segment profit margin in 2023 reflects these same factors.
New awards remained flat during the 2023 Quarter. The decline in backlog during the 2023 Quarter resulted from work performed outpacing new award activity.
Urban Solutions
Revenue in 2023 increased primarily due to the ramp up of execution activities on a large metals project in the U.S., a life sciences project, a recently awarded advanced technologies project and a mining project. The 2023 revenue increase was partially offset by declines in the volume of execution activity for a large mining project nearing completion as well as forecast revisions on a legacy infrastructure project.
Segment profit in 2023 reflects a $59 million charge for rework associated with subcontractor design errors, related schedule impacts and system integration testing timelines on the LAX Automated People Mover project. The decline in segment profit was partially offset by the favorable resolution of close out items on an advanced manufacturing project. The decline in segment profit margin in 2023 reflects these same factors.
New awards in 2023 increased due to a large advanced manufacturing project and an advanced technologies project. Backlog increased during 2023 due to the new award activity. Our staffing business does not report new awards or backlog.
Mission Solutions
Revenue in 2023 increased due to increased execution activities on three DOE contracts partially offset by the completion of a humanitarian support project and the favorable resolution of close out items on a completed Army Corps of Engineers project in the 2022 Quarter.
The decline in segment profit in 2023 was substantially driven by a $21 million charge for cost growth resulting from government directed change orders and the associated schedule delays on a weapons facility project as well as the completion of the humanitarian support project and the favorable resolution of the Army Corps of Engineers project in the 2022 Quarter. The decline in segment profit margin was driven by these same factors.
New awards remained flat during the 2023 Quarter. New awards in the 2023 Quarter included a 6-month contract extension on a DOE project. The decline in backlog during the 2023 Quarter resulted from work performed outpacing new award activity. Backlog included $3.0 billion and $3.9 billion of unfunded government contracts as of March 31, 2023 and December 31, 2022, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated.
Other
Other includes the operations of NuScale, Stork and the remaining AMECO business.

	3ME March 31,
(in millions)	2023	2022
NuScale (1)	$(29)	$(21)
Stork	1	4
AMECO	(62)	3
Segment profit (loss)	$(90)	$(14)

(1) NuScale expenses included in the determination of segment profit were as follows:
NuScale expenses	$(58)	$(45)
Less: DOE reimbursable expenses	8	23
NuScale expenses, net	(50)	(22)
Less: Attributable to NCI	21	1
NuScale profit (loss)	$(29)	$(21)
Segment profit in 2023 includes the $60 million negative earnings impact upon the sale of our AMECO South America business, including $35 million for foreign currency translation.

G&A

	3ME March 31,
(in millions)	2023	2022
G&A
Compensation	$43	$55
SEC investigation	5	5
Facilities	4	6
Exit costs	1	—
Other	9	5
G&A	$62	$71
Stock price driven compensation declined during the 2023 Quarter due to the decline in our stock price from December 31, 2022 to March 31, 2023.
Net Interest Income (Expense)
The increase in net interest income during the 2023 Quarter was primarily due to an increase in interest rates earned on cash deposits including at our joint ventures in Canada and Mexico as well as the redemption of the 2023 Notes.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2022 10-K.
Recent Accounting Pronouncements
Item is described more fully in the Notes to Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION
Our liquidity arises from available cash and cash equivalents and marketable securities, cash generated from operations, capacity under our credit facilities and, when necessary, access to capital markets. We have committed and uncommitted lines of credit available for revolving loans and letters of credit. We believe that for at least the next 12 months, anticipated cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements and debt maturities. We regularly review our sources and uses of liquidity and may pursue opportunities to address our liquidity needs.

Our credit facility contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, which is a one notch downgrade from both of our current ratings. If we are required to provide collateral, it would consist broadly of liens on our U.S. assets.
In January 2023, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million using cash on hand. We expect to address the maturity of the 2024 Notes through available liquidity, cash generated by our operations or via a new securities issue. However, we aspire to partially retire some portion of the 2024 Notes during 2023 using organic sources.
As of March 31, 2023, letters of credit totaling $420 million were outstanding under our $1.8 billion credit facility, which was amended in February 2023 to extend the maturity to February 2026. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.1 billion, all as defined in the amended credit facility. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of March 31, 2023 and through the issuance of this 10-Q, we had not made any borrowings under our credit line and maintained a borrowing capacity of $828 million.

Cash and cash equivalents combined with marketable securities were $2.3 billion as of March 31, 2023 and $2.6 billion as of December 31, 2022. Cash balances as of March 31, 2023 and December 31, 2022 include cash and cash equivalents and marketable securities held by NuScale of $268 million and $338 million, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.1 billion as of both March 31, 2023 and December 31, 2022, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $642 million and $706 million as of March 31, 2023 and December 31, 2022, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $111 million and $102 million as of March 31, 2023 and December 31, 2022, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of March 31, 2023 and December 31, 2022, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.

	3ME March 31,
(in millions)	2023	2022
OPERATING CASH FLOW	$(161)	$(188)

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	11	(76)
Capital expenditures	(20)	(10)
Proceeds from sales of assets incl. AMECO-South America	22	3
Investments in partnerships and joint ventures	(2)	(24)
Other	2	2
Investing cash flow	13	(105)

FINANCING CASH FLOW
Purchases and retirement of debt	(137)	—
Dividends paid on CPS	(10)	(10)
Other borrowings (debt repayments)	2	7
Distributions paid to NCI	—	(7)
Capital contributions by NCI	1	—
Other	(17)	(6)
Financing cash flow	(161)	(16)

Effect of exchange rate changes on cash	7	13
Increase (decrease) in cash and cash equivalents	(302)	(296)
Cash and cash equivalents at beginning of period	2,439	2,209
Cash and cash equivalents at end of period	$2,137	$1,913
Operating Activities
Cash flows from operating activities result primarily from our EPC activities and are affected by our earnings level and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project and the payments terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our lump-sum projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of March 31, 2023, our backlog included $1.7 billion for loss projects which may have a negative impact on our operating cash flow in future periods.
Our operating cash flow is typically lower in the first quarter of each year due to the timing of payout of employee incentive awards from the prior year. Our operating cash flow for the 2023 and 2022 Quarters was also negatively impacted by increases in working capital on several large projects. During the 2023 Quarter, we funded an estimated $15 million on loss projects.
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
Proceeds from sales of assets during the 2023 Quarter included $17 million for the sale of our AMECO South America business, which included operations in Chile and Peru.
Investments in unconsolidated partnerships and joint ventures in the 2022 Quarter included capital contributions to a recently formed Mission Solutions joint venture.
Financing Activities
In January 2023, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million with no earnings impact.
Cumulative cash dividends on the CPS are payable at an annual rate of 6.5% quarterly in arrears on February 15, May 15, August 15 and November 15, upon declaration of the dividend by our Board of Directors. Dividends accumulate from the most recent date on which dividends have been paid. First quarter CPS dividends of $10 million were paid in February 2023. In April 2023, our Board of Directors approved the payment of second quarter CPS dividends of $10 million, payable in May 2023.
Each share of CPS is convertible at the holder's option at any time into 44.9585 shares of our common stock per share of CPS. The conversion rate is subject to certain customary adjustments, but no payment or adjustment for accumulated but unpaid dividends will be made upon conversion, subject to certain limited exceptions. The CPS may not be redeemed by us; however, we are able, since May 20, 2022, to elect to cause all outstanding shares of CPS to be converted into shares of our common stock at the conversion rate, subject to certain conditions (and, if such conversion occurs prior to May 20, 2024, the payment of a cash make-whole premium). The most significant condition to our ability to invoke a conversion prior to May 2024 is the requirement that our common stock trade above $28.92 for 20 consecutive trading days, which occurred in the fourth quarter of 2022 and persisted through March 31, 2023. We estimate that the cash make-whole payment would have been $61 million at March 31, 2023 (assuming we minimally exceeded the minimum trading price to invoke the conversion) or $60 million (using the actual average 5-day trading price leading up to March 31, 2023). If a make-whole fundamental change, as defined in the certificate of designations for the CPS, occurs, we will in certain circumstances be required to increase the conversion rate for a holder who elects to convert shares of CPS in connection with such make-whole fundamental change.
Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in the 2022 Quarter primarily related to a petrochemical joint venture project in Canada. Capital contributions by NCI during the 2023 Quarter related to investments by NuScale's NCI holders.
We have a common stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. As of March 31, 2023, over 10 million shares could still be purchased under the existing stock repurchase program, although we do not have any immediate intent to begin such repurchases.

Letters of Credit
As of March 31, 2023, letters of credit totaling $420 million were outstanding under committed lines of credit and letters of credit totaling $957 million were outstanding under uncommitted lines of credit. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $15 billion as of March 31, 2023.
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk during the 2023 Quarter. Accordingly, the disclosures provided in the 2022 10-K remain relevant.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	3ME March 31,
(in millions)	2023	2022
Backlog, January 1	$26,049	$20,800
New awards	3,234	1,926
Adjustments and cancellations, net	52	(398)
Work performed	(3,712)	(3,074)
Backlog, March 31	$25,623	$19,254

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
Additional information on matters in dispute may be found in Part I, Item 1 of this Q1 2023 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2022 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended March 31, 2023 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
January 1 — January 31, 2023	—	$—	—	10,513,093
February 1 — February 28, 2023	—	—	—	10,513,093
March 1 — March 31, 2023	—	—	—	10,513,093
Total	—	$—	—
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

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on November 4, 2022).
10.1	Form of Option Agreement (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan.*
10.2	Form of Restricted Stock Unit Agreement (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan.*
10.3	Form of Performance Award (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from our Q1 2023 10-Q for the three months ended March 31, 2023, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 5, 2023	By:	/s/ Joseph L. Brennan
Joseph L. Brennan
Chief Financial Officer

Date:	May 5, 2023	By:	/s/ John C. Regan
John C. Regan
Chief Accounting Officer