Form 10-Q
period 2023-06-30
FLUOR CORP
filed 2023-08-04
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2023, 143,368,344 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2022 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
2022 Period	Six months ended June 30, 2022
2022 Quarter	Three months ended June 30, 2022
2023 Period	Six months ended June 30, 2023
2023 Quarter	Three months ended June 30, 2023
3ME	Three months ended
6ME	Six months ended
AMECO	American Equipment Company, Inc.
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATLS	Advanced technologies & life sciences
CFM	Customer-furnished materials
COVID	Coronavirus pandemic
CPS	Convertible preferred stock
CTA	Currency translation adjustment
DB plan	Defined benefit pension plan
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
EPC	Engineering, procurement and construction
EPS	Earnings (loss) per share
Exchange Act	Securities Exchange Act of 1934
Fluor	Fluor Corporation
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
IT	Information technology
LNG	Liquefied natural gas
NCI	Noncontrolling interests
NM	Not meaningful
NuScale	NuScale Power, LLC
OCI	Other comprehensive income (loss)
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
SGI	Stock growth incentive awards
SMR	Small modular reactor
Stork	Stork Holding B.V. and subsidiaries
TSR	Total shareholder return
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	3ME June 30,		6ME June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Revenue	$3,939	$3,299	$7,692	$6,422
Cost of revenue	(3,741)	(3,184)	(7,532)	(6,185)
Gross profit	198	115	160	237
G&A	(60)	(45)	(121)	(117)
Impairment	—	—	—	63
Foreign currency gain (loss)	(44)	36	(86)	18
Operating profit (loss)	94	106	(47)	201
Interest expense	(16)	(13)	(32)	(29)
Interest income	53	12	110	19
Earnings before taxes	131	105	31	191

Income tax expense	(63)	(32)	(93)	(63)
Net earnings (loss)	68	73	(62)	128
Less: Net earnings (loss) attributable to NCI	7	7	(16)	14
Net earnings (loss) attributable to Fluor	61	66	(46)	114
Less: Dividends on CPS	10	10	20	20
Net earnings (loss) available to Fluor common stockholders	$51	$56	$(66)	$94

Basic EPS available to Fluor common stockholders	$0.36	$0.40	$(0.46)	$0.67
Diluted EPS available to Fluor common stockholders	0.35	0.38	(0.46)	0.66

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	3ME June 30,		6ME June 30,
(in millions)	2023	2022	2023	2022
Net earnings (loss)	$68	$73	$(62)	$128

OCI, net of tax:
Foreign currency translation adjustment	19	(33)	65	(4)
Ownership share of equity method investees’ OCI	(3)	17	(4)	18
Other	1	(1)	2	(2)
Total OCI, net of tax	17	(17)	63	12
Comprehensive income	85	56	1	140
Less: Comprehensive income (loss) attributable to NCI	7	8	(16)	15
Comprehensive income attributable to Fluor	$78	$48	$17	$125
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in millions, except share and per share amounts)	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents ($643 and $706 related to VIEs)	$2,262	$2,439
Marketable securities ($30 and $130 related to VIEs)	60	185
Accounts receivable, net ($151 and $196 related to VIEs)	1,163	1,109
Contract assets ($221 and $186 related to VIEs)	1,032	915
Other current assets ($29 and $30 related to VIEs)	361	396
Total current assets	4,878	5,044
Noncurrent assets
Property, plant and equipment, net ($40 and $45 related to VIEs)	439	447
Investments	667	584
Deferred taxes	34	34
Deferred compensation trusts	234	234
Goodwill	206	206
Other assets ($80 and $54 related to VIEs)	298	278
Total noncurrent assets	1,878	1,783
Total assets	$6,756	$6,827
LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($251 and $253 related to VIEs)	$1,155	$1,017
Short-term debt and current portion of long-term debt	17	152
Contract liabilities ($351 and $352 related to VIEs)	679	742
Accrued salaries, wages and benefits ($22 and $24 related to VIEs)	575	626
Other accrued liabilities ($47 and $46 related to VIEs)	764	679
Total current liabilities	3,190	3,216
Long-term debt	979	978
Deferred taxes	81	73
Other noncurrent liabilities ($43 and $54 related to VIEs)	536	564

Commitments and contingencies

Equity
Shareholders’ equity
Preferred stock — authorized 20,000,000 shares ($0.01 par value); issued and outstanding — 600,000 shares in 2023 and 2022	—	—
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 143,368,344 and 142,322,247 shares in 2023 and 2022, respectively	1	1
APIC	1,267	1,254
AOCI	(302)	(365)
Retained earnings	831	896
Total shareholders’ equity	1,797	1,786
NCI	173	210
Total equity	1,970	1,996
Total liabilities and equity	$6,756	$6,827
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	6ME June 30,
(in millions)	2023	2022
OPERATING CASH FLOW
Net earnings (loss)	$(62)	$128
Adjustments to reconcile net earnings (loss) to operating cash flow:
Impairment	—	(63)
Depreciation and amortization	37	35
(Earnings) loss from equity method investments, net of distributions	(9)	(10)
(Gain) loss on sales of assets (including AMECO-South America in 2023)	58	(11)
Stock-based compensation	24	20
Deferred taxes	10	(14)
Changes in assets and liabilities	(162)	(215)
Other	5	(3)
Operating cash flow	(99)	(133)

INVESTING CASH FLOW
Purchases of marketable securities	(90)	(236)
Proceeds from sales and maturities of marketable securities	217	243
Capital expenditures	(42)	(23)
Proceeds from sales of assets (including AMECO-South America in 2023)	23	131
Investments in partnerships and joint ventures	(10)	(46)
Other	5	8
Investing cash flow	103	77

FINANCING CASH FLOW
Purchases and retirement of debt	(137)	(23)
Dividends paid on CPS	(20)	(20)
Other borrowings (debt repayments)	1	8
Distributions paid to NCI	(27)	(12)
Capital contributions by NCI	2	—
Taxes paid on vested restricted stock	(10)	(5)
Other	(6)	(2)
Financing cash flow	(197)	(54)

Effect of exchange rate changes on cash	16	(25)
Increase (decrease) in cash and cash equivalents	(177)	(135)
Cash and cash equivalents at beginning of period	2,439	2,209
Cash and cash equivalents at end of period	$2,262	$2,074

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$31	$28
Cash paid for income taxes (net of refunds)	70	55

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
UNAUDITED

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF MARCH 31, 2023	1	$—	143	$1	$1,257	$(319)	$780	$1,719	$188	$1,907
Net earnings	—	—	—	—	—	—	61	61	7	68
OCI	—	—	—	—	—	17	—	17	—	17
Dividends on CPS ($16.25 per share)			—	—	—	—	(10)	(10)	—	(10)
Distributions to NCI, net of contributions	—	—	—	—	—	—	—	—	(26)	(26)
Other NCI transactions	—	—	—	—	2	—	—	2	4	6
Stock-based plan activity	—	—	—	—	8	—	—	8	—	8
BALANCE AS OF JUNE 30, 2023	1	—	143	$1	$1,267	$(302)	$831	$1,797	$173	$1,970

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	1	$—	142	$1	$1,254	$(365)	$896	$1,786	$210	$1,996
Net earnings (loss)	—	—	—	—	—	—	(46)	(46)	(16)	(62)
OCI	—	—	—	—	—	63	—	63	—	63
Dividends on CPS ($32.50 per share)	—	—	—	—	—	—	(19)	(19)	—	(19)
Distributions to NCI, net of contributions	—	—	—	—	—	—	—	—	(25)	(25)
Other NCI transactions	—	—	—	—	4	—	—	4	4	8
Stock-based plan activity	—	—	1	—	9	—	—	9	—	9
BALANCE AS OF JUNE 30, 2023	1	—	143	$1	$1,267	$(302)	$831	$1,797	$173	$1,970
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
UNAUDITED

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF MARCH 31, 2022	1	$—	142	$1	$976	$(337)	$829	$1,469	$176	$1,645
Net earnings	—	—	—	—	—	—	66	66	7	73
OCI	—	—	—	—	—	(18)	—	(18)	1	(17)
Dividends on CPS ($16.25 per share)	—	—	—	—	—	—	(10)	(10)	—	(10)
Distributions to NCI, net of contributions	—	—	—	—	—	—	—	—	(5)	(5)
Other NCI transactions	—	—	—	—	—	—	—	—	1	1
Stock-based plan activity	—	—	—	—	7	—	—	7	—	7
BALANCE AS OF JUNE 30, 2022	1	$—	142	$1	$983	$(355)	$885	$1,514	$180	$1,694

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	1	$—	141	$1	$967	$(366)	$791	$1,393	$174	$1,567
Net earnings	—	—	—	—	—	—	114	114	14	128
OCI	—	—	—	—	—	11	—	11	1	12
Dividends on CPS ($32.50 per share)	—	—	—	—	—	—	(20)	(20)	—	(20)
Distributions to NCI, net of contributions	—	—	—	—	—	—	—	—	(12)	(12)
Other NCI transactions	—	—	—	—	1	—	—	1	3	4
Stock-based plan activity	—	—	1	—	15	—	—	15	—	15
BALANCE AS OF JUNE 30, 2022	1	$—	142	$1	$983	$(355)	$885	$1,514	$180	$1,694

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

The financial statements included herein are unaudited. We believe they contain all adjustments of a normal recurring nature which are necessary to present fairly our financial position and our operating results as of and for the periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in tables may not total or agree back to the financial statements due to immaterial rounding differences. Management has evaluated all material events occurring subsequent to June 30, 2023 through the filing date of this Q2 2023 10-Q.
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
2. Recent Accounting Pronouncements
We did not implement any new accounting pronouncements during the 2023 Period. However, we are evaluating the impact of the future disclosures that may arise under recent SEC and other promulgators' recently finalized rules and outstanding proposals.
In the 2023 Quarter, the SEC approved listing standards proposed by the New York Stock Exchange that require listed companies to recover or “clawback” incentive-based compensation erroneously received by current and former executive officers in the event of a restatement to previously issued financial information. We will be required to amend our clawback policy by December 2023, but do not expect the adoption will have any impact on our financial statements.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
3. Earnings Per Share
Potentially dilutive securities include CPS, stock options, RSUs and performance-based award units. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the if-converted and treasury stock methods. In computing diluted EPS, only securities that are actually dilutive are included.

	3ME June 30,		6ME June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net earnings (loss) attributable to Fluor	$61	$66	$(46)	$114
Less: Dividends on CPS	10	10	20	20
Net earnings (loss) available to Fluor common stockholders	51	56	(66)	94

Weighted average common shares outstanding	143	142	143	142
Diluted effect:
CPS	27	27	—	—
Stock options, RSUs and performance-based award units	2	3	—	2
Weighted average diluted shares outstanding	172	172	143	144

Basic EPS available to Fluor common stockholders	$0.36	$0.40	$(0.46)	$0.67
Diluted EPS available to Fluor common stockholders	$0.35	$0.38	$(0.46)	$0.66

Anti-dilutive securities not included in shares outstanding:
CPS	—	—	27	27
Stock options, RSUs and performance-based award units	3	3	5	3

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
4. Operating Information by Segment and Geographic Area
We have decided to retain Stork's North American operations, which largely consists of our operations and maintenance business owned by Fluor prior to our acquisition of Stork. Beginning in 2023, this business line, which was previously a part of the "Other" segment, was renamed Plant & Facility Services, and is included in our Urban Solutions segment for all periods presented.

	3ME June 30,		6ME June 30,
(in millions)	2023	2022	2023	2022
Revenue
Energy Solutions	$1,721	$1,330	$3,333	$2,505
Urban Solutions	1,202	1,134	2,411	2,195
Mission Solutions	705	547	1,354	1,140
Other	311	288	594	582
Total revenue	$3,939	$3,299	$7,692	$6,422

Segment profit (loss)
Energy Solutions	$89	$65	$178	$119
Urban Solutions	76	12	55	29
Mission Solutions	40	28	47	86
Other	(14)	3	(104)	(11)
Total segment profit	$191	$108	$176	$223

G&A	(60)	(45)	(121)	(117)
Impairment	—	—	—	63
Foreign currency gain (loss)	(44)	36	(86)	18
Interest income (expense), net	37	(1)	78	(10)
Earnings (loss) attributable to NCI	7	7	(16)	14
Earnings before taxes	$131	$105	$31	$191

Intercompany revenue for our professional staffing business, excluded from revenue above	$74	$61	$143	$121
Energy Solutions. Segment profit in the 2023 Quarter and 2023 Period increased primarily due to the ramp up of execution activities on refinery projects in Mexico, positive forecast adjustments totaling $74 million (or $0.31 per share) on two projects and close out matters on a chemicals project. Despite the overall increase in segment profit, both the 2023 Quarter and 2023 Period included a charge of $34 million (or $0.20 per share) for cost growth and schedule extension on an upstream project. The 2023 Period included a favorable foreign currency remeasurement effect totaling $22 million (or $0.09 per share) on a project with multiple currencies. Segment profit in the 2023 Quarter and 2023 Period included losses of $8 million and $47 million, respectively, related to embedded foreign currency derivatives. Segment profit in the 2022 Quarter and 2022 Period included gains of $17 million and $4 million, respectively, related to an embedded foreign currency derivative.
Urban Solutions. Segment profit for the 2023 Quarter and 2023 Period improved due to a positive forecast adjustment on one legacy infrastructure project as well as the ramp up of execution activities on several new ATLS projects. Segment profit in the 2023 Period included a $59 million (or $0.34 per share) charge for rework associated with subcontractor design errors, related schedule impacts and system integration testing timelines on the LAX Automated People Mover project. Segment profit in the 2022 Quarter and 2022 Period included a project charge of $32 million (or $0.14 per share) related to procurement and subcontractor cost growth on an infrastructure project.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
Mission Solutions. Segment profit in the 2023 Period included a $30 million (or $0.17 per share) charge for cost growth resulting from government directed change orders and the associated schedule delays on a weapons facility project.
Other. Segment profit (loss) for NuScale, Stork and AMECO follows:

	3ME June 30,		6ME June 30,
(in millions)	2023	2022	2023	2022
NuScale(1)	$(23)	$(8)	$(52)	$(29)
Stork	9	8	10	12
AMECO	—	3	(62)	6
Segment profit (loss)	$(14)	$3	$(104)	$(11)
(1) As of June 30, 2023, we had an approximate 56% ownership in NuScale.
In March 2023, we sold our AMECO South America business, which included operations in Chile and Peru. This transaction marks the completion of the AMECO divestiture for total proceeds of $144 million, including $17 million during the 2023 Period. Previous AMECO divestitures included assets in Africa, the Caribbean, Mexico and North America. Upon the sale of AMECO South America in the 2023 Period, we recognized a $60 million negative earnings impact, including $35 million associated with foreign currency translation.
Total assets by segment are as follows:

(in millions)	June 30, 2023	December 31, 2022
Energy Solutions	$1,146	$967
Urban Solutions	1,162	1,170
Mission Solutions	543	485
Other	574	583
Corporate	3,331	3,622
Total assets	$6,756	$6,827
Revenue by project location follows:

	3ME June 30,		6ME June 30,
(in millions)	2023	2022	2023	2022
North America	$2,762	$2,101	$5,413	$4,009
Asia Pacific (includes Australia)	436	203	761	452
Europe	530	595	1,042	1,145
Central and South America	177	356	398	707
Middle East and Africa	34	44	78	109
Total revenue	$3,939	$3,299	$7,692	$6,422
5. Impairment
We did not recognize any material impairment expense during the 2023 Period. During the 2022 Period, we reversed $63 million in impairment originally recognized in 2021 when our Stork and AMECO businesses were classified as held for sale, due primarily to remeasurement under held and used impairment criteria, for which CTA balances are excluded from carrying value.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
6. Income Taxes

The effective tax rate on earnings was 47.9% for the 2023 Quarter and 302.7% for the 2023 Period compared to 30.7% for the 2022 Quarter and 32.8% for the 2022 Period. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME June 30		6ME June 30
(In millions)	2023	2022	2023	2022
U.S statutory federal income tax expense	$27	$22	$6	$40
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	—	1	(2)	1
Valuation allowance, net	23	20	75	35
Foreign tax impacts	8	(13)	16	(10)
Noncontrolling interest	(1)	(2)	3	(3)
Sale of AMECO South America	—	—	(10)	—
Other adjustments	6	4	5	—
Total income tax expense	$63	$32	$93	$63
7. Partnerships and Joint Ventures
Many of our partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Investments in a loss position of $428 million and $312 million were included in other accrued liabilities as of June 30, 2023 and December 31, 2022, respectively, and consisted primarily of provision for anticipated losses on two legacy infrastructure projects. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts receivable, net” was $178 million and $185 million as of June 30, 2023 and December 31, 2022, respectively.
Variable Interest Entities

The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net liability of $6 million as of June 30, 2023 and a net asset of $46 million as of December 31, 2022. Some of our VIEs have debt; however, such debt is typically non-recourse in nature. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of June 30, 2023 for the unconsolidated VIEs were $57 million.
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
8. Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $12 billion as of June 30, 2023. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of June 30, 2023 and December 31, 2022.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
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
Fluor Australia Ltd., our wholly-owned subsidiary (“Fluor Australia”), completed a cost reimbursable engineering, procurement and construction management services project for Santos Ltd. (“Santos”) involving a large network of natural gas gathering and processing facilities in Queensland, Australia. On December 13, 2016, Santos filed an action in Queensland Supreme Court (the “Court”) against Fluor Australia, asserting various causes of action and seeking damages and/or a refund of contract proceeds paid of AUD $1.47 billion. Santos has joined Fluor to the matter on the basis of a parent company guarantee issued for the project. In March 2023, a panel of three referees appointed by the Court (the "Panel”) issued a draft, non-binding report setting forth recommendations to the Court regarding liability and damages in the lawsuit. After consideration of further submissions by the parties, the Panel finalized its report on July 14, 2023. The Panel’s report has no legal effect unless it is adopted by the Court through an adoption hearing, and the Court can accept or reject, in whole or in part, the Panel’s recommendations. In the final report, the Panel recommended judgment for Fluor on one of Santos’s damages claims that Santos contends has an approximate value of AUD $700 million, and recommended judgment for Santos on other claims that the Panel valued at AUD $790 million. While the project contract contains a liability cap of approximately AUD $236 million, the Panel found that the liability cap did not apply to Santos’s claims. Fluor has made an application to have the Court set aside the reference to the Panel and the Panel’s recommendations on several procedural and substantive grounds, including in relation to apparent bias of the referees, a failure to comply with the order which established the reference to the Panel and a lack of procedural fairness. In July 2023, the Court held oral argument on that application. We do not expect a decision until after the Court holds an adoption hearing, which is scheduled for February 2024. At any adoption hearing, Fluor will contend that the Court should not adopt the Panel’s recommendation based on numerous grounds, including the Panel’s failure to apply the project’s liability cap.
Since September 2018, eleven separate purported shareholders' derivative actions were filed against current and former members of the Board of Directors, as well as certain of Fluor’s current and former executives. Fluor is named as a nominal defendant in the actions. These derivative actions purport to assert claims on behalf of Fluor and make substantially the same factual allegations as the securities class action matter which was resolved in 2022, as previously disclosed in our 2022 10-K, and seek various forms of monetary and injunctive relief. These actions are pending in Texas state court (District Court for Dallas County), the U.S. District Court for the District of Delaware, the U.S. District Court for the Northern District of Texas, and the Court of Chancery of the State of Delaware. Certain of these actions were consolidated, and all of these matters are currently stayed. The parties have reached an agreement for a global settlement of these matters. The settlement was subject to court approval, with preliminary approval granted in July 2023, and a final approval hearing scheduled for September 2023.
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
NOTES TO FINANCIAL STATEMENTS
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
Other Matters
In February 2020, we announced that the SEC is conducting an investigation and requested documents and information related to projects for which we recorded charges in the second quarter of 2019. In April 2020 and January 2022, Fluor received subpoenas from the U.S. DOJ seeking documents and information related to the second quarter 2019 charges; certain of the projects associated with those charges; and certain project accounting, financial reporting and governance matters. In May 2023, the DOJ advised that it had closed its investigation and does not intend to bring charges. The SEC investigation remains unresolved, and we have continued to cooperate and engage with the SEC including discussions with the SEC regarding the potential resolution of its investigation. Based upon our assessment in the fourth quarter of 2022, we recorded an accrual related to this matter, although no assurance can be given as to the ultimate outcome of the matter, and we are not able to predict whether any legal, regulatory or reputational impacts of any allegations or resolution of the matter will have a material impact on our results.
10. Contract Assets and Liabilities

The following summarizes information about our contract assets and liabilities:

(in millions)	June 30, 2023	December 31, 2022
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$849	$738
Contract work in progress - lump-sum contracts	183	177
Contract assets	$1,032	$915

Advance billings deducted from contract assets	$211	$220

	6ME June 30,
(in millions)	2023	2022
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$471	$741

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
We periodically evaluate our project forecasts and the amounts recognized with respect to our claims and unapproved change orders. We include estimated amounts for claims and unapproved change orders in project revenue to the extent it is probable we will realize those amounts. As of June 30, 2023 and December 31, 2022, we had recorded $586 million and $498 million, respectively, of revenue associated with claims and unapproved change orders for costs incurred to date. Additional costs, which will increase this balance over time, are expected to be incurred in future periods. We had up to $20 million of back charges that may be disputed as of June 30, 2023, but none as of December 31, 2022.
11. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	June 30, 2023
Within 1 year	$13,212
1 to 2 years	7,445
Thereafter	3,729
Total RUPO	$24,386
12. Debt and Letters of Credit

Debt consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Borrowings under credit facility	$—	$—

Current:
2023 Notes	$—	$138
Other borrowings	17	14
Total current	$17	$152
Long-term:
Senior Notes
2024 Notes	381	381
Unamortized discount on 2024 Notes	(1)	(1)
Unamortized deferred financing costs	—	—
2028 Notes	600	600
Unamortized discount on 2028 Notes	(1)	(1)
Unamortized deferred financing costs	(2)	(3)
Other long-term borrowings	2	2
Total long-term	$979	$978

Credit Facility

As of June 30, 2023, letters of credit totaling $451 million were outstanding under our $1.8 billion credit facility, which was amended in February 2023 to extend the maturity to February 2026. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.1 billion, defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of June 30, 2023, we had not made any borrowings under our credit facility and maintained a borrowing capacity of $776 million.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
Uncommitted Lines of Credit
As of June 30, 2023, letters of credit totaling $930 million were outstanding under uncommitted lines of credit.
Senior Notes
In January 2023, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million with no earnings impact.
13. Convertible Preferred Stock

Second quarter CPS dividends of $10 million were paid in May 2023. In July 2023, our Board of Directors approved the payment of third quarter CPS dividends of $10 million, payable in August 2023.

Each share of CPS is convertible at the holder's option at any time into 44.9585 shares of our common stock per share of CPS. The conversion rate is subject to certain customary adjustments, but no payment or adjustment for accumulated but unpaid dividends will be made upon conversion, subject to certain limited exceptions. The CPS may not be redeemed by us; however, we are able, since May 20, 2022, to elect to cause all outstanding shares of CPS to be converted into shares of our common stock at the conversion rate, subject to certain conditions (and, if such conversion occurs prior to May 20, 2024, the payment of a cash make-whole premium). The most significant condition to our ability to invoke a conversion prior to May 2024 is the requirement that our common stock trade above $28.92 for 20 consecutive trading days. We estimate that the cash make-whole payment would have been $48 million as of June 30, 2023 (assuming we minimally exceeded the minimum trading price to invoke the conversion).

If a make-whole fundamental change, as defined in the certificate of designations for the CPS, occurs, we will in certain circumstances be required to increase the conversion rate for a holder who elects to convert shares of CPS in connection with such make-whole fundamental change.
14. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2023				December 31, 2022
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$13	$13	$—	$—	$10	$10	$—	$—
Derivative assets(2)
Foreign currency	7	—	7	—	9	—	9	—
Commodity	1	—	1	—	4	—	4	—

Liabilities:
SMR warrants (3)	$30	$16	$14	$—	$38	$21	$17	$—
Derivative liabilities(2)
Foreign currency	4	—	4	—	8	—	8	—
Commodity	1	—	1	—	1	—	1	—
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
We have measured assets and liabilities held for sale at fair value on a nonrecurring basis. The following summarizes information about financial instruments that are not required to be measured at fair value:

		June 30, 2023		December 31, 2022
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,334	$1,334	$1,262	$1,262
Cash equivalents(2)	Level 2	928	928	1,177	1,177
Marketable securities(2)	Level 2	60	60	185	185
Notes receivable, including noncurrent portion(3)	Level 3	9	9	9	9
Liabilities:
2023 Senior Notes(4)	Level 2	$—	$—	$138	$138
2024 Senior Notes(4)	Level 2	380	371	380	370
2028 Senior Notes(4)	Level 2	597	560	596	545
Other borrowings, including noncurrent portion(5)	Level 2	19	19	16	16
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
15. Stock-Based Compensation
Equity Awards
Our executive and director stock-based compensation plans are described more fully in the 2022 10-K. In the 2023 and 2022 Periods, RSUs totaling 432,654 and 415,356, respectively, were granted to executives and directors at a weighted-average grant date fair value of $34.88 and $22.36 per share, respectively, and generally vest over three years. RSUs granted to directors in 2023 and 2022 vested upon grant.
Stock options for the purchase of 178,434 and 250,656 shares at a weighted-average exercise price of $35.76 and $21.90 per share were awarded to executives during the 2023 and 2022 Periods, respectively. The options granted in 2023 and 2022 generally vest over three years and expire ten years after the grant date.
Performance-based award units totaling 274,755 were awarded to certain senior executives and all of Section 16 officers during the 2023 Period and performance-based award units totaling 426,957 were awarded to Section 16 officers during the 2022 Period. These awards generally cliff vest after three years and contain annual performance conditions for each of the three years of the vesting period. Under GAAP, performance-based elements of such awards are not deemed granted until

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
the performance targets have been established. The performance targets for each year are generally established in the first quarter. For awards granted under the 2023 performance plan, 80% of the award is earned based on achievement of earnings before taxes targets over three one-year periods and 20% of the award is earned based on our three-year cumulative TSR relative to companies in the S&P 500 on the date of the award. For the majority of awards, generally only one-third of the units awarded in any given year are deemed to be granted each year of the three-year vesting periods. During 2023, the following units were granted based upon the establishment of performance targets:

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
Liability Awards
SGI awards and performance-based awards for other executives vest and become payable at a rate of one-third of the total award each year.

	Location in Statement of Operations	3ME June 30,		6ME June 30,
(in millions)		2023	2022	2023	2022
SGI awards	G&A	$4	$1	$11	$11
Performance-based awards for other executives	G&A	10	(3)	17	12

Liabilities (in millions)	Location on Balance Sheet	June 30, 2023	December 31, 2022
SGI awards	Accrued salaries, wages and benefits and other noncurrent liabilities	$52	$92
Performance-based awards for other executives	Accrued salaries, wages and benefits and other noncurrent liabilities	26	15

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
16. Other Comprehensive Income (Loss)
The components of OCI follow:

	3ME June 30, 2023			3ME June 30, 2022
(in millions)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$19	$—	$19	$(33)	$—	$(33)
Ownership share of equity method investees’ OCI	(4)	1	(3)	21	(4)	17
Other	1	—	1	(1)	—	(1)
Total OCI	16	1	17	(13)	(4)	(17)
Less: OCI attributable to NCI	—	—	—	1	—	1
OCI attributable to Fluor	$16	$1	$17	$(14)	$(4)	$(18)

	6ME June 30, 2023			6ME June 30, 2022
(in millions)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$65	$—	$65	$(4)	$—	$(4)
Ownership share of equity method investees’ OCI	(5)	1	(4)	21	(3)	18
Other	2	—	2	(3)	1	(2)
Total OCI	62	1	63	14	(2)	12
Less: OCI attributable to NCI	—	—	—	1	—	1
OCI attributable to Fluor	$62	$1	$63	$13	$(2)	$11

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
The changes in AOCI balances follow:

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	Other	AOCI, Net
Attributable to Fluor:
Balance as of March 31, 2023	$(282)	$(26)	$(11)	$(319)
OCI before reclassifications	19	(3)	—	16
Amounts reclassified from AOCI	—	—	1	1
Net OCI	19	(3)	1	17
Balance as of June 30, 2023	$(263)	$(29)	$(10)	$(302)
			0
Attributable to NCI:			0
Balance as of March 31, 2023	$(2)	$—	$—	$(2)
OCI before reclassifications	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—
Net OCI	—	—	—	—
Balance as of June 30, 2023	$(2)	$—	$—	$(2)

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	Other	AOCI, Net
Attributable to Fluor:
Balance as of December 31, 2022	$(328)	$(25)	$(12)	$(365)
OCI before reclassifications	65	(4)	—	61
Amounts reclassified from AOCI	—	—	2	2
Net OCI	65	(4)	2	63
Balance as of June 30, 2023	$(263)	$(29)	$(10)	$(302)
			0
Attributable to NCI:			0
Balance as of December 31, 2022	$(2)	$—	$—	$(2)
OCI before reclassifications	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—
Net OCI	—	—	—	—
Balance as of June 30, 2023	$(2)	$—	$—	$(2)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	Other	AOCI, Net
Attributable to Fluor:
Balance as of March 31, 2022	$(271)	$(55)	$(11)	$(337)
OCI before reclassifications	(34)	10	(4)	(28)
Amounts reclassified from AOCI	—	7	3	10
Net OCI	(34)	17	(1)	(18)
Balance as of June 30, 2022	$(305)	$(38)	$(12)	$(355)
			0
Attributable to NCI:			0
Balance as of March 31, 2022	$(3)	$—	$—	$(3)
OCI before reclassifications	1	—	—	1
Amounts reclassified from AOCI	—	—	—	—
Net OCI	1	—	—	1
Balance as of June 30, 2022	$(2)	$—	$—	$(2)

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	Other	AOCI, Net
Attributable to Fluor:
Balance as of December 31, 2021	$(300)	$(56)	$(10)	$(366)
OCI before reclassifications	(5)	10	(1)	4
Amounts reclassified from AOCI	—	8	(1)	7
Net OCI	(5)	18	(2)	11
Balance as of June 30, 2022	$(305)	$(38)	$(12)	$(355)
			0
Attributable to NCI:			0
Balance as of December 31, 2021	$(3)	$—	$—	$(3)
OCI before reclassifications	1	—	—	1
Amounts reclassified from AOCI	—	—	—	—
Net other comprehensive income (loss)	1	—	—	1
Balance as of June 30, 2022	$(2)	$—	$—	$(2)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
The reclassifications out of AOCI follow:

	Location in Statement of Operations	3ME June 30,		6ME June 30,
(in millions)		2023	2022	2023	2022
Component of AOCI:
Ownership share of equity method investees’ OCI	Cost of revenue	$—	$(7)	$—	$(8)
Income tax benefit	Income tax expense (benefit)	—	—	—	—
Net of tax		$—	$(7)	$—	$(8)

Unrealized gain (loss) on foreign currency contracts	Cost of revenue	$(1)	$(4)	$(2)	$1
Income tax benefit	Income tax expense (benefit)	—	1	—	—
Net of tax		$(1)	$(3)	$(2)	$1

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
Results of Operations
We have decided to retain Stork's North American operations, which largely consists of our operations and maintenance business owned by Fluor prior to our acquisition of Stork. This business, renamed Plant & Facility Services, is included in our Urban Solutions segment for all periods presented.
In March 2023, we sold our AMECO South America business, which included operations in Chile and Peru. This transaction marks the completion of the AMECO divestiture for total proceeds of $144 million, including $17 million during the 2023 Period. Previous AMECO divestitures included assets in Africa, the Caribbean, Mexico and North America. Upon the sale of AMECO South America in the 2023 Period, we recognized a $60 million negative earnings impact, including $35 million associated with foreign currency translation.
In 2021, we committed to achieving net zero emissions for Scopes 1 and 2 absolute greenhouse gas emissions by the end of 2023, and we believe we are on track to meet that objective.

	3ME June 30,				6ME June 30,
(in millions)	2023		2022		2023		2022
Revenue
Energy Solutions	$1,721		$1,330		$3,333		$2,505
Urban Solutions	1,202		1,134		2,411		2,195
Mission Solutions	705		547		1,354		1,140
Other	311		288		594		582
Total revenue	$3,939		$3,299		$7,692		$6,422

Segment profit (loss) $ and margin %
Energy Solutions	$89	5.2%	$65	4.9%	$178	5.3%	$119	4.8%
Urban Solutions	76	6.3%	12	1.1%	55	2.3%	29	1.3%
Mission Solutions	40	5.7%	28	5.1%	47	3.5%	86	7.5%
Other	(14)	NM	3	NM	(104)	NM	(11)	NM
Total segment profit $ and margin %(1)	$191	4.8%	$108	3.3%	$176	2.3%	$223	3.5%

G&A	(60)		(45)		(121)		(117)
Impairment	—		—		—		63
Foreign currency gain (loss)	(44)		36		(86)		18
Interest expense, net	37		(1)		78		(10)
Earnings (loss) attributable to NCI	7		7		(16)		14
Earnings before taxes	131		105		31		191
Income tax expense	(63)		(32)		(93)		(63)
Net earnings (loss)	$68		$73		$(62)		$128
Less: Net earnings (loss) attributable to NCI	7		7		(16)		14
Net earnings (loss) attributable to Fluor	$61		$66		$(46)		$114

New awards
Energy Solutions	$753		$1,339		$1,465		$2,021
Urban Solutions	2,282		1,996		4,057		2,616
Mission Solutions	339		52		670		438
Other	336		163		752		401
Total new awards	$3,710		$3,550		$6,944		$5,476

New awards related to projects located outside of the U.S.					49%		54%

Backlog (in millions)	June 30, 2023	December 31, 2022
Energy Solutions	$7,649	$9,134
Urban Solutions	11,695	10,270
Mission Solutions	4,900	5,666
Other	1,239	979
Total backlog	$25,483	$26,049

Backlog related to projects located outside of the U.S.	47%	49%
Backlog related to reimbursable projects	64%	63%
(1)Total segment profit is a non-GAAP financial measure. We believe that total segment profit provides a meaningful perspective on our results as it is the aggregation of individual segment profit measures that we use to evaluate and manage our performance.
While we experienced reductions in demand for certain services and the delay or abandonment of ongoing or anticipated projects during the COVID pandemic, our ability to win work was not materially impacted by COVID during the 2023 Period. Although many of our projects are in a state we consider normal, we continue to deal with the effects of COVID on our operating results as our estimates are inclusive of COVID effects and client recoveries.
During the 2023 Quarter and 2023 Period, consolidated revenue increased due to the ramp up of execution activities on several recently awarded projects in Energy Solutions, Urban Solutions and Mission Solutions partially offset by declines in the volume of execution activity for projects which were completed or nearing completion.
The increase in segment profit in the 2023 Quarter was driven by higher execution activity on new projects as well as positive forecast adjustments on two Energy Solutions' projects and one legacy infrastructure project. Despite the benefits recognized in the 2023 Quarter, segment profit in the 2023 Period declined due to a $59 million charge on the LAX Automated People Mover project, a $30 million charge on a weapons facility project and a $60 million negative earnings impact upon the sale of our AMECO South America business.
We did not recognize any material impairment expense during the 2023 Period. During the 2022 Period, we reversed $63 million in impairment originally recognized in 2021 when our Stork and AMECO businesses were classified as held for sale, due primarily to remeasurement under held and used impairment criteria, for which CTA balances are excluded from carrying value.
The effective tax rate on earnings was 47.9% for the 2023 Quarter and 302.7% for the 2023 Period compared to 30.7% for the 2022 Quarter and 32.8% for the 2022 Period. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME June 30		6ME June 30
(In millions)	2023	2022	2023	2022
U.S statutory federal income tax expense	$27	$22	$6	$40
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	—	1	(2)	1
Valuation allowance, net	23	20	75	35
Foreign tax impacts	8	(13)	16	(10)
Noncontrolling interest	(1)	(2)	3	(3)
Sale of AMECO South America	—	—	(10)	—
Other adjustments	6	4	5	—
Total income tax expense	$63	$32	$93	$63
Backlog as of June 30, 2023 remained flat compared to December 31, 2022. We recognize new awards into backlog when we and our client have approved the contract (written or verbal) and are committed to perform our respective obligations. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog differs from RUPO discussed elsewhere. RUPO includes only the amount of revenue we expect to recognize under contracts with definite terms and substantive termination provisions.
Segment Operations
Energy Solutions
Revenue in the 2023 Quarter and 2023 Period increased due to the ramp up of execution activities on our refinery projects in Mexico, mid-scale LNG projects and recently awarded chemicals projects in China partially offset by declines in the volume of execution activity for projects nearing completion.
Segment profit in the 2023 Quarter and 2023 Period increased primarily due to the ramp up of execution activities on the refinery projects in Mexico, positive forecast adjustments totaling $74 million on two projects and close out matters on a chemicals project as well as the effects favorable foreign currency remeasurement. Despite the overall increase in segment profit, the 2023 Quarter and 2023 Period included a charge of $34 million for cost growth and schedule extension on a large upstream legacy project as well as an unfavorable arbitration ruling on an outstanding claim in South Africa and an increase in expense on embedded foreign currency derivatives. The increases in segment profit margin in 2023 reflects these same factors.
New awards were lower in 2023 compared to 2022 due to significant awards for a chemicals project and refinery project booked in the prior year. Backlog decreased during the 2023 Period due to a lack of significant new awards.
Urban Solutions
Revenue in the 2023 Quarter and 2023 Period increased due to the ramp up of execution activities on several recently awarded projects including a large metals project in the U.S., two life sciences projects, a semiconductor project and a mining project. The revenue increases in 2023 were partially offset by declines in the volume of execution activity for projects nearing completion including a large mining project and an infrastructure project.
Segment profit for the 2023 Quarter and 2023 Period improved compared to the prior year periods due to a project charge of $32 million recognized in the 2022 Quarter for cost growth of a legacy infrastructure project. The increase in segment profit in 2023 was further driven by a positive forecast adjustment on one legacy infrastructure project as well as the ramp up of execution activities on the new projects discussed above. Segment profit in the 2023 Period reflects a $59 million charge for rework associated with subcontractor design errors, related schedule impacts and system integration testing timelines on the LAX Automated People Mover project. The increases in segment profit margin in 2023 reflects these same factors.
New awards increased during the 2023 Quarter and 2023 Period. New awards booked during the 2023 Quarter included an infrastructure project in Texas and two life sciences projects. Backlog increased during the 2023 Period due to the new award activity in the first and second quarters of 2023. Our staffing business does not report new awards or backlog.
Mission Solutions
Revenue increased in the 2023 Quarter and 2023 Period due to increased execution activities on three DOE contracts as well as a carbon-free power project and a European logistics support services project for the U.S. Army.
The improvement in segment profit in the 2023 Quarter was driven by the increased execution of the logistics support project for the Army and the carbon-free power project partially offset by an incremental charge for cost growth on a weapons facility project described below. The decline in segment profit in the 2023 Period was substantially driven by a $30 million charge for cost growth resulting from government directed change orders and associated schedule delays on a weapons facility project as well as the favorable resolution of the Army Corps of Engineers project in the 2022 Period. The changes to segment profit margin in 2023 reflects these same factors.
New awards increased during the 2023 Quarter and 2023 Period primarily due to an increase in our ownership of an existing joint venture, representing 80% of Mission Solutions' new awards in the 2023 Quarter. The decline in backlog during the 2023 Period resulted from work performed outpacing new award activity. Backlog included $2.9 billion and $3.9 billion of unfunded government contracts as of June 30, 2023 and December 31, 2022, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated.
Other
Other includes the operations of NuScale, Stork and the remaining AMECO business prior to their sale.

	3ME June 30,		6ME June 30,
(in millions)	2023	2022	2023	2022
NuScale (1)	$(23)	$(8)	$(52)	$(29)
Stork	9	8	10	12
AMECO	—	3	(62)	6
Segment profit (loss)	$(14)	$3	$(104)	$(11)

(1) NuScale expenses included in the determination of segment profit were as follows:
NuScale expenses	$(57)	$(16)	$(115)	$(62)
Less: DOE Reimbursable expenses	18	7	26	30
NuScale expenses, net	(39)	(9)	(89)	(32)
Less: Attributable to NCI	16	1	37	3
NuScale profit (loss)	$(23)	$(8)	$(52)	$(29)
Segment profit in the 2023 Period includes the $60 million negative earnings impact upon the sale of our AMECO South America business, including $35 million for foreign currency translation.
G&A

	3ME June 30,		6ME June 30,
(in millions)	2023	2022	2023	2022
G&A
Compensation	$35	$17	$78	$71
SEC investigation	5	6	10	12
Reserve for legacy legal claims	3	5	3	5
Facilities	3	3	7	9
Exit costs	5	4	6	4
Other	9	10	17	16
G&A	$60	$45	$121	$117
The increase in compensation expense in the 2023 Quarter was driven by higher performance-based compensation including annual bonus projections in 2023 and lower stock price driven compensation in 2022 due to the decline in our stock price from March 2022 to June 2022.
Net Interest Income (Expense)
The increase in net interest income during the 2023 Quarter and 2023 Period was due to an increase in interest rates earned on cash deposits including at our joint ventures in Canada and Mexico as well as the interest savings following the redemption of the 2023 Notes.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2022 10-K.
Recent Accounting Pronouncements
Item is described more fully in the Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity arises from available cash and cash equivalents and marketable securities, cash generated from operations, capacity under our credit facilities and, when necessary, access to capital markets. We have committed and uncommitted lines of credit available for revolving loans and letters of credit. We believe that for at least the next 12 months, anticipated cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements and debt maturities. We regularly review our sources and uses of liquidity and may pursue opportunities to address our liquidity needs, including to address our 2024 Notes' maturity.

Our credit facility contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, which is a one notch downgrade from both agencies' current ratings. If we are required to provide collateral, it would consist broadly of liens on our U.S. assets.
In January 2023, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million using cash on hand. We intended to address the maturity of the 2024 Notes through cash generated by our operations and proceeds from the sale of Stork. However, as the timing and sales price of the Stork divestiture remains uncertain, we no longer expect Stork proceeds to meaningfully contribute to our plans for the 2024 Notes, which we could address using existing liquidity and/or a new debt offering. We may consider addressing the 2024 Notes as early as the third quarter of 2023 if market conditions permit.
As of June 30, 2023, letters of credit totaling $451 million were outstanding under our $1.8 billion credit facility, which was amended in February 2023 to extend the maturity to February 2026. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.1 billion, all as defined in the amended credit facility. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of June 30, 2023 and through the issuance of this 10-Q, we had not made any borrowings under our credit line and maintained a borrowing capacity of $776 million.
Cash and cash equivalents combined with marketable securities were $2.3 billion as of June 30, 2023 and $2.6 billion as of December 31, 2022. Cash balances as of June 30, 2023 and December 31, 2022 include cash and cash equivalents and marketable securities held by NuScale of $218 million and $338 million, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.1 billion as of both June 30, 2023 and December 31, 2022. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $643 million and $706 million as of June 30, 2023 and December 31, 2022, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $85 million and $102 million as of June 30, 2023 and December 31, 2022, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of June 30, 2023 and December 31, 2022, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.

Cash Flows

	6ME June 30,
(in millions)	2023	2022
OPERATING CASH FLOW	$(99)	$(133)

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	127	7
Capital expenditures	(42)	(23)
Proceeds from sale of assets (including AMECO-South America in 2023)	23	131
Investments in partnerships and joint ventures	(10)	(46)
Other	5	8
Investing cash flow	103	77

FINANCING CASH FLOW
Purchases and retirement of debt	(137)	(23)
Dividends paid on CPS	(20)	(20)
Distributions to NCI (net of capital contributions)	(25)	(12)
Other	(15)	1
Financing cash flow	(197)	(54)

Effect of exchange rate changes on cash	16	(25)
Increase (decrease) in cash and cash equivalents	(177)	(135)
Cash and cash equivalents at beginning of period	2,439	2,209
Cash and cash equivalents at end of period	$2,262	$2,074

Cash paid during the period for:
Interest	$31	$28
Income taxes (net of refunds)	70	55
Operating Activities
Cash flows from operating activities result primarily from our EPC activities and are affected by our earnings level and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project and the payments terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our lump-sum projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of June 30, 2023, our backlog included $1.6 billion for loss projects which will impact our operating cash flow in future periods.
Our operating cash flow is typically lower in the first half of the year due to the timing of payout of employee incentive awards from the prior year. Our operating cash flow for the 2023 and 2022 Periods was also negatively impacted by increases in working capital on several large projects. During the 2023 Period, we funded an estimated $37 million on loss projects. Operating cash flow of $62 million for the 2023 Quarter improved compared to the first quarter of 2023 due to higher earnings.
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

Capital expenditures in the 2023 and 2022 Periods were primarily related to construction equipment on certain infrastructure projects as well as expenditures for facilities and investments in IT.
Proceeds from sales of assets during the 2023 Period included $17 million for the sale of our AMECO South America business, which included operations in Chile and Peru. In April 2022, we sold approximately 5% of the ownership of NuScale to Japan NuScale Innovation, LLC for $107 million. Proceeds from sales of assets during the 2022 Period included the NuScale sale as well as the sale of the majority of our interest in an infrastructure joint venture in Canada.
Investments in unconsolidated partnerships and joint ventures in the 2023 Period included capital contributions to a Mission Solutions joint venture and two infrastructure joint ventures. Investments in unconsolidated partnerships and joint ventures in the 2022 Period included capital contributions to a Mission Solutions joint venture and an infrastructure joint venture.
Financing Activities
In June 2022, we redeemed €22 million of outstanding 2023 Notes for $23 million. In January 2023, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million with no earnings impact.
Cumulative cash dividends on the CPS are payable at an annual rate of 6.5% quarterly in arrears on February 15, May 15, August 15 and November 15, upon declaration of the dividend by our Board of Directors. Dividends accumulate from the most recent date on which dividends have been paid. First and second quarter CPS dividends of $10 million were paid in February and May 2023. In July 2023, our Board of Directors approved the payment of third quarter CPS dividends of $10 million, payable in August 2023.

Each share of CPS is convertible at the holder's option at any time into 44.9585 shares of our common stock per share of CPS. The conversion rate is subject to certain customary adjustments, but no payment or adjustment for accumulated but unpaid dividends will be made upon conversion, subject to certain limited exceptions. The CPS may not be redeemed by us; however, we are able, since May 20, 2022, to elect to cause all outstanding shares of CPS to be converted into shares of our common stock at the conversion rate, subject to certain conditions (and, if such conversion occurs prior to May 20, 2024, the payment of a cash make-whole premium). The most significant condition to our ability to invoke a conversion prior to May 2024 is the requirement that our common stock trade above $28.92 for 20 consecutive trading days, which we had not met as of June 30, 2023. We estimate that the cash make-whole payment would have been $48 million at June 30, 2023 (assuming we minimally exceed the minimum trading price to invoke the conversion). If a make-whole fundamental change, as defined in the certificate of designations for the CPS, occurs, we will in certain circumstances be required to increase the conversion rate for a holder who elects to convert shares of CPS in connection with such make-whole fundamental change.
Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in the 2023 Period related to a Mission Solutions joint venture and an infrastructure joint venture. Distributions in the 2022 Period related to joint ventures in all our segments. Capital contributions by NCI during the 2023 Period related to investments by NuScale's NCI holders.
We have a common stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. As of June 30, 2023, over 10 million shares could still be purchased under the existing stock repurchase program, although we do not have any immediate intent to begin such repurchases.
Letters of Credit

As of June 30, 2023, letters of credit totaling $451 million were outstanding under committed lines of credit. As of June 30, 2023, letters of credit totaling $930 million were outstanding under uncommitted lines of credit including letters of credit totaling $345 million for two lump-sum projects in Kuwait that are substantially complete except for the resolution of unapproved change orders and extension of time claims. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.

Guarantees

The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $12 billion as of June 30, 2023.
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk during the 2023 Period. Accordingly, our disclosures provided in the 2022 10-K remain relevant.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	3ME June 30,
(in millions)	2023	2022
Backlog, April 1	$25,623	$19,254
New awards	3,710	3,550
Adjustments and cancellations, net	77	(36)
Work performed	(3,927)	(3,249)
Backlog, June 30	$25,483	$19,519

	6ME June 30,
(in millions)	2023	2022
Backlog, January 1	$26,049	$20,800
New awards	6,944	5,476
Adjustments and cancellations, net	129	(434)
Work performed	(7,639)	(6,323)
Backlog, June 30	$25,483	$19,519

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
Additional information on matters in dispute may be found in Part I, Item 1 of this Q2 2023 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2022 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended June 30, 2023 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
April 1 — April 30, 2023	—	$—	—	10,513,093
May 1 — May 31, 2023	—	—	—	10,513,093
June 1 — June 30, 2023	—	—	—	10,513,093
Total	—	$—	—
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
Item 5. Other Information
(c)     Trading plans
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

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on November 4, 2022).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q2 2023 10-Q for the three and six months ended June 30, 2023, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	August 3, 2023	By:	/s/ Joseph L. Brennan
Joseph L. Brennan
Chief Financial Officer

Date:	August 3, 2023	By:	/s/ John C. Regan
John C. Regan
Chief Accounting Officer