Form 10-Q
period 2023-09-30
FLUOR CORP
filed 2023-11-03
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2023, 170,375,090 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2022 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
2022 Period	Nine months ended September 30, 2022
2022 Quarter	Three months ended September 30, 2022
2023 Period	Nine months ended September 30, 2023
2023 Quarter	Three months ended September 30, 2023
3ME	Three months ended
9ME	Nine months ended
AMECO	American Equipment Company, Inc.
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATLS	Advanced technologies & life sciences
CFM	Customer-furnished materials
COVID	Coronavirus pandemic
CPS	Convertible preferred stock
CTA	Currency translation adjustment
DB plan	Defined benefit pension plan
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
EPC	Engineering, procurement and construction
EPS	Earnings (loss) per share
Exchange Act	Securities Exchange Act of 1934
Fluor	Fluor Corporation
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
IT	Information technology
LNG	Liquefied natural gas
NCI	Noncontrolling interests
NM	Not meaningful
NuScale	NuScale Power, LLC
OCI	Other comprehensive income (loss)
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
SGI	Stock growth incentive awards
SMR	Small modular reactor
Stork	Stork Holding B.V. and subsidiaries
TSR	Total shareholder return
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	3ME September 30,		9ME September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Revenue	$3,963	$3,612	$11,654	$10,034
Cost of revenue	(3,712)	(3,627)	(11,243)	(9,812)
Gross profit (loss)	251	(15)	411	222
G&A	(56)	(30)	(177)	(146)
Impairment	—	—	—	63
Foreign currency gain (loss)	23	34	(62)	51
Operating profit (loss)	218	(11)	172	190
Interest expense	(14)	(14)	(47)	(43)
Interest income	56	28	166	47
Earnings before taxes	260	3	291	194

Income tax expense	(79)	(27)	(172)	(89)
Net earnings (loss)	181	(24)	119	105
Less: Net earnings (loss) attributable to NCI	(25)	(46)	(42)	(31)
Net earnings attributable to Fluor	$206	$22	$161	$136
Less: Dividends on CPS	10	10	29	29
Less: Make-whole payment on conversion of CPS	27	—	27	—
Net earnings available to Fluor common stockholders	$169	$12	$105	$107

Basic EPS available to Fluor common stockholders	$1.18	$0.08	$0.73	$0.75
Diluted EPS available to Fluor common stockholders	1.15	0.08	0.72	0.74

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	3ME September 30,		9ME September 30,
(in millions)	2023	2022	2023	2022
Net earnings (loss)	$181	$(24)	$119	$105

OCI, net of tax:
Foreign currency translation adjustment	(25)	(32)	40	(35)
Ownership share of equity method investees’ OCI	—	14	(4)	31
Other	(1)	(5)	1	(8)
Total OCI, net of tax	(26)	(23)	37	(12)
Comprehensive income (loss)	155	(47)	156	93
Less: Comprehensive income (loss) attributable to NCI	(22)	(46)	(39)	(31)
Comprehensive income (loss) attributable to Fluor	$177	$(1)	$195	$124
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in millions, except share and per share amounts)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents ($563 and $706 related to VIEs)	$2,421	$2,439
Marketable securities ($10 and $130 related to VIEs)	64	185
Accounts receivable, net ($170 and $196 related to VIEs)	1,174	1,109
Contract assets ($165 and $186 related to VIEs)	1,063	915
Other current assets ($32 and $30 related to VIEs)	338	396
Total current assets	5,060	5,044
Noncurrent assets
Marketable securities, noncurrent	114	—
Property, plant and equipment, net ($40 and $45 related to VIEs)	443	447
Investments	751	584
Deferred taxes	50	34
Deferred compensation trusts	225	234
Goodwill	206	206
Other assets ($112 and $54 related to VIEs)	314	278
Total noncurrent assets	2,103	1,783
Total assets	$7,163	$6,827
LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($275 and $253 related to VIEs)	$1,197	$1,017
Short-term debt and current portion of long-term debt	18	152
Contract liabilities ($318 and $352 related to VIEs)	661	742
Accrued salaries, wages and benefits ($21 and $24 related to VIEs)	611	626
Other accrued liabilities ($52 and $46 related to VIEs)	653	679
Total current liabilities	3,140	3,216
Long-term debt	1,425	978
Deferred taxes	73	73
Other noncurrent liabilities ($34 and $54 related to VIEs)	503	564

Commitments and contingencies

Equity
Shareholders’ equity
Preferred stock — authorized 20,000,000 shares ($0.01 par value); issued and outstanding — 600,000 shares in 2022	—	—
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 170,373,444 and 142,322,247 shares in 2023 and 2022, respectively	2	1
APIC	1,212	1,254
AOCI	(331)	(365)
Retained earnings	1,000	896
Total shareholders’ equity	1,883	1,786
NCI	139	210
Total equity	2,022	1,996
Total liabilities and equity	$7,163	$6,827
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	9ME September 30,
(in millions)	2023	2022
OPERATING CASH FLOW
Net earnings	$119	$105
Adjustments to reconcile net earnings to operating cash flow:
Impairment	—	(63)
Depreciation and amortization	57	55
(Earnings) loss from equity method investments, net of distributions	(14)	(14)
(Gain) loss on sales of assets (including AMECO-South America in 2023)	58	(15)
Stock-based compensation	37	19
Deferred taxes	(14)	(10)
Changes in assets and liabilities	(334)	(88)
Other	(5)	(4)
Operating cash flow	(96)	(15)

INVESTING CASH FLOW
Purchases of marketable securities	(250)	(313)
Proceeds from sales and maturities of marketable securities	260	286
Capital expenditures	(71)	(38)
Proceeds from sales of assets (including AMECO-South America in 2023)	23	29
Investments in partnerships and joint ventures	(13)	(47)
Other	5	19
Investing cash flow	(46)	(64)

FINANCING CASH FLOW
Proceeds from issuance of 2029 Notes, net of issuance costs	560	—
Capped call transactions related to 2029 Notes	(73)	—
Purchases and retirement of debt	(249)	(23)
Proceeds from NuScale de-SPAC transaction	—	341
Proceeds from sale of NuScale interest	—	107
Dividends paid on CPS	(29)	(29)
Make-whole payment on conversion of CPS	(27)	—
Distributions paid to NCI	(41)	(15)
Capital contributions by NCI	5	—
Other	(15)	(3)
Financing cash flow	131	378

Effect of exchange rate changes on cash	(7)	(72)
Increase (decrease) in cash and cash equivalents	(18)	227
Cash and cash equivalents at beginning of period	2,439	2,209
Cash and cash equivalents at end of period	$2,421	$2,436

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$46	$43
Cash paid for income taxes (net of refunds)	129	71
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
UNAUDITED

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF JUNE 30, 2023	1	$—	143	$1	$1,267	$(302)	$831	$1,797	$173	$1,970
Net earnings (loss)	—	—	—	—	—	—	206	206	(25)	181
OCI	—	—	—	—	—	(29)	—	(29)	3	(26)
Dividends on CPS ($16.25 per share)	—	—	—	—	—	—	(10)	(10)	—	(10)
Conversion of CPS to common stock (including make-whole payment)	(1)	—	27	1	—	—	(27)	(26)	—	(26)
Capped call transactions related to 2029 Notes	—	—	—	—	(73)	—	—	(73)	—	(73)
Distributions to NCI, net of contributions	—	—	—	—	4	—	—	4	(12)	(8)
Stock-based plan activity	—	—	—	—	14	—	—	14	—	14
BALANCE AS OF SEPTEMBER 30, 2023	—	—	170	$2	$1,212	$(331)	$1,000	$1,883	$139	$2,022

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	1	$—	142	$1	$1,254	$(365)	$896	$1,786	$210	$1,996
Net earnings (loss)	—	—	—	—	—	—	161	161	(42)	119
OCI	—	—	—	—	—	34	—	34	3	37
Dividends on CPS ($48.75 per share)	—	—	—	—	—	—	(30)	(30)	—	(30)
Conversion of CPS to common stock (including make-whole payment)	(1)	—	27	1	—	—	(27)	(26)	—	(26)
Capped call transactions related to 2029 Notes	—	—	—	—	(73)	—	—	(73)	—	(73)
Distributions to NCI, net of contributions	—	—	—	—	—	—	—	—	(36)	(36)
Other NCI transactions	—	—	—	—	8	—	—	8	4	12
Stock-based plan activity	—	—	1	—	23	—	—	23	—	23
BALANCE AS OF SEPTEMBER 30, 2023	—	—	170	$2	$1,212	$(331)	$1,000	$1,883	$139	$2,022
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
UNAUDITED

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF JUNE 30, 2022	1	$—	142	$1	$983	$(355)	$885	$1,514	$180	$1,694
Net earnings (loss)	—	—	—	—	—	—	22	22	(46)	(24)
OCI	—	—	—	—	—	(23)	—	(23)	—	(23)
Dividends on CPS ($16.25 per share)	—	—	—	—	—	—	(9)	(9)	—	(9)
Distributions to NCI, net of capital contributions	—	—	—	—	—	—	—	—	(3)	(3)
NuScale reverse recapitalization	—	—	—	—	147	—	—	147	145	292
Other NCI transactions	—	—	—	—	—	—	—	—	(3)	(3)
Stock-based plan activity	—	—	—	—	(1)	—	—	(1)	—	(1)
BALANCE AS OF SEPTEMBER 30, 2022	1	$—	142	$1	$1,129	$(378)	$898	$1,650	$273	$1,923

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	1	$—	141	$1	$967	$(366)	$791	$1,393	$174	$1,567
Net earnings (loss)	—	—	—	—	—	—	136	136	(31)	105
OCI	—	—	—	—	—	(12)	—	(12)	—	(12)
Dividends on CPS ($48.75 per share)	—	—	—	—	—	—	(29)	(29)	—	(29)
Distributions to NCI, net of capital contributions	—	—	—	—	—	—	—	—	(15)	(15)
NuScale reverse recapitalization	—	—	—	—	147	—	—	147	145	292
Other NCI transactions	—	—	—	—	1	—	—	1	—	1
Stock-based plan activity	—	—	1	—	14	—	—	14	—	14
BALANCE AS OF SEPTEMBER 30, 2022	1	$—	142	$1	$1,129	$(378)	$898	$1,650	$273	$1,923

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

The financial statements included herein are unaudited. We believe they contain all adjustments of a normal recurring nature which are necessary to present fairly our financial position and our operating results as of and for the periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in tables may not total or agree back to the financial statements due to immaterial rounding differences. Management has evaluated all material events occurring subsequent to September 30, 2023 through the filing date of this Q3 2023 10-Q.
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
2. Recent Accounting Pronouncements
We did not implement any new accounting pronouncements during the 2023 Period. However, we are evaluating the impact of the future disclosures that may arise under recent SEC and other promulgators' recently finalized rules and outstanding proposals, some of which will require new disclosures beginning with our next 10-K filing.
In the 2023 Period, the SEC approved listing standards proposed by the New York Stock Exchange that require listed companies to recover or “clawback” incentive-based compensation erroneously received by current and former executive officers in the event of a restatement to previously issued financial information. We are required to amend our clawback policy by December 2023, but do not expect the adoption will have any impact on our financial statements.
In the 2023 Quarter, the Financial Accounting Standards Board issued ASU 2023-05, which requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The guidance does not apply to joint ventures that may be proportionately consolidated and those that are collaborative arrangements. ASU 2023-05 is effective for joint venture with a formation date on or after January 1, 2025. We do not expect this ASU will have a material impact on our financial statements.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
3. Earnings Per Share
Potentially dilutive securities include CPS, convertible debt, stock options, RSUs and performance-based award units. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the if-converted and treasury stock methods. In computing diluted EPS, only securities that are actually dilutive are included.

	3ME September 30,		9ME September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net earnings attributable to Fluor	$206	$22	$161	$136
Less: Dividends on CPS	10	10	29	29
Less: Make-whole payment on conversion of CPS	27	—	27	—
Net earnings available to Fluor common stockholders	169	12	105	107

Weighted average common shares outstanding	144	142	143	142
Diluted effect:
CPS	—	—	—	—
Stock options, RSUs and performance-based award units	3	3	3	2
Convertible debt (1)	—	—	—	—
Weighted average diluted shares outstanding	147	145	146	144

Basic EPS available to Fluor common stockholders	$1.18	$0.08	$0.73	$0.75
Diluted EPS available to Fluor common stockholders	$1.15	$0.08	$0.72	$0.74

Anti-dilutive securities not included in shares outstanding:
CPS	26	27	27	27
Stock options, RSUs and performance-based award units	2	3	2	3
Stock delivered under capped call options (2)	—	—	—	—
(1) Holders of our 2029 Notes may convert their notes at a conversion price of $45.37 per share when the stock price exceeds $58.98 for 20 of the last 30 days preceding quarter end. Upon conversion, we will repay the principal amount of the notes in cash and may elect to convey the conversion premium in cash, shares of our common stock or a combination of both. The conversion feature of our 2029 Notes will have a dilutive impact on EPS when the average market price of our common stock exceeds the conversion price of $45.37 per share for the quarter. During the 2023 Quarter, the weighted average price per share of our common stock was less than the minimum conversion price.
(2) Diluted shares outstanding does not include the impact of the capped call options we entered into concurrently with the issuance of the 2029 Notes, as the effect is always anti-dilutive. If shares are delivered to us under the capped calls, those shares will offset the dilutive effect of the shares that we would issue upon conversion of the 2029 Notes.

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

	3ME September 30,		9ME September 30,
(in millions)	2023	2022	2023	2022
Revenue
Energy Solutions	$1,553	$1,592	$4,886	$4,097
Urban Solutions	1,431	1,084	3,842	3,279
Mission Solutions	655	639	2,009	1,779
Other	324	297	917	879
Total revenue	$3,963	$3,612	$11,654	$10,034

Segment profit (loss)
Energy Solutions	$177	$59	$355	$177
Urban Solutions	66	(50)	121	(21)
Mission Solutions	38	29	84	115
Other	(5)	(7)	(108)	(18)
Total segment profit	$276	$31	$452	$253

G&A	(56)	(30)	(177)	(146)
Impairment	—	—	—	63
Foreign currency gain (loss)	23	34	(62)	51
Interest income (expense), net	42	14	120	4
Earnings (loss) attributable to NCI	(25)	(46)	(42)	(31)
Earnings before taxes	$260	$3	$291	$194

Intercompany revenue for our professional staffing business, excluded from revenue above	$77	$64	$221	$185
Energy Solutions. Segment profit for the 2023 Quarter and 2023 Period significantly improved. Both periods benefitted from the initial recognition of cost recovery entitlements on several fixed price projects. Segment profit for the 2023 Quarter also included a gain of $24 million on embedded foreign currency derivatives compared to a loss of $5 million in the 2022 Quarter. Segment profit for the 2023 Period included the ramp up of execution activities on our refinery projects in Mexico as well as the effects of favorable foreign currency remeasurement. Despite the overall increase in segment profit, the 2023 Period included charges of $58 million (or $0.34 per share) for cost growth on a large upstream legacy project.
Urban Solutions. Segment profit for the 2023 Quarter and 2023 Period significantly improved. Segment profit in the 2023 Quarter includes an incentive fee award on a large mining project that is nearing completion as well as a favorable arbitration outcome on a separate mining project whereas segment profit in the 2022 Quarter included charges related to cost growth and schedule delays on three legacy infrastructure projects. Segment profit in the 2023 Period included a $59 million (or $0.34 per share) charge for rework associated with subcontractor design errors, related schedule impacts and system integration testing timelines on the LAX Automated People Mover project. Segment profit for the 2022 Period included an $86 million (or $0.50 per share) charge for additional rework and schedule delays on a highway project, a $54 million (or $0.23 per share) charge for cost growth and delay mitigation costs on an international bridge project and a $35 million (or $$0.20 per share) charge for subcontractor cost escalation and productivity estimates on the LAX Automated People Mover project.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
Mission Solutions. Segment profit improved in the 2023 Quarter driven by execution for FEMA hurricane support. Additionally, the 2022 Quarter included an incremental charge for cost growth on a weapons facility project. Segment profit in the 2023 Period included a $30 million (or $0.17 per share) charge for cost growth resulting from additional schedule delays on the weapons facility project. We are conducting our due diligence to recover cost growth that has resulted from directed and constructive changes from the client on the project.
Other. Segment profit (loss) for NuScale, Stork and AMECO follows:

	3ME September 30,		9ME September 30,
(in millions)	2023	2022	2023	2022
NuScale(1)	$(19)	$(15)	$(71)	$(44)
Stork	14	4	25	16
AMECO	—	4	(62)	10
Segment profit (loss)	$(5)	$(7)	$(108)	$(18)
(1) As of September 30, 2023, we had an approximate 55% ownership in NuScale.
In March 2023, we sold our AMECO South America business, which included operations in Chile and Peru. This transaction marked the completion of the AMECO divestiture for total proceeds of $144 million, including $17 million during the 2023 Period. Previous AMECO divestitures included assets in Africa, the Caribbean, Mexico and North America. Upon the sale of AMECO South America in the 2023 Period, we recognized a $60 million negative earnings impact, including $35 million associated with foreign currency translation.
Total assets by segment are as follows:

(in millions)	September 30, 2023	December 31, 2022
Energy Solutions	$1,259	$967
Urban Solutions	1,191	1,170
Mission Solutions	537	485
Other	593	583
Corporate	3,583	3,622
Total assets	$7,163	$6,827
Revenue by project location follows:

	3ME September 30,		9ME September 30,
(in millions)	2023	2022	2023	2022
North America	$2,609	$2,317	$8,022	$6,326
Asia Pacific (includes Australia)	442	351	1,203	803
Europe	640	559	1,682	1,704
Central and South America	201	327	599	1,034
Middle East and Africa	71	58	148	167
Total revenue	$3,963	$3,612	$11,654	$10,034
5. Impairment
We did not recognize any material impairment expense during the 2023 Period. During the 2022 Period, we reversed $63 million in impairment originally recognized in 2021 when our Stork and AMECO businesses were classified as held for sale, due primarily to remeasurement under held and used impairment criteria, for which CTA balances are excluded from carrying value.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
6. Income Taxes

The effective tax rate on earnings was 30.4% for the 2023 Quarter and 59.1% for the 2023 Period compared to 939.2% for the 2022 Quarter and 46.0% for the 2022 Period. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME September 30		9ME September 30
(In millions)	2023	2022	2023	2022
U.S statutory federal income tax expense	$55	$1	$61	$41
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	3	1	1	3
Valuation allowance, net	18	15	94	50
Foreign tax impacts	(2)	—	14	(11)
Noncontrolling interest	5	10	9	6
Sale of AMECO South America	—	—	(10)	—
Other adjustments	—	—	3	—
Total income tax expense	$79	$27	$172	$89
7. Partnerships and Joint Ventures
Many of our partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Investments in a loss position of $342 million and $312 million were included in other accrued liabilities as of September 30, 2023 and December 31, 2022, respectively, and consisted primarily of provision for anticipated losses on two legacy infrastructure projects. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts receivable, net” was $173 million and $185 million as of September 30, 2023 and December 31, 2022, respectively.
Variable Interest Entities

The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $14 million and $46 million as of September 30, 2023 and December 31, 2022, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse in nature. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of September 30, 2023 for the unconsolidated VIEs were $57 million.
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
8. Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $16 billion as of September 30, 2023. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of September 30, 2023 and December 31, 2022.
9. Commitments and Contingencies

We and certain of our subsidiaries are subject to litigation, claims and other commitments and contingencies, including matters arising in the ordinary course of business, of which the asserted value may be significant. We record accruals in the financial statements for contingencies when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While there is at least a reasonable possibility that a loss may be incurred in any of the matters identified below, including a loss in excess of amounts accrued, management is unable to estimate the possible loss or range of loss or has determined such amounts to be immaterial. At present, except as set forth below, we do not expect that the ultimate resolution of any open matters will have a material adverse effect on our financial position or results of operations. However, legal proceedings and regulatory and governmental matters are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable outcomes could involve substantial monetary damages, fines, penalties and other expenditures. An unfavorable outcome might result in a material adverse impact on our business, results of operations or financial position. We might also enter into an agreement to settle one or more such matters if we determine such settlement is in the best interests of our stakeholders, and any such settlement could include substantial payments.

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

Fluor Limited, our wholly-owned subsidiary (“Fluor Limited”), and Fluor Arabia Limited, a partially-owned subsidiary (“Fluor Arabia”), completed cost reimbursable engineering, procurement and construction management services for Sadara Chemical Company (“Sadara”) involving a large petrochemical facility in Jubail, Kingdom of Saudi Arabia. On August 23, 2019, Fluor Limited and Fluor Arabia Limited commenced arbitration proceedings against Sadara after it refused to pay invoices totaling approximately $100 million due under the contracts. As part of the arbitration proceedings, Sadara asserted various counterclaims for damages and/or a refund of contract proceeds paid totaling $574 million against Fluor Limited and Fluor Arabia Limited. In August 2023, the arbitration panel issued an award on the majority of our invoice claims and on a small portion of Sadara's claims. Based on our current assessment of the award, we recorded a charge of $14 million in the 2023 Quarter to reflect the expected net settlement with Sadara for all non-interest claims. Additionally, after October 2023, we expect to collect and recognize as income $3 million associated with interest arising from the arbitration award. Both Fluor and Sadara have requested clarifications regarding the arbitration award, which also may result in adjustments in future quarters.
Since September 2018, eleven separate purported shareholders' derivative actions were filed against current and former members of the Board of Directors, as well as certain of Fluor’s current and former executives. Fluor was named as a nominal defendant in the actions. These derivative actions purported to assert claims on behalf of Fluor and made substantially the same factual allegations as the securities class action matter which was resolved in 2022, as previously disclosed in our 2022 10-K, and sought various forms of monetary and injunctive relief. These actions were pending in Texas state court (District

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
Court for Dallas County), the U.S. District Court for the District of Delaware, the U.S. District Court for the Northern District of Texas, and the Court of Chancery of the State of Delaware. In April 2023, the parties reached an agreement for a global settlement of these matters. The settlement received final court approval in September 2023. All matters have now been dismissed.
In February 2020, we announced that the SEC was conducting an investigation and requested documents and information related to projects for which we recorded charges in the second quarter of 2019. In April 2020 and January 2022, Fluor received subpoenas from the U.S. DOJ seeking documents and information related to the second quarter 2019 charges; certain of the projects associated with those charges; and certain project accounting, financial reporting and governance matters. In May 2023, the DOJ advised that it had closed its investigation and does not intend to bring charges. In September 2023, we entered into a settlement agreement with the SEC resolving the investigation and agreed to pay a civil penalty of $15 million. We had previously established reserves sufficient to fund the settlement. Therefore, the settlement did not have a material impact on our results during the 2023 Quarter.
Various wholly-owned subsidiaries of Fluor, in conjunction with a partner, TECHINT, (“Fluor/TECHINT”) performed engineering, procurement and construction management services on a cost reimbursable basis for Barrick Gold Corporation involving a gold mine and ore processing facility on a site straddling the border between Argentina and Chile. In 2013 Barrick terminated the Fluor/TECHINT agreements for convenience and not due to the performance of Fluor/TECHINT. On August 12, 2016, Barrick filed a notice of arbitration against Fluor/TECHINT, demanding damages and/or a refund of contract proceeds paid of not less than $250 million under various claims relating to Fluor/TECHINT’s alleged performance. Proceedings were suspended while the parties explored a possible settlement. In August 2019, Barrick drew down $36 million of letters of credit from Fluor/TECHINT ($24 million from Fluor and $12 million from TECHINT). Thereafter, Barrick proceeded to reactivate the arbitration. Barrick and Fluor/TECHINT exchanged detailed statements of claim and counterclaim pursuant to which Barrick's claim against Fluor/TECHINT totaled $364 million net of amounts acknowledged to be due to Fluor/TECHINT. In September 2023, the arbitration panel issued an award generally in favor of Fluor/TECHINT. In October 2023, Fluor/TECHINT and Barrick entered into an agreement to effect the arbitration award and release all claims among the parties. We recognized a gain of $12 million in the 2023 Quarter associated with the non-interest component and expect to recognize an additional $11 million on the interest component in the fourth quarter of 2023.
Fluor Enterprises Inc., our wholly-owned subsidiary, (“Fluor”) in conjunction with a partner, Balfour Beatty Infrastructure, Inc., (“Balfour”) formed a joint venture known as Prairie Link Constructors JV (“PLC”) and, through it, contracted with the North Texas Tollway Authority (“NTTA”) to provide design and build services in relation to the extension of the NTTA’s President George Bush Turnpike highway (“Project”). PLC completed the Project in 2012. In October 2022, the NTTA served PLC, Fluor and Balfour with a petition, filed at Dallas County Court, demanding damages of an unquantified amount under various claims relating to alleged breaches of contract and or negligence in relation to retaining walls along the Project. In its initial disclosures as part of the litigation, the NTTA stated that its damages are expected to exceed $100 million and that damages will be calculated by experts and provided in the normal course of the litigation. In September 2023, the NTTA provided an expert report that included calculations of damages, consisting of costs to repair sixty-five retaining walls, estimated at $227 million. We have answered the petition and asserted claims for, among other things, indemnity from subcontractors.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
10. Contract Assets and Liabilities

The following summarizes information about our contract assets and liabilities:

(in millions)	September 30, 2023	December 31, 2022
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$908	$738
Contract work in progress - lump-sum contracts	155	177
Contract assets	$1,063	$915

Advance billings deducted from contract assets	$211	$220

	9ME September 30,
(in millions)	2023	2022
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$566	$812
We periodically evaluate our project forecasts and the amounts recognized with respect to our claims and unapproved change orders. We include estimated amounts for claims and unapproved change orders in project revenue to the extent it is probable we will realize those amounts. As of September 30, 2023 and December 31, 2022, we had recorded $648 million and $498 million, respectively, of revenue associated with claims and unapproved change orders for costs incurred to date. Additional costs, which will increase this balance over time, are expected to be incurred in future periods. We had up to $20 million of back charges that may be disputed as of September 30, 2023, but none as of December 31, 2022.
11. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	September 30, 2023
Within 1 year	$12,599
1 to 2 years	7,500
Thereafter	3,978
Total RUPO	$24,077

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
12. Debt and Letters of Credit

Debt consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Borrowings under credit facility	$—	$—

Current:
2023 Notes	$—	$138
Other borrowings	18	14
Total current	$18	$152
Long-term:
Senior Notes
2024 Notes	266	381
Unamortized discount and deferred financing costs	—	(1)
2028 Notes	600	600
Unamortized discount and deferred financing costs	(3)	(4)
2029 Notes	575	—
Unamortized deferred financing costs	(15)	—
Other long-term borrowings	2	2
Total long-term	$1,425	$978

Credit Facility

As of September 30, 2023, letters of credit totaling $422 million were outstanding under our $1.8 billion credit facility, which matures in February 2026 and was amended in August 2023 to permit the issuance of the 2029 Notes. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.5 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of September 30, 2023, we had not made any borrowings under our credit facility and maintained a borrowing capacity of $797 million.
Uncommitted Lines of Credit
As of September 30, 2023, letters of credit totaling $920 million were outstanding under uncommitted lines of credit.
Issuance of 2029 Notes

In August 2023, we issued $575 million of 1.125% Convertible Senior Notes (the “2029 Notes”) due August 15, 2029 and received net proceeds of $560 million. Interest on the 2029 Notes is payable semi-annually on February 15 and August 15, beginning on February 15, 2024. The conversion rate for the 2029 Notes is 22.0420 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $45.37 per share. Holders may convert their 2029 Notes any time before May 2029 under the following conditions:

•if the last reported price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to $58.98 on each applicable trading day;
•during the five-business day period after any five-consecutive trading day period in which the trading price of the 2029 Notes was less than 98% of the product of the last reported stock price and the conversion rate;
•if we call any or all of the 2029 Notes for redemption; or

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
•upon the occurrence of specified events as described in the applicable indenture.

In addition, holders may convert their 2029 Notes any time beginning on May 15, 2029 and prior to maturity without regard to the foregoing circumstances. Upon any conversion, we will repay the principal amount of the notes in cash and may elect to convey the conversion premium in any combination of cash and shares of our common stock. Certain events could cause the conversion rate to increase, including a make-whole fundamental change or redemption, but in no event will the conversion rate for a single note exceed 29.2056 shares of our common stock, other than for customary adjustments described in the applicable indenture.

After August 2026, we may elect to redeem up to all of the outstanding 2029 Notes if our common stock has a prevailing per share closing price in excess of $58.98. In such election, all principal would be settled in cash and could result in a make-whole premium if the holders also elect to convert. We may elect to pay any make-whole premium in any combination of cash and shares of our common stock.

Capped Call Transactions

In connection with the 2029 Notes offering, we entered into capped call transactions with certain banks. The strike price of the capped call options corresponds to the conversion price of the 2029 Notes of $45.37 per share. The capped call options are expected to offset potential dilution to our common stock upon conversion of any 2029 Notes and/or offset any cash payments we are required to make for any conversion premium if our stock price is greater than $45.37. The upper limit of the capped calls is $68.48 per share. If our stock price exceeds $68.48, there would be unmitigated dilution and/or no offset of any cash payments attributable to the amount by which our stock exceeds the cap price. We will not be required to make any cash payments to option counterparties upon the exercise of capped call options, but we will be entitled to receive from them shares of our common stock or an amount of cash based on the amount by which the market price of our common stock exceeds the strike price of the capped calls. The capped call transactions are not part of the terms of the 2029 Notes and are accounted for as separate transactions. As the capped call options are indexed to our own stock, they are recorded in shareholders’ equity and are not accounted for as derivatives. The cost of the capped call transactions was $73 million which was recorded as a reduction to APIC, and will not be subject to periodic remeasurement.
Redemption of 2024 and 2023 Notes
In August 2023, we completed a tender offer in which we repurchased $115 million of outstanding 2024 Notes, excluding accrued interest, for consideration of $975.03 per $1,000 principal amount of the notes. The earnings effect of the tender offer was immaterial.
In January 2023, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million with no earnings impact.
13. Convertible Preferred Stock

In September 2023, we exercised our mandatory conversion rights on our CPS in which all of the outstanding shares of CPS converted to 44.9585 shares of our common stock, plus a cash payment of $45.23 per CPS for a make-whole premium. The total make-whole premium amounted to $27 million.

Third quarter CPS dividends of $10 million were paid in August 2023. Upon conversion, all dividends on the CPS have ceased. We have no obligation for accumulated but unpaid dividends since the last record date.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
14. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2023				December 31, 2022
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities, noncurrent(1)	$114	$—	$114	$—	$—	$—	$—	$—
Deferred compensation trusts(2)	13	13	—	—	10	10	—	—
Derivative assets(3)
Foreign currency	6	—	6	—	9	—	9	—
Commodity	2	—	2	—	4	—	4	—

Liabilities:
SMR warrants (4)	$23	$12	$11	$—	$38	$21	$17	$—
Derivative liabilities(3)
Foreign currency	4	—	4	—	8	—	8	—
Commodity	—	—	—	—	1	—	1	—
_________________________________________________________
(1)    Consists of investments in U.S. Treasury notes with maturities greater than one year that are valued based on pricing models, which are determined from a compilation of primarily observable market information, broker quotes in non-active markets or similar assets.

(2) Consists of registered money market funds and an equity index fund. These investments, which are trading securities, represent the net asset value at the close of business of the period based on the last trade or official close of an active market or exchange.
(3)    Foreign currency and commodity derivatives are estimated using pricing models with market-based inputs, which take into account the present value of estimated future cash flows.
(4) The SMR warrant liabilities are comprised of public and private placement warrants redeemable by SMR under certain conditions, both measured using the price of the public warrants. The private placement warrants are not publicly traded and have been classified as Level 2 measurements while the public warrants are classified as Level 1.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
We have measured assets and liabilities held for sale at fair value on a nonrecurring basis. The following summarizes information about financial instruments that are not required to be measured at fair value:

		September 30, 2023		December 31, 2022
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,436	$1,436	$1,262	$1,262
Cash equivalents(2)	Level 2	985	985	1,177	1,177
Marketable securities, current(2)	Level 2	64	64	185	185
Notes receivable, including noncurrent portion(3)	Level 3	9	9	9	9
Liabilities:
2023 Senior Notes(4)	Level 2	$—	$—	$138	$138
2024 Senior Notes(4)	Level 2	266	367	380	370
2028 Senior Notes(4)	Level 2	597	550	596	545
2029 Senior Notes(4)	Level 2	560	596	—	—
Other borrowings, including noncurrent portion(5)	Level 2	20	20	16	16
_________________________________________________________
(1)    Cash consists of bank deposits. Carrying amounts approximate fair value.
(2)    Cash equivalents and marketable securities, current primarily consists of time deposits. Carrying amounts approximate fair value because of the short-term maturity of these instruments. Amortized cost is not materially different from the fair value.
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
15. Stock-Based Compensation
Equity Awards
Our executive and director stock-based compensation plans are described more fully in the 2022 10-K. In the 2023 and 2022 Periods, RSUs totaling 432,654 and 415,356, respectively, were granted to executives and directors at a weighted-average grant date fair value of $34.88 and $22.36 per share, respectively, and generally vest over three years, except that RSUs granted to directors in 2023 and 2022 vested upon grant.
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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
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
For awards granted under the 2023, 2022 and 2021 performance award plans, the number of units are adjusted during the vesting period to reflect actual and forecasted achievement of the specified performance targets, as defined in the award agreements.
Liability Awards
SGI awards and performance-based awards for other executives vest and become payable at a rate of one-third of the total award each year.

	Location in Statement of Operations	3ME September 30,		9ME September 30,
(in millions)		2023	2022	2023	2022
SGI awards	G&A	$14	$10	$24	$20
Performance-based awards for other executives	G&A	5	2	17	14

Liabilities (in millions)	Location on Balance Sheet	September 30, 2023	December 31, 2022
SGI awards	Accrued salaries, wages and benefits and other noncurrent liabilities	$48	$92
Performance-based awards for other executives	Accrued salaries, wages and benefits and other noncurrent liabilities	25	15
16. Other Comprehensive Income (Loss)
The components of OCI follow:

	3ME September 30, 2023			3ME September 30, 2022
(in millions)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$(25)	$—	$(25)	$(32)	$—	$(32)
Ownership share of equity method investees’ OCI	—	—	—	19	(5)	14
Other	(1)	—	(1)	(7)	2	(5)
Total OCI	(26)	—	(26)	(20)	(3)	(23)
Less: OCI attributable to NCI	3	—	3	—	—	—
OCI attributable to Fluor	$(29)	$—	$(29)	$(20)	$(3)	$(23)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

	9ME September 30, 2023			9ME September 30, 2022
(in millions)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
OCI:
Foreign currency translation adjustments	$40	$—	$40	$(35)	$—	$(35)
Ownership share of equity method investees’ OCI	(4)	—	(4)	40	(9)	31
Other	1	—	1	(12)	4	(8)
Total OCI	37	—	37	(7)	(5)	(12)
Less: OCI attributable to NCI	3	—	3	—	—	—
OCI attributable to Fluor	$34	$—	$34	$(7)	$(5)	$(12)

The changes in AOCI balances follow:

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	Other	AOCI, Net
Attributable to Fluor:
Balance as of June 30, 2023	$(263)	$(29)	$(10)	$(302)
OCI before reclassifications	(28)	—	—	(28)
Amounts reclassified from AOCI	—	—	(1)	(1)
Net OCI	(28)	—	(1)	(29)
Balance as of September 30, 2023	$(291)	$(29)	$(11)	$(331)
			0
Attributable to NCI:			0
Balance as of June 30, 2023	$(2)	$—	$—	$(2)
OCI before reclassifications	3	—	—	3
Amounts reclassified from AOCI	—	—	—	—
Net OCI	3	—	—	3
Balance as of September 30, 2023	$1	$—	$—	$1

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	Other	AOCI, Net
Attributable to Fluor:
Balance as of December 31, 2022	$(328)	$(25)	$(12)	$(365)
OCI before reclassifications	37	(4)	—	33
Amounts reclassified from AOCI	—	—	1	1
Net OCI	37	(4)	1	34
Balance as of September 30, 2023	$(291)	$(29)	$(11)	$(331)
			0
Attributable to NCI:			0
Balance as of December 31, 2022	$(2)	$—	$—	$(2)
OCI before reclassifications	3	—	—	3
Amounts reclassified from AOCI	—	—	—	—
Net OCI	3	—	—	3
Balance as of September 30, 2023	$1	$—	$—	$1

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	Other	AOCI, Net
Attributable to Fluor:
Balance as of June 30, 2022	$(304)	$(38)	$(13)	$(355)
OCI before reclassifications	(32)	14	(5)	(23)
Amounts reclassified from AOCI	—	—	—	—
Net OCI	(32)	14	(5)	(23)
Balance as of September 30, 2022	$(336)	$(24)	$(18)	$(378)
			0
Attributable to NCI:			0
Balance as of June 30, 2022	$(2)	$—	$—	$(2)
OCI before reclassifications	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—
Net OCI	—	—	—	—
Balance as of September 30, 2022	$(2)	$—	$—	$(2)

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

(in millions)	Foreign Currency Translation	Ownership Share of Equity Method Investees’ OCI	Other	AOCI, Net
Attributable to Fluor:
Balance as of December 31, 2021	$(300)	$(56)	$(10)	$(366)
OCI before reclassifications	(36)	24	(7)	(19)
Amounts reclassified from AOCI	—	8	(1)	7
Net OCI	(36)	32	(8)	(12)
Balance as of September 30, 2022	$(336)	$(24)	$(18)	$(378)
			0
Attributable to NCI:			0
Balance as of December 31, 2021	$(3)	$—	$—	$(3)
OCI before reclassifications	1	—	—	1
Amounts reclassified from AOCI	—	—	—	—
Net other comprehensive income (loss)	1	—	—	1
Balance as of September 30, 2022	$(2)	$—	$—	$(2)
The reclassifications out of AOCI follow:

	Location in Statement of Operations	3ME September 30,		9ME September 30,
(in millions)		2023	2022	2023	2022
Component of AOCI:
Ownership share of equity method investees’ OCI	Cost of revenue	$—	$—	$—	$(8)
Income tax benefit	Income tax expense (benefit)	—	—	—	—
Net of tax		$—	$—	$—	$(8)

Unrealized gain (loss) on foreign currency contracts	Cost of revenue	$1	$—	$(2)	$1
Income tax benefit	Income tax expense (benefit)	—	—	1	—
Net of tax		$1	$—	$(1)	$1

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
Results of Operations
We have decided to retain Stork's North American operations, which largely consists of our operations and maintenance business owned by Fluor prior to our acquisition of Stork. Beginning in 2023, this business, renamed Plant & Facility Services, is included in our Urban Solutions segment for all periods presented.
In March 2023, we sold our AMECO South America business, which included operations in Chile and Peru. This transaction marked the completion of the AMECO divestiture for total proceeds of $144 million, including $17 million during the 2023 Period. Previous AMECO divestitures included assets in Africa, the Caribbean, Mexico and North America. Upon the sale of AMECO South America in the 2023 Period, we recognized a $60 million negative earnings impact, including $35 million associated with foreign currency translation.
In August 2023, we completed the issuance of the 2029 Notes, which is more fully described in the Liquidity and Capital Resources discussion.
In September 2023, we completed the conversion of all our CPS, which is more fully described in the Liquidity and Capital Resources discussion.
In 2021, we committed to achieving net zero emissions for Scopes 1 and 2 absolute greenhouse gas emissions by the end of 2023, and we believe we are on track to meet that objective.

	3ME September 30,				9ME September 30,
(in millions)	2023		2022		2023		2022
Revenue
Energy Solutions	$1,553		$1,592		$4,886		$4,097
Urban Solutions	1,431		1,084		3,842		3,279
Mission Solutions	655		639		2,009		1,779
Other	324		297		917		879
Total revenue	$3,963		$3,612		$11,654		$10,034

Segment profit (loss) $ and margin %
Energy Solutions	$177	11.4%	$59	3.7%	$355	7.3%	$177	4.3%
Urban Solutions	66	4.6%	(50)	(4.6)%	121	3.1%	(21)	(0.6)%
Mission Solutions	38	5.8%	29	4.5%	84	4.2%	115	6.5%
Other	(5)	NM	(7)	NM	(108)	NM	(18)	NM
Total segment profit $ and margin %(1)	$276	7.0%	$31	0.9%	$452	3.9%	$253	2.5%

G&A	(56)		(30)		(177)		(146)
Impairment	—		—		—		63
Foreign currency gain (loss)	23		34		(62)		51
Interest income (expense), net	42		14		120		4
Earnings (loss) attributable to NCI	(25)		(46)		(42)		(31)
Earnings before taxes	260		3		291		194
Income tax expense	(79)		(27)		(172)		(89)
Net earnings (loss)	$181		$(24)		$119		$105
Less: Net earnings (loss) attributable to NCI	(25)		(46)		(42)		(31)
Net earnings attributable to Fluor	$206		$22		$161		$136

New awards
Energy Solutions	$3,252		$3,574		$4,718		$5,595
Urban Solutions	1,033		933		5,090		3,549
Mission Solutions	345		4,874		1,015		5,312
Other	346		362		1,097		763
Total new awards	$4,976		$9,743		$11,920		$15,219

New awards related to projects located outside of the U.S.					65%		48%

Backlog (in millions)	September 30, 2023	December 31, 2022
Energy Solutions	$9,159	$9,134
Urban Solutions	11,051	10,270
Mission Solutions	4,563	5,666
Other	1,231	979
Total backlog	$26,004	$26,049

Backlog related to projects located outside of the U.S.	52%	49%
Backlog related to reimbursable projects	70%	63%
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
During the 2023 Quarter, segment profit significantly improved due to higher execution activity on new projects as well as the initial recognition of cost recovery entitlements on several fixed price projects and incentive fees on a mining project. Segment profit for the 2023 Period also improved despite a $59 million charge on the LAX Automated People Mover project, $58 million in charges on a legacy upstream project and a $60 million negative earnings impact upon the sale of our AMECO South America business.
We did not recognize any material impairment expense during the 2023 Period. During the 2022 Period, we reversed $63 million in impairment originally recognized in 2021 when our Stork and AMECO businesses were classified as held for sale, due primarily to remeasurement under held and used impairment criteria, for which CTA balances are excluded from carrying value.
The effective tax rate on earnings was 30.4% for the 2023 Quarter and 59.1% for the 2023 Period compared to 939.2% for the 2022 Quarter and 46.0% for the 2022 Period. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME September 30		9ME September 30
(In millions)	2023	2022	2023	2022
U.S statutory federal income tax expense	$55	$1	$61	$41
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	3	1	1	3
Valuation allowance, net	18	15	94	50
Foreign tax impacts	(2)	—	14	(11)
Noncontrolling interest	5	10	9	6
Sale of AMECO South America	—	—	(10)	—
Other adjustments	—	—	3	—
Total income tax expense	$79	$27	$172	$89
Backlog as of September 30, 2023 was stable with December 31, 2022. We recognize new awards into backlog when we and our client have approved the contract (written or verbal) and are committed to perform our respective obligations. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog differs from RUPO discussed elsewhere. RUPO includes only the amount of revenue we expect to recognize under contracts with definite terms and substantive termination provisions.
Segment Operations
Energy Solutions
Revenue in both the 2023 Quarter and 2023 Period benefitted from the initial recognition of revenue on cost recovery entitlements on several fixed price projects. Revenue in the 2023 Period further increased due to the ramp up of execution activities on our refinery projects in Mexico, chemicals projects in China and mid-scale LNG projects. These increases to revenue were partially offset by a decline in execution activity for projects nearing completion and lower revenue on an LNG project.
Segment profit for the 2023 Quarter and 2023 Period significantly improved primarily due to the initial recognition of cost recovery entitlements on several fixed price projects partially offset by cost growth on a large upstream legacy project and a charge for the expected net settlement of a longstanding claim. Segment profit for the 2023 Quarter also included a gain of $24 million on embedded foreign currency derivatives compared to a loss of $5 million in the 2022 Quarter. Segment profit for the 2023 Period included the ramp up of execution activities on the refinery projects in Mexico as well as the effects of favorable foreign currency remeasurement. The increases in segment profit margin in 2023 reflect these same factors.
New awards were slightly lower in 2023 compared to 2022 but included a confidential reimbursable EPCM contract for a large chemicals project in North America. Backlog remained flat during the 2023 Period.
Urban Solutions
Revenue in the 2023 Quarter and 2023 Period increased due to the ramp up of execution activities on several recently awarded projects including a large metals project in the U.S., two life sciences projects and a semiconductor project. The revenue increases in 2023 were partially offset by declines in the volume of execution activity for projects nearing completion including a large mining project.
Segment profit for the 2023 Quarter and 2023 Period significantly improved. Segment profit in the 2023 Quarter includes an incentive fee award on a large mining project that is nearing completion as well as a favorable arbitration outcome on a separate mining project whereas segment profit in the 2022 Quarter included charges related to cost growth and schedule delays on three legacy infrastructure projects. Segment profit in the 2023 Period includes a $59 million charge for rework associated with subcontractor design errors, related schedule impacts and system integration testing timelines on the LAX Automated People Mover project. The increases in segment profit margin in 2023 reflect these same factors.
New awards increased during the 2023 Quarter and 2023 Period. New awards booked during the 2023 Quarter included incremental awards on a life sciences project. Backlog increased during the 2023 Period due to the new award activity during 2023. Our staffing business does not report new awards or backlog.
Mission Solutions
Revenue increased in the 2023 Quarter and 2023 Period due to increased execution activities for FEMA hurricane support, the LOGCAP program in Africa and three DOE contracts. The increase in revenue was partially offset by the completion of a contingency and humanitarian support project in 2022 and close out activities for an airfield construction project and one DOE contract.
The improvement in segment profit in the 2023 Quarter was driven primarily by increased execution for FEMA hurricane support. Additionally, the 2022 Quarter included an incremental charge for cost growth on a weapons facility project. The decline in segment profit in the 2023 Period was substantially driven by a $30 million charge for cost growth associated with additional schedule delays on a weapons facility project. We are conducting our due diligence to recover cost growth that has resulted from directed and constructive changes from the client on the project. The decline in segment profit in the 2023 Period also reflects the completion of the contingency and humanitarian support project and the favorable resolution of an Army Corps of Engineers project in the 2022 Period. The changes to segment profit margin in 2023 reflect these same factors.
New awards decreased during the 2023 Quarter and 2023 Period due to a large award booked in the prior year for a 4-year contract extension on the DOE Savannah River Site. The decline in backlog during the 2023 Period resulted from work performed outpacing new award activity. Backlog included $3.0 billion and $3.9 billion of unfunded government contracts as of September 30, 2023 and December 31, 2022, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated.
Other
Other includes the operations of NuScale, Stork and the remaining AMECO business prior to their sale.

	3ME September 30,		9ME September 30,
(in millions)	2023	2022	2023	2022
NuScale (1)	$(19)	$(15)	$(71)	$(44)
Stork	14	4	25	16
AMECO	—	4	(62)	10
Segment profit (loss)	$(5)	$(7)	$(108)	$(18)

(1) NuScale expenses included in the determination of segment profit were as follows:
NuScale expenses	$(49)	$(47)	$(164)	$(110)
Less: DOE Reimbursable expenses	17	25	43	56
NuScale expenses, net	(32)	(22)	(121)	(54)
Less: Attributable to NCI	13	7	50	10
NuScale profit (loss)	$(19)	$(15)	$(71)	$(44)
Segment profit in the 2023 Period includes the $60 million negative earnings impact upon the sale of our AMECO South America business, including $35 million for foreign currency translation.
G&A

	3ME September 30,		9ME September 30,
(in millions)	2023	2022	2023	2022
G&A
Compensation	$45	$20	$123	$91
SEC investigation	2	1	12	13
Reserve for legacy legal claims	—	—	3	5
Facilities	4	4	11	12
Exit costs	2	1	9	5
Other	3	4	19	20
G&A	$56	$30	$177	$146
The increase in compensation expense in the 2023 Quarter was driven by higher performance-based compensation, including annual bonus projections in 2023, and higher stock-price-driven compensation due to the increase in our stock price from June 2023 to September 2023.
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
In August 2023, we issued $575 million of 1.125% Convertible Senior Notes due August 15, 2029 and received net proceeds of $560 million. Concurrently, we entered into capped call transactions with certain banks for $73 million. We believe the entry into the capped call transactions provides us with significant protection against the potential dilution associated with the 2029 Notes. In August 2023, we completed a tender offer in which we repurchased $115 million of outstanding 2024 Notes using the proceeds from the issuance of the 2029 Notes. Beginning in December 2023, we expect to begin a defeasance process to redeem all remaining outstanding 2024 Notes, but may also engage in market transactions ahead of that time to opportunistically redeem a portion of the 2024 Notes. In January 2023, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million using cash on hand.
As of September 30, 2023, letters of credit totaling $422 million were outstanding under our $1.8 billion credit facility, which matures in February 2026 and was amended in August 2023 to permit the issuance of the 2029 Notes. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.5 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of September 30, 2023 and through the issuance of this 10-Q, we had not made any borrowings under our credit facility and maintained a borrowing capacity of $797 million.
Cash and cash equivalents combined with marketable securities were $2.6 billion as of both September 30, 2023 and December 31, 2022. Cash balances as of September 30, 2023 and December 31, 2022 include cash and cash equivalents and marketable securities held by NuScale of $155 million and $338 million, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.1 billion as of both September 30, 2023 and December 31, 2022. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $563 million and $706 million as of September 30, 2023 and December 31, 2022, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $95 million and $102 million as of September 30, 2023 and December 31, 2022, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of September 30, 2023 and December 31, 2022, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.

Cash Flows

	9ME September 30,
(in millions)	2023	2022
OPERATING CASH FLOW	$(96)	$(15)

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	10	(27)
Capital expenditures	(71)	(38)
Proceeds from sale of assets (including AMECO-South America in 2023)	23	29
Investments in partnerships and joint ventures	(13)	(47)
Other	5	19
Investing cash flow	(46)	(64)

FINANCING CASH FLOW
Proceeds from issuance of 2029 Notes, net of issuance costs	560	—
Capped call transactions related to 2029 Notes	(73)	—
Proceeds from NuScale de-SPAC transaction	—	341
Proceeds from sale of NuScale interest	—	107
Purchases and retirement of debt	(249)	(23)
Dividends paid on CPS	(29)	(29)
Make-whole payment on conversion of CPS	(27)	—
Distributions to NCI (net of capital contributions)	(36)	(15)
Other	(15)	(3)
Financing cash flow	131	378

Effect of exchange rate changes on cash	(7)	(72)
Increase (decrease) in cash and cash equivalents	(18)	227
Cash and cash equivalents at beginning of period	2,439	2,209
Cash and cash equivalents at end of period	$2,421	$2,436

Cash paid during the period for:
Interest	$46	$43
Income taxes (net of refunds)	129	71
Operating Activities
Cash flows from operating activities result primarily from our EPC activities and are affected by our earnings level and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project and the payments terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our lump-sum projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of September 30, 2023, our backlog included $1.4 billion for loss projects which will impact our operating cash flow in future periods.

Our operating cash flow for the 2023 Period was negatively impacted by increases in working capital on several large projects and higher tax payments. We also funded an estimated $82 million on loss projects during the 2023 Period. Although earnings significantly improved during the 2023 Quarter, operating cash flow remained flat due to the increase in working capital. During the fourth quarter of 2023, we expect to receive cash settlements on certain project claims and disputes and cash distributions from one of our largest joint ventures as well as a potential tax refund.
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
Proceeds from sales of assets during the 2023 Period included $17 million for the sale of our AMECO South America business, which included operations in Chile and Peru. Proceeds from sales of assets during the 2022 Period included the sale of the majority of our interest in an infrastructure joint venture in Canada.
Investments in unconsolidated partnerships and joint ventures in the 2023 Period included capital contributions to a Mission Solutions joint venture and two infrastructure joint ventures. Investments in unconsolidated partnerships and joint ventures in the 2022 Period included capital contributions to a Mission Solutions joint venture and an infrastructure joint venture.
Financing Activities
In August 2023, we issued $575 million of 1.125% Convertible Senior Notes (the “2029 Notes”) due August 15, 2029 and received net proceeds of $560 million. Interest on the 2029 Notes is payable semi-annually on February 15 and August 15, beginning on February 15, 2024. The conversion rate for the 2029 Notes is 22.0420 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $45.37 per share. Holders may convert their 2029 Notes any time before May 2029 under the following conditions:

•if the last reported price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to $58.98 on each applicable trading day;
•during the five-business day period after any five-consecutive trading day period in which the trading price of the 2029 Notes was less than 98% of the product of the last reported stock price and the conversion rate;
•if we call any or all of the 2029 Notes for redemption; or
•upon the occurrence of specified events as described in the applicable indenture.

In addition, holders may convert their 2029 Notes any time beginning on May 15, 2029 and prior to maturity without regard to the foregoing circumstances. Upon any conversion, we will repay the principal amount of the notes in cash and may elect to convey the conversion premium in any combination of cash and shares of our common stock. Certain events could cause the conversion rate to increase, including a make-whole fundamental change or redemption, but in no event will the conversion rate for a single note exceed 29.2056 shares of our common stock, other than for customary adjustments described in the applicable indenture.

After August 2026, we may elect to redeem up to all of the outstanding 2029 Notes if our common stock has a prevailing per share closing price in excess of $58.98. In such election, all principal would be settled in cash and could result in a make-whole premium if the holders also elect to convert. We may elect to pay any make-whole premium in any combination of cash and shares of our common stock.

In connection with the 2029 Notes offering, we entered into capped call transactions with certain banks. The strike price of the capped call options corresponds to the conversion price of the 2029 Notes of $45.37 per share. The capped call options are expected to offset potential dilution to our common stock upon conversion of any 2029 Notes and/or offset any cash payments we are required to make for any conversion premium if our stock price is greater than $45.37. The upper limit of the capped calls is $68.48 per share. If our stock price exceeds $68.48, there would be unmitigated dilution and/or no offset of any cash payments attributable to the amount by which our stock exceeds the cap price. We will not be required to make any cash payments to option counterparties upon the exercise of capped call options, but we will be entitled to receive from them shares of our common stock or an amount of cash based on the amount by which the market price of our common stock exceeds the strike price of the capped calls. The capped call transactions are not part of the terms of the 2029 Notes and are accounted for as separate transactions. As the capped call options are indexed to our own stock, they are recorded in shareholders’ equity and are not accounted for as derivatives. The cost of the capped call transactions was $73 million which was recorded as a reduction to APIC, and will not be subject to periodic remeasurement.
In August 2023, we completed a tender offer in which we repurchased $115 million of outstanding 2024 Notes, excluding accrued interest, for consideration of $975.03 per $1,000 principal amount of the notes. In January 2023, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million. In June 2022, we redeemed €22 million of outstanding 2023 Notes for $23 million.
As a result of a reverse recapitalization, NuScale received cash of $341 million during the 2022 Period, consisting of $235 million in PIPE funding and $145 million in cash in trust, partially offset by transaction costs of $39 million. In April 2022, we sold approximately 5% of the ownership of NuScale to Japan NuScale Innovation, LLC for $107 million.
In September 2023, we exercised our mandatory conversion rights on our CPS in which all of the outstanding shares of CPS converted to 44.9585 shares of our common stock, plus a cash payment of $45.23 per CPS for a make-whole premium. The total make-whole premium amounted to $27 million, approximately $2 million less than the remaining undiscounted guaranteed dividend stream. First, second and third quarter CPS dividends of $10 million were paid in February, May and August 2023. Upon conversion, all dividends on the CPS have ceased. We have no obligation for accumulated but unpaid dividends since the last record date.
Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in the 2023 Period related to a Mission Solutions joint venture and two infrastructure joint ventures. Distributions in the 2022 Period related to joint ventures in all our segments. Capital contributions by NCI during the 2023 Period related to investments by NuScale's NCI holders.
We have a common stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. As of September 30, 2023, over 10 million shares could still be purchased under the existing stock repurchase program, although we do not have any immediate intent to begin such repurchases.
Letters of Credit

As of September 30, 2023, letters of credit totaling $422 million were outstanding under committed lines of credit. As of September 30, 2023, letters of credit totaling $920 million were outstanding under uncommitted lines of credit including letters of credit totaling $344 million for two lump-sum projects in Kuwait that are substantially complete except for the resolution of unapproved change orders and extension of time claims. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees

The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $16 billion as of September 30, 2023.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	3ME September 30,
(in millions)	2023	2022
Backlog, July 1	$25,483	$19,519
New awards	4,976	9,743
Adjustments and cancellations, net	(519)	(276)
Work performed	(3,936)	(3,563)
Backlog, September 30	$26,004	$25,423

	9ME September 30,
(in millions)	2023	2022
Backlog, January 1	$26,049	$20,800
New awards	11,920	15,219
Adjustments and cancellations, net	(404)	(711)
Work performed	(11,561)	(9,885)
Backlog, September 30	$26,004	$25,423

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
Additional information on matters in dispute may be found in Part I, Item 1 of this Q3 2023 10-Q.
Item 1A. Risk Factors
Changes from our risk factors as disclosed in the 2022 10-K follow:
The capped call transactions may affect the value of the 2029 Notes and the market price of our common stock.

In connection with the pricing of the 2029 Notes, we entered into capped call transactions with the option counterparties.
The capped call transactions are expected generally to mitigate potential dilution to our common stock upon conversion of any 2029 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes, subject to a cap.

After initially establishing their initial hedges of the capped call transactions, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions (and are likely to do so on each exercise date for the capped call transactions or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the 2029 Notes). This activity could cause or avoid an increase or decrease in the market price of our common stock and/or the 2029 Notes, which could affect an investor's ability to convert the 2029 Notes and, to the extent the activity occurs following conversion or during any observation period related to a conversion of 2029 Notes, it could affect the amount and value of the consideration that an investor will receive upon conversion of such 2029 Notes.

We are subject to counterparty risk with respect to the capped call transactions.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Global economic conditions have resulted in the actual or perceived failure or financial difficulties of several financial institutions and could adversely impact the option counterparties’ performance under the capped call transactions. If an option counterparty becomes subject to insolvency proceedings, we could become an unsecured creditor with a claim equal to our exposure at that time. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and/or more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended September 30, 2023 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
July 1 — July 31, 2023	—	$—	—	10,513,093
August 1 — August 31, 2023	—	—	—	10,513,093
September 1 — September 30, 2023	—	—	—	10,513,093
Total	—	$—	—
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
4.1
Indenture, dated August 10, 2023, between Fluor Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on August 11, 2023).

4.2	Form of 1.125% Convertible Senior Note due 2029 (included in Exhibit 4.1).
10.1
Amendment No. 1 to the Third Amended and Restated Revolving Credit Agreement, dated as of August 7, 2023, by and among Fluor Corporation, the lenders party thereto from time to time, and BNP Paribas, as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on August 11, 2023).

10.2	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on August 11, 2023).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q3 2023 10-Q for the three and nine months ended September 30, 2023, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	November 2, 2023	By:	/s/ Joseph L. Brennan
Joseph L. Brennan
Chief Financial Officer

Date:	November 2, 2023	By:	/s/ John C. Regan
John C. Regan
Chief Accounting Officer