Form 10-K
period 2023-12-31
FLUOR CORP
filed 2024-02-20
CIK 1124198

FLUOR CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of June 30, 2023, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4.2 billion based on the closing sale price as reported on the New York Stock Exchange.
As of January 31, 2024, 170,405,512 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FLUOR CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2023

i

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2023 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
AMECO	American Equipment Company, Inc.
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFM	Customer-furnished materials
Cont Ops	Continuing operations
COVID	Coronavirus pandemic
CPS	Convertible preferred stock
CTA	Currency translation adjustment
DB plan	Defined benefit pension plan
DC plan	Defined contribution pension plan
Disc Ops	Discontinued operations
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
EPC	Engineering, procurement and construction
EPS	Earnings per share
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FEMA	U.S. Federal Emergency Management Agency
Fluor	Fluor Corporation
FTC	Foreign tax credit
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
GILTI	Global Intangible Low-Taxed Income
ICFR	Internal control over financial reporting
IT	Information technology
LNG	Liquefied natural gas
NCI	Noncontrolling interests
NM	Not meaningful
NOL	Net operating loss
NRC	U.S. Nuclear Regulatory Commission
NuScale	NuScale Power Corporation
OCI	Other comprehensive income (loss)
PBO	Projected benefit obligation
PIPE	Private investment in public equity
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
SGI	Stock growth incentive awards

SMR	Small modular reactor
SPA	Sale and purchase agreement
SPAC	Special purpose acquisition company
Stork	Stork Holding B.V. and subsidiaries
TSR	Total shareholder return
VIE	Variable interest entity
Forward-Looking Information
From time to time, we make certain comments and disclosures in reports and statements, including this 2023 10-K, or statements are made by its officers or directors, that, while based on reasonable assumptions, may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a "safe harbor" may be provided to us for certain of these forward-looking statements. We caution readers that forward-looking statements, including disclosures which use words such as "will, "may," "could," "should" "believes," "anticipates," "plans," "expects," "intends," "estimates," "projects," "potential," "continue" and similar statements are subject to various future risks and uncertainties which could cause actual results of operations to differ materially from expectations.
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
These factors include those referenced or described in this 2023 10-K (including in "Item 1A. — Risk Factors"). We cannot control all risks and uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
Defined Terms
Except as the context otherwise requires, the terms "Fluor" or the "Registrant" as used herein are references to Fluor Corporation and its predecessors and references to the "company," "we," "us," or "our" as used herein shall include Fluor Corporation, its consolidated subsidiaries and joint ventures.

PART I
Item 1.    Business
Fluor is building a better world by applying world-class expertise in order to solve our clients' greatest challenges. We provide professional and technical solutions that deliver safe, well-executed, capital-efficient projects to our clients around the globe. Fluor Corporation was incorporated in Delaware in September 2000. However, through our predecessors, we have been in business for more than 110 years, providing services that have formed the essential building blocks of development and progress over that time. We believe we are poised to continue helping our clients meet similar needs into the foreseeable future.
Acting through our many subsidiaries and interests in joint ventures, we are one of the larger global professional services firms providing EPC, fabrication and modularization, and project management services. We provide these services to our clients in diverse industries worldwide including advanced technologies and manufacturing, chemicals, infrastructure, life sciences, LNG, mining and metals, nuclear project services, energy transition, and oil and gas production and fuels. We are also a service provider to the U.S. federal government and governments abroad.
We operate our business through 3 principal segments: Energy Solutions, Urban Solutions and Mission Solutions. We also have a smaller Other segment.
Strategic Priorities
Since January 2021, we have been guided by 4 strategic priorities for driving value creation for our shareholders:
•Drive growth across our portfolio, by diversifying markets outside of the traditional oil and gas sector, including energy transition, advanced technology and life sciences, high-demand metals, infrastructure and nuclear and civil, defense and intelligence for governments;
•Pursue contracts with fair and balanced commercial terms, focusing on more favorable, risk-adjusted agreements that reward Fluor for delivering value to our clients;
•Reinforce financial discipline, maintaining a solid balance sheet by generating predictable cash flow and earnings with right-sized cost structure; and
•Foster a high-performance culture with purpose, through excellence in execution, which brings value to all our stakeholders, and by advancing our social agenda such as our inclusion efforts and environmental sustainability.
In 2023, we continued to make progress on our strategic priorities. 65% of our revenue in 2023 was from outside of our traditional oil and gas markets. As of December 31, 2023, 76% of our backlog is reimbursable. In August 2023, we issued $575 million in convertible senior notes due 2029 and principally used the proceeds to repay or purchase securities that were used to repay the 2024 Notes. In September 2023 we converted our CPS into common stock.
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
Safety. Maintaining a safe and secure workplace is a key business driver for us and our clients. In our experience, whether in an office or at a jobsite, a safe environment decreases risks, provides for the well-being of all workers, enhances morale, improves productivity, reduces project cost and generally improves client relationships. We believe that our commitment to safety is one of our most distinguishing features.
Global Execution Platform. As one of the larger publicly-traded EPC companies, we have a global footprint with employees located throughout the world. Our global presence enables us to build local relationships to capitalize on opportunities as well as mobilize quickly to project sites around the world and to draw on our local knowledge and talent pools. We regularly form strategic alliances with local partners, leverage our supply chain expertise and emphasize local training programs. We also provide around-the-clock services from our distributed execution centers on a cost-efficient basis.
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
Market Diversity. We provide services across a broad spectrum of industries around the globe. This diversification helps to mitigate the impact of the cyclicality in the markets we serve and allows us to strive for more consistent growth. We believe that maintaining a good mixture within our entire business portfolio permits us to both focus on our more stable business markets and to capitalize on cyclical or emerging markets when the timing is appropriate.
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
Risk Management. We believe we have the ability to assess, mitigate and manage project risk, especially in difficult locations or circumstances. We have an experienced management and execution team, and utilize a systematic and disciplined approach towards identifying, assessing and managing risks. We believe that our risk management approach helps us control costs and meet clients' schedules.
Sustainability. Our sustainability charter is to conduct business with social, economic and environmental responsibility. Sustainability is integrated into our business practices, and our employees are engaged in delivery on our charter, enabling us to build and sustain the global community and provide value for our stakeholders.
General Operations
Our services fall into 6 broad categories and can range from basic consulting activities, often at the early stages of a project, to complete design-build, operations and maintenance contracts.
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
•Project management involves managing all aspects of the effort to deliver projects on schedule and within budget, and is critical on every project. We are often hired as the overall program manager on large complex projects where various contractors and subcontractors are involved and multiple activities need to be integrated into an execution plan to ensure the success of the overall project. Such services include logistics, development of project execution plans, detailed schedules, cost forecasts, progress tracking and reporting, and the integration of EPC efforts. Project management helps us deliver on our clients' safety, functionality and financial performance requirements.
•Our procurement offerings represent supply chain solutions aimed at improving product quality and performance while also reducing project cost and schedule. Our clients draw upon our global sourcing and supply expertise, global purchasing power, technical knowledge, processes, systems and experienced global resources. Our procurement activities include strategic sourcing, material management, contracts management, buying, expediting, supplier quality inspection and logistics.
•In construction, we mobilize, execute and commission projects on a self-perform and/or subcontracted basis. Generally, we are responsible for the completion of a project, often in difficult locations and under challenging circumstances. We are frequently designated as program manager, and serve as such in cases where the client has facilities in multiple locations, complex phases in a single project location, or a large-scale investment in one facility.
•We offer operations and maintenance services intended to enhance the efficiency of or extend the life of our clients’ facilities. This may include the delivery of services to include facility management, technical facility operations, plant readiness, commissioning, start-up and maintenance technology, small capital projects, turnaround and outage services and recapitalization of facilities and infrastructure. Among other things, we can provide key management, staffing and management skills to clients on-site at their facilities.
•We also provide a variety of fabrication and modularization services, including integrated engineering and modular fabrication and assembly, as well as modular construction and asset support services to clients around the globe from our joint ventures. By leveraging internal and third-party capabilities in key regions of the world, we help our clients achieve cost and schedule savings by reducing on-site craft needs and shifting work to inherently safer and more controlled work environments.
Business Segments
Energy Solutions
We are a partner in the production of safer, cleaner and sustainable solutions to meet the world's increasing energy and chemicals demand. Our Energy Solutions segment provides EPC services for the production and fuels, chemicals, LNG and power markets. We serve the oil, gas, chemical and power industries with full project life-cycle services, including expansion and modernization projects as well as in sustaining capital work. We have an extensive skill set that is focused on energy transition markets, including asset decarbonization, carbon capture, renewable fuels, waste-to-energy, green chemicals, hydrogen, nuclear power and other low-carbon energy sources.
While we perform work on projects that range greatly in size and scope, we believe that one of our distinguishing features is our global strength and experience to perform very large projects in difficult locations. As energy and chemicals projects have become more challenging geographically, geopolitically or otherwise, we believe that clients will continue to look to us to manage such complex projects to draw upon our size, strength, global reach, experience, technical expertise and proven track record.
Our role can vary with each specific project. We may be involved in providing front-end engineering, program management and final design services, construction management services, self-perform construction, or oversight of other contractors, and we may also assume responsibility for the procurement of materials, equipment and subcontractors. We have the capacity to design, fabricate and construct new facilities, upgrade, optimize, modernize and expand existing facilities, and rebuild facilities following their destruction. We also provide consulting services ranging from feasibility studies to process assessments to project finance structuring.
In production and fuels, we execute projects for the oil and gas production, processing and refining industries, including an increasing component of energy transition. In the upstream sector, our typical projects involve the production, processing and transporting of oil and gas, including the development of infrastructure associated with major new fields and pipelines. We are also involved in offshore production facilities and in gas processing projects. In the downstream sector, our clients have been modernizing and modifying existing refineries to increase capacity, improve margins and reduce environmental impact. We are active in the repurposing of existing refining facilities for the production of renewable fuels. We are also focused on other transition markets, such as carbon capture and sequestration, blue and green hydrogen, ammonia and other low carbon solutions, as an increasing number of clients and countries implement stronger sustainable energy goals.
We have been very active for several decades in the chemicals and petrochemicals market, with major projects in the ethylene-based markets as well as in a variety of specialty chemicals. We are also active in battery chemicals projects and we execute projects to implement lower carbon solutions on existing and new chemical facilities.
In LNG and power, we have participated in a wide variety of LNG developments, including liquefaction, floating LNG facilities, mid-scale LNG solutions and regasification terminals. Our work in LNG includes feasibility studies, technology evaluations, process equipment optimization and selection, basic design, front-end engineering and design, detailed EPC and start-up assistance. In the power market, we provide a full range of services utilizing small modular reactor technologies, as well as conventional and advanced nuclear reactor technologies. We selectively execute non-nuclear power projects, typically in connection with energy transition or infrastructure facilities.

Urban Solutions
We believe that continued urbanization will drive demand for innovative and sustainable solutions in advanced technologies and manufacturing, life sciences, mining and metals, infrastructure and professional staffing project teams. Urban Solutions includes businesses to meet our clients' needs in addressing these evolving and growing markets.
For the advanced technologies and manufacturing market, we provide program management and EPC services to a wide variety of companies on a global basis. Our experience spans a wide variety of market segments, including advanced materials, data centers, fast-moving consumer goods, food and beverage, semiconductors, smart batteries and specialty products. We specialize in designing projects that incorporate lean manufacturing concepts while also satisfying clients' sustainability goals.
In life sciences, we provide front end studies and EPC services to the pharmaceutical, biotechnology, medical device and animal health industries. We also specialize in providing validation and commissioning services where we not only bring new facilities online, but we also extend the life, or improve capabilities, of existing facilities. We believe the ability to complete projects on a large-scale basis, especially where time to market is critical, enables us to better serve our clients and is a key competitive advantage.
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
In infrastructure, we support the development of infrastructure projects with a focus on state departments of transportation. We provide a broad range of services including consulting, design, planning, financial structuring, engineering and construction and operation and maintenance services often delivered under joint ventures with other companies. Continuing urbanization and the replacement and expansion of aging infrastructure in North America continues to drive project opportunities.
The segment's staffing services are often provided through TRS Staffing Solutions®, a global staffing specialist that provides us and third-party clients with technical, professional and craft resources either on a contract or permanent placement basis.
We provide operations, maintenance and reliability services, primarily in North America, through Plant & Facility Services.
Mission Solutions
Mission Solutions provides high-end technical solutions to the U.S. and other governments. We believe the segment's nuclear and civil business holds a tier 1 position with differentiated expertise in managing complex national security missions across the Department of Energy and the National Nuclear Security Administration. We deliver solutions for nuclear security and operations, nuclear waste management and laboratory management. Additionally, we are an industry leader in nuclear remediation at governmental facilities providing site management, environmental remediation, and decommissioning of facilities and have been successful in addressing environmental and regulatory challenges associated with nuclear sites. We also provide services to commercial nuclear clients. In civil services, we are a partner to FEMA for disaster recovery and emergency response.
In defense, we deliver operations and maintenance, global logistics, EPC, life support and operations of mission-critical facilities across U.S. military service organizations. We can rapidly mobilize people and equipment to deliver solutions across the globe and often in the harshest environments. We believe we can deliver solutions to our military clients irrespective of the location or the speed required. We believe we have unmatched capabilities in this regard.
For our intelligence clients, we have more than 600 security-cleared personnel providing critical solutions such as data center management, operations and maintenance of secure facilities and technology platform services. We construct and renovate secure facilities around the world for various agencies in support of their enduring missions.

Other
Our Other operations include the operations of Stork and NuScale, in which we are the majority investor. NuScale has developed SMR technology that is NRC approved, which we believe will be important in the development of light water, passively safe SMRs. They remain an early-stage business that bears significant expenses and losses to advance toward commercialization of their reactor technology. NuScale's success could yield opportunities for EPCM in our principal business segments. Stork provides asset maintenance and asset integrity services to the oil and gas, chemicals, life sciences, power, mining and metals, consumer products and manufacturing industries.
In the first quarter of 2023, we sold our AMECO South America operations, thereby completing the divestiture of our equipment business. In the third quarter of 2023, we agreed to sell Stork's European business. This transaction is expected to close in the first half of 2024. During the fourth quarter of 2023, we sold the Stork business in Latin America, largely for the assumption of debt by the purchaser.
Other Matters
Types of Contracts
While the basic terms and conditions of the contracts that we perform may vary considerably, we typically perform our work under two broad types of contracts: (a) reimbursable contracts and (b) lump-sum or guaranteed maximum contracts. In some limited markets, we are seeing hybrid contracts containing both lump-sum and reimbursable elements. As of December 31, 2023, the following table summarizes contract type within our ending backlog:

	December 31,		December 31,
(in millions)	2023		2022
Reimbursable	$22,302	76%	$16,500	63%
Lump-Sum and Guaranteed Maximum	7,139	24%	9,549	37%
In accordance with industry practice, most of our contracts are subject to termination at the discretion of our client. In such situations, our contracts typically provide for the payment of fees earned through the date of termination and the reimbursement of other costs incurred including demobilization costs.
Under reimbursable contracts, the client reimburses us based upon negotiated rates and pays us a pre-determined fee, or a fee based upon a percentage of the cost incurred in completing the project. Our profit may be in the form of a fee, a simple markup applied to labor cost incurred in performing the contract, or a combination of the two. The fee element may also vary. The fee may be an incentive fee based upon achieving certain performance factors, milestones or targets; it may be a fixed amount in the contract; or it may be based upon a percentage of the cost incurred. In some cases, reimbursable contracts may be converted into lump-sum contracts. Reimbursable contracts may include significant estimated amounts of CFM when we believe that we are acting as a principal rather than as an agent and we have visibility into the amount the customer is paying for the materials or there is a reasonable basis for estimating the amount.
Mission Solutions, primarily acting as a prime contractor or a major subcontractor for a number of government programs, generally performs its services under reimbursable contracts subject to applicable statutes and regulations. In many cases, these contracts include incentive fee arrangements. The programs may span many years and may be implemented by awards under multiple contracts. Some of our government contracts are known as indefinite delivery indefinite quantity (“IDIQ”) agreements. Under these arrangements, we work closely with the government to define the scope and amount of work required based upon an estimate of the maximum amount that the government desires to spend. While the scope is often not initially fully defined or does not require any specific amount of work, once the project scope is determined, additional work may be awarded to us without the need for further competitive bidding.
Under lump-sum contracts, we may bid based upon preliminary engineering drawings and specifications provided by the client. This type of contracting presents risk because, among other things, it requires us to predetermine the work to be performed, the project execution schedule and all costs associated with the work based on incomplete information, all of which requires us to make pricing assumptions based on judgment informed by prior experience on other projects. This risk may be greater when we provide a lump-sum bid in competition with other contractors because we may not be selected for the work if our bid is higher than the competition. Another type of lump-sum contract is a negotiated fixed-price contract, under which we are selected as contractor first and then negotiate a lump-sum price with the client. This may reduce the risk associated with bidding in competition. Furthermore, negotiated fixed-price contracts may occur under a compensation model in which we perform some of the early work on a project, including to advance the engineering, on a reimbursable basis before agreeing upon and converting to a lump-sum price for the remainder of the project. Depending upon when a project converts from reimbursable to lump-sum, our risk may be lesser because we may hold greater insight into the details of the project scope, engineering and schedule thereby reducing the number and character of the pricing assumptions in the agreed-upon lump-sum price. Another type of lump-sum contract is a unit price contract under which we are paid a set amount for every “unit” of work performed. If we perform well under any type of lump-sum contract, we can benefit from cost savings gained from the effects of our efficiencies. However, if the project does not proceed as originally planned, we may not be able to recover cost overruns, which may cause us to lose money.
Guaranteed maximum price contracts are reimbursable contracts except that the total fee plus the total cost cannot exceed an agreed upon guaranteed maximum price. We can be responsible for some or all of the total cost of the project if the cost exceeds the guaranteed maximum price. Where the total cost is less than the negotiated guaranteed maximum price, we may receive the benefit of the cost savings based upon the terms of the contract.
Some of our contracts, regardless of type, may operate under joint ventures or other teaming arrangements. Typically, we prefer to enter into these arrangements with companies with whom we have worked previously. These arrangements are generally made to strengthen our market position or technical skills, or where the size, scale or location of the project directs the use of such arrangements.
Competition
The markets served by our business are highly competitive and, for the most part, require substantial resources and highly skilled and experienced technical personnel. A large number of companies compete against us, including U.S.-based companies such as AECOM, Amentum Services, Inc., Bechtel Group, Inc., Black & Veatch, EMCOR Group, Inc., Jacobs Solutions, Inc., KBR, Inc., Kiewit Corporation, Granite Construction, Inc., Quanta Services, Inc. and V2X, Inc., and international-based companies such as ACS Actividades de Construccion y Servicios, Balfour Beatty plc, Chiyoda Corporation, Exyte GmbH, Hyundai Engineering & Construction Company, Ltd., JGC Corporation, McDermott International, Inc., Petrofac Limited, SNC-Lavalin Group, Inc., Samsung Engineering, Stantec Inc., Technip Energies N.V., Wood Group plc, and WorleyParsons Limited.
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
The temporary staffing business is a highly fragmented market with over 1,000 companies competing globally. The key competitive factors in this business line are price, service, quality, client relationships, breadth of service and the ability to identify and retain qualified personnel and geographic coverage.
In our Mission Solutions segment, key competitive factors are primarily centered on performance, qualified personnel and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely, cost-efficient and compliant manner.
Raw Materials
The principal products we use in our business include structural steel, metal plate, concrete, cable and various electrical and mechanical components. These products and components are subject to raw material (aluminum, copper, nickel, iron ore, etc.) availability and pricing fluctuations, which we monitor on a regular basis. We have access to numerous global supply sources; however, the availability and cost of these products, components and raw materials may vary significantly from year to year due to various factors including the logistics market, client demand, producer capacity, inflation, market conditions and specific material shortages. Our pursuit of balanced contractual risk often permits us to recoup inflationary or market-based raw material price increases from our clients, even under otherwise lump-sum contracts.
Compliance with Government Regulations
We operate at sites throughout the world, some of which involve activities related to nuclear facilities, hazardous waste, hydrocarbon production, distribution and transport, the military and infrastructure. Some of our work can be performed adjacent to environmentally sensitive locations such as wetlands, lakes and rivers. We also contract with governments to remediate hazardous materials, including chemical agents, as well as to decontaminate and decommission nuclear sites. These activities can require us to manage, handle, remove, treat, transport and dispose of toxic, radioactive or hazardous substances, and are subject to many environmental, health and safety laws and regulations.
We believe that we are compliant with all environmental, health and safety laws and regulations. We further believe that any reserves associated with future environmental costs are adequate and that any future costs will not have a material effect on our financial position or future results of operations. Some factors, however, could result in the recognition of additional expense. These include the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that we are potentially responsible for the release of hazardous substances at sites other than those currently identified.
Human Capital
We believe we have built a high-performance culture with purpose and foster a diverse and inclusive workplace as a business imperative because people are our most critical asset. A high performance culture, where everyone is treated fairly and respectfully and has equal access to opportunities based on capabilities and performance, regardless of background, raises both the individual and collective performance of our company. Our culture drives employee engagement, productivity and a sustainable competitive advantage.
The following summarizes our human capital information as of December 31, 2023:

Number of Employees
Salaried Employees	20,340
Craft and Hourly Employees	7,764
TRS Agency	2,083
Total	30,187
The number of craft and hourly employees can vary in relation to the number, size and phase of execution of our projects. The decrease in craft and hourly employees during 2023 primarily relates to the sale of our Stork business in Latin America.
We have employees in the following regions:

Region	% of Global Workforce
North America	48%
Europe, Africa and Middle East	29%
Central and South America	5%
Asia Pacific (includes Australia)	18%
Health and Safety
Safety is one of our core values. We are committed to taking care of our employees and preventing injuries in our offices and project locations. Our robust programs and procedures help us mitigate the hazards inherent in the work we do. We are committed to fostering a caring, preventive culture founded on proactive action by engaged employees. We call this Safer TogetherSM. Our 2023 safety performance, calculated in accordance with OSHA record keeping requirements, resulted in a total case incident rate of 0.29, which outperformed our goal of less than 0.38 and was well below comparable industry benchmarks. We also provide resources to improve employee wellbeing including various mental health awareness campaigns, our global Employee Assistance Program, site-specific wellbeing programs, and suicide prevention and mental health first aid training.
Inclusion
We are committed to fostering an inclusive workplace where everyone feels they belong, have a voice and are valued for who they are and what they contribute. We encourage diversity of cultures and perspectives as we build inclusive, high-performance teams. We strive to listen actively, respect one another and foster an environment where every employee has what they need to fully participate in our organization.
We are focused on delivering 4 key impact pillars to advance inclusion:
•Champion an inclusive culture;
•Recruit, develop and retain talent;
•Enhance employee experience; and

•Improve social progress and impact.
We work with a variety of outreach, community and education organizations, including a range of universities. We sponsor 24 advanced educational institutions across 6 continents and we continue to grow our relationships across a range of diverse colleges and technical schools with the majority of funding focused on underserved minorities, women and veterans.
We are committed to strengthening our talent pipeline by adjusting our recruitment efforts to cast a wide net to expand our applicant pools. We post our job openings internally and externally to reach a broad, diverse pool of candidates from all backgrounds. We use inclusive language and review job descriptions and requirements to ensure all qualified candidates feel welcome to apply. Our balanced slate interview practice supports an inclusive hiring process based on panel interviews and candidates' capability, skills and qualifications for positions across our offices and business lines.
We have established 5 regional inclusion councils, with 11 chapters, to drive a global alignment of effort while implementing region-specific initiatives. We also have 5 employee resource groups promoting specific career stage, gender, ethnicity and LGBTQ+ and allyship of our employees. These groups are important in strengthening our culture of inclusion by providing representation, encouraging employee engagement, helping to attract and retain talent and helping to build a sense of community among all our employees.
Our goal is to create a workplace that:
•respects, supports and values all individuals at all levels of our organization;
•embraces listening and learning as a positive, progressive philosophy;
•challenges ourselves to hold space for the individuality of our colleagues without judgment or prejudice;
•promotes the physical, emotional and psychological well-being of every employee;
•offers an inclusive environment that is representative of the communities in which we operate and across all of our businesses; and
•provides employee training, development and education opportunities.
Development Opportunities
One of our top priorities is to provide ongoing training and development for our employees through multiple avenues. In 2023, we extended our catalog of leadership development offerings and methods of delivery. This included delivery of critical learning opportunities to our executives, project execution and functional employees based in offices, remote locations and project field assignments. Additionally, employees can access Fluor University, our online platform, where they select from a wide variety of self-paced, online, virtual and instructor-led training courses. Topics range from our internally developed courses focused on discipline-specific training, to commercially available technical learning and general knowledge topics, such as leadership, business acumen, communication and inclusive management. In 2023, our employees received nearly 130,000 hours of training through Fluor University, nearly double compared to 2022. For group-focused development and networking, our global mentoring circles provide an avenue for small groups to generate dialogue about meaningful and relevant topics related to the company, work environment and career development.
Community Responsibility
To foster a high-performance culture with purpose, we offer our employees robust and enriching opportunities to help meet our goal of building a better world. For more than 70 years, our employee giving and volunteering program, Fluor Cares, has empowered employees to give back to the communities where we live and work. In 2023, Fluor and our Fluor Foundation contributed $4.2 million to community initiatives and programs with the majority of funding allocated to programs that support underserved minorities and women. Through Fluor Cares, we empower our employees to invest in organizations and causes that best resonate with them. This employee-driven giving and volunteering effort now includes 22 countries on six continents and resulted in donations of $4 million in 2023. In 2023, thousands of our employees donated more than 33,700 volunteer hours, a 50% increase over 2022, to improve the communities where we live and operate.
We remain true to our long history of giving back with global programs and local efforts tailored to the needs of the communities where we live and work. Through our charitable partners and the volunteerism of our employees, we delivered nearly 1 million hours of STEM (science, technology, engineering and math) instruction and workforce development to 238,000 individuals to help develop the next-generation workforce. We provided 706,000 meals to the hungry. We planted 29,000 trees, including reconstituting a mangrove forest on the Philippines' coast, in addition to large scale, multi-year tree planting efforts on 4 continents.

Information about our Executive Officers
The following information is being furnished with respect to our executive officers as of February 7, 2024:

Name	Age	Position with the Company(1)
Joseph L. Brennan	56	Executive Vice President and Chief Financial Officer
James R. Breuer	55	Group President, Energy Solutions
Alvin C. Collins III	50	Group President, Corporate Development and Sustainability
David E. Constable	62	Chairman and Chief Executive Officer
Thomas P. D'Agostino	65	Group President, Mission Solutions
Stacy L. Dillow	50	Executive Vice President and Chief Human Resources Officer
Mark E. Fields	65	Group President, Project Execution
Anthony Morgan	57	Group President, Urban Solutions
John C. Regan	54	Executive Vice President, Controller and Chief Accounting Officer
John R. Reynolds	67	Executive Vice President, Chief Legal Officer and Secretary
_______________________________________________________________________________
(1)All references are to positions held with Fluor Corporation. All officers serve in their respective capacities at the pleasure of the Board of Directors.
Joseph L. Brennan
Mr. Brennan has been Executive Vice President and Chief Financial Officer since July 2020. Prior to that, he was Senior Vice President and Operations Controller in 2020, Senior Vice President and Segment Controller — Energy & Chemicals from 2018 to 2020. Mr. Brennan joined the company in 1991.
James R. Breuer
Mr. Breuer has been Group President, Energy Solutions since January 2021. Prior to that, he was President, Downstream — Energy & Chemicals from 2019 to 2021, Vice President and General Manager, South America — Mining & Metals from 2017 to 2019. Mr. Breuer joined the company in 1993.
Alvin C. Collins III
Mr. Collins has been Group President, Corporate Development and Sustainability since January 2021. Prior to that, he was Senior Vice President, Operations — Energy & Chemicals from 2019 to 2021, Senior Vice President, Global Business Development — Energy & Chemicals in 2019 and Senior Vice President, Operations in Europe, Africa and the Middle East — Energy & Chemicals from 2016 to 2019. Mr. Collins joined the company in 1994.
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
Thomas P. D'Agostino
Mr. D'Agostino has been Group President, Mission Solutions since January 2021. Prior to that, he was Group President, Government from 2017 to 2021. Mr. D'Agostino joined the company in 2013.
Stacy L. Dillow
Ms. Dillow has been Executive Vice President and Chief Human Resources Officer since 2019. Prior to that, she was Head of Supply Chain Transformation, Southeast Asia and Australasia at Unilever, a consumer goods company, from 2018 to 2019. Ms. Dillow first joined the company in 1996.
Mark E. Fields
Mr. Fields has been Group President, Project Execution since January 2021. Prior to that, he was Group President, Energy & Chemicals from 2019 to 2021, Senior Vice President, Energy & Chemicals Americas from 2017 to 2019. Mr. Fields joined the company in 1981.

Anthony Morgan
Mr. Morgan has been Group President, Urban Solutions since January 2024. Prior to that, he was Business Line President, Mining & Metals from 2017 to 2023. Mr. Morgan joined the company in 1990.
John C. Regan
Mr. Regan has been Executive Vice President, Controller and Chief Accounting Officer since June 2020. He was previously Executive Vice President and Chief Financial Officer of Alta Mesa Resources, Inc., an upstream exploration and production company, from 2019 to 2020. Mr. Regan is a Certified Public Accountant recognized by the State of Texas.
John R. Reynolds
Mr. Reynolds has been Executive Vice President and Chief Legal Officer since 2019 and Secretary since 2020. Prior to that, he was Vice President and Senior Managing General Counsel from 2017 to 2019. Mr. Reynolds joined the company in 1985.
Available Information
Our website address is www.fluor.com, where we provide free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the “Investor Relations” section. These reports, and any amendments to them, are also available at the SEC's website, www.sec.gov. We also use our investor relations website as a channel of distribution for important company information. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for e-mail alerts and RSS feeds. We also maintain information on our website related to our corporate governance including our Corporate Governance Guidelines, our Board Committee Charters and our Code of Business Conduct and Ethics for Members of the Board of Directors.
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
•Our revenue and earnings are largely dependent on new awards.
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
•Our actual results could differ from the estimates used to prepare our financial statements.
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
•Climate change, natural disasters and related environmental issues could have a material adverse impact on us.
•Increasing scrutiny and changing expectations from stakeholders with respect to sustainability practices may impose additional costs on us or expose us to reputational or other risks.
•We may be unsuccessful in implementing our strategic initiatives.
Risks Related to Indebtedness and other Credit Related Risks
•Adverse credit and financial market conditions, including increasing or continued high interest rates, could impair our clients', our partners' and our own borrowing capacity, which could negatively affect us.
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
Risks Related to our Equity and Corporate Governance Documents
•If we issue additional equity securities, stockholders' ownership percentages would be diluted.
•Delaware law and our charter documents may impede or discourage a takeover or change of control.
Risks Related to our Operations
We are vulnerable to the cyclical nature of the markets we serve.
The demand for our services is dependent upon our clients' capital investments. Our clients' interest in approving new projects, budgets for capital expenditures and need for our services have in the past been, and may in the future be, adversely affected by, among other things, poor economic conditions (including inflation, slow growth or recession, changes to governments' fiscal or monetary policy and higher interest rates), low oil prices, political uncertainties and currency fluctuations. Clients have been and remain selective in how they allocate their capital, especially the larger scale projects in which we specialize. For example, in our Energy Solutions segment, capital expenditures by our clients are influenced by factors such as prevailing hydrocarbon prices and expectations about future prices for underlying commodities, technological advances, the costs of exploration, production and delivery of product, domestic and international political, military, regulatory and economic conditions and other similar factors. There is no guarantee that current oil prices will be sufficient to justify clients' capital expenditures, and the timing and extent of any future improvements in demand remain uncertain. Industries served by that segment and many of the others we serve have historically been and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our services.

Our revenue and earnings are largely dependent on new awards.
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
Because our projects are often technically complex, with multiple phases occurring over several years, we incur risks in our project execution activities. These risks could result in project delays, cost overruns or other problems and can include the following:
•Evolving estimates related to productivity, scheduling estimates or future economic conditions, including with respect to the impacts of inflation on lump-sum contracts;
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
•Poor performance of our clients, partners, subcontractors, suppliers or other third parties;
•Delays or productivity issues caused by weather; and
•Changes in local laws or difficulties or delays in obtaining permits, rights of way or approvals.

These and other risks have in the past, and may in the future, result in our failure to achieve contractual cost or schedule commitments, safety performance, overall client satisfaction or other performance criteria. As a result, we may receive lower fees or lose our ability to earn incentive fees. In other cases, our fee will not change but we will have to continue to perform work without additional fees until the performance criteria is achieved. We may also incur liquidated damages if we fail to complete a project on schedule. In addition, if we fail to meet guaranteed performance or quality standards, we may be held responsible under the guarantee or warranty provisions of our contract for cost impact to the client, generally in the form of contractually agreed-upon liquidated damages or an obligation to re-perform work. To the extent these events occur, the total cost to the project (including any liquidated damages) could be material and could, in some circumstances, equal or exceed the full value of the contract. In such events, our financial condition or results of operations could be materially and negatively impacted.
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
We serve markets that are highly competitive and in which a large number of multinational companies compete. These markets require substantial resources, investment in technology and skilled personnel. We have seen a continuing influx of non-traditional competitors offering below-market pricing while accepting greater risk. Competition places downward pressure on our contract prices and profit margins, and could cause us to accept contractual terms and conditions that are not normal or customary, thereby increasing the risk of losses on such contracts. Intense competition is expected to continue in our markets, presenting us with challenges to maintain acceptable profit margins. To the extent we are unable to meet these competitive challenges, we could experience reduced profitability.
Our ability to grow requires us to hire and retain qualified personnel.
The success of our business is dependent upon being able to attract, develop and retain personnel, including engineers, project management, craft employees and management, who have the necessary and required experience and expertise, and who will perform these services at a reasonable and competitive rate. Competition for experienced personnel is intense. It may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. In certain geographic areas, for example, we may be unable to satisfy the demand for our services because of our inability to deploy qualified personnel. Also, it may be difficult to replace personnel who hold government required credentials. Loss of the services of, or failure to recruit, qualified technical and management personnel, including a preference by some candidates to work remotely, could limit our ability to successfully complete existing projects and compete for new projects. In addition, as costs related to our workforce are dependent on market conditions, inflationary pressure has increased, and may continue to increase, labor costs in certain geographic areas.
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
In addition, the cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. For example, the uncertainty of contract award timing can present difficulties in matching our workforce size with project needs. If an expected contract award is delayed or not received, we could incur costs resulting from excess staff, reductions in staff, or redundancy of facilities that could have a material adverse impact on us. Increased labor costs can also impact our customers' decision making with respect to the viability or timing of certain projects, which could result in project delays or cancellations and in turn have a material adverse impact on us.
The success of teaming arrangements and joint ventures depends on the satisfactory performance by our venture partners over whom we may have little or no control, and the failure of those partners to perform their obligations could impose additional obligations on us that could have a material impact on us.
In the ordinary course of business in our industry, we execute specific projects and otherwise conduct certain operations through joint ventures, partnerships and other collaborative arrangements (collectively, "ventures"). We have various ownership interests in these ventures, with such ownership typically being proportionate to our decision-making and distribution rights. The ventures generally contract directly with our client; however, services may be performed directly by the venture, or may be performed by us, our partners, or a combination thereof.

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
At times, we also participate in ventures with other parties. In such instances, we may have limited control over venture decisions and actions, including ICFR, which may have an impact on our business. If internal control problems arise within a venture, or if our venture partners have financial or operational issues, there could be a material impact on our business, financial condition or results of operations.
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
Some of the work performed under our contracts is performed by third-party subcontractors. We also rely on third-party suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified suppliers, our ability to successfully or timely complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in lump-sum contracts, we may suffer losses on them. If a supplier or subcontractor fails to provide supplies, technology, equipment or services as required under a contract to us, our joint venture partner, our client or any other party involved in the project for any reason, or provides supplies, technology, equipment or services that are not an acceptable quality, we may be required to source those supplies, technology, equipment or services on a delayed basis or at a higher price than anticipated, which could impact our profitability. In addition, faulty workmanship, equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications. These risks may be intensified during an economic downturn if these suppliers or subcontractors experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding, and are not able to provide the services or supplies necessary for our business. A failure by a third-party subcontractor or supplier to comply with applicable laws, rules or regulations could negatively impact our business and reputation and could result in fines, penalties, suspension, or in the case of government contracts, even debarment.
Cybersecurity breaches of our systems and IT could adversely impact us.
We face risks related to cybersecurity threats, which could adversely affect us. Our business is dependent on the secure processing, storage, and transmission of confidential and sensitive information, including personal data of our employees, subcontractors, suppliers, business partners and clients. While we have implemented various measures to protect our systems and data from unauthorized access, cyber-attacks, and other security breaches and have endeavored to require our vendors to adhere to industry recognized security standards, these measures may be insufficient to prevent all security breaches or cyber-attacks. In addition, because the techniques used to obtain unauthorized access to IT systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. For example, the rapid evolution and increased adoption of artificial intelligence may intensify our cybersecurity risks.
In the event of a security breach or cyber-attack, we may experience operational disruptions, financial losses, legal claims, and reputational damage. We may also incur significant costs to remediate the effects of such incidents, including costs associated with investigating the incident, repairing or replacing damaged systems and compensating affected parties.
We may also be subject to legal and regulatory actions, investigations, and penalties related to cybersecurity incidents, which may result in significant fines, sanctions, and legal fees, as well as damage to our reputation and customer relationships. In addition, data protection and cybersecurity laws are continuously evolving at a rapid pace and on a global level, which add heightened risk and additional costs in assessing, implementing and managing compliance measures that affect business operations. Any failure to comply with these laws and regulations could have a negative impact on us.
While we maintain insurance that specifically covers cybersecurity threats, our coverage may not sufficiently cover all types of losses or claims that we might experience.
Systems and IT interruption, as well as new systems implementation, could adversely impact our ability to operate.
We are heavily reliant on computer, information and communications technology and related systems, some of which are hosted by third party providers. From time to time, we experience system interruptions and delays that may be planned for upgrades or that may be unplanned. Unplanned interruptions could result from natural disasters, power loss, telecommunications failures, acts of war or terrorism, computer viruses, malicious code, physical or electronic security breaches, intentional or inadvertent user misuse or error and similar events or disruptions. Any of these or other events could cause system interruptions, delays, loss of critical or sensitive data (including personal or financial data) or loss of funds; could delay or prevent operations (including the processing of transactions and reporting of financial results); and could adversely affect our reputation or our operating results. While we have and require the maintenance of reasonable safeguards designed to protect against unavailability or loss of data, these safeguards may not be sufficient. We may be required to incur significant costs to protect against or alleviate damage caused by systems interruptions and delays, which could have a material adverse effect on our business and results of operations.
We continue to evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to stay current on vendor supported products, to improve the efficiency of our systems and for other business reasons. The implementation of new systems and IT could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. Our systems implementations also may not result in productivity improvements at the levels anticipated. Disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.
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
Extraordinary or force majeure events beyond our control, such as natural or man-made disasters, severe weather conditions, public health crises, supply chain disruption, political crises or other catastrophic events, could negatively impact our ability to operate or increase our costs to operate. Such events may result in disruptions to our operations; evacuation of personnel; increased labor and material costs or shortages; inability to deliver materials, equipment and personnel to jobsites in accordance with contract schedules; and loss of productivity. We may remain obligated to perform our services after any such events, unless a contract provision provides us with relief from our obligations. The extra costs incurred as a result of these events may not be reimbursed by our clients. If we are not able to react quickly to such events, or if a high concentration of our projects are impacted by such an event, our operations may be adversely affected. In addition, if we cannot complete our contracts on time, we may be subject to potential liability claims by our clients, which may reduce our profits and result in losses.
Our actual results could differ from the estimates used to prepare our financial statements.
In preparing our financial statements, we make estimates and assumptions that affect the reported values of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Areas requiring significant estimates by our management include:
•determination of profitability;

•recognition of project incentives, awards, change orders, claims or other variable consideration we expect to receive;
•estimated amounts for project losses, warranty costs, contract close-out or other costs;
•collectability of receivables and the need and amount of any allowance;
•income tax provisions and related valuation allowances;
•determination of potential liabilities under pension and other post-retirement benefit programs; and
•accruals for other estimated liabilities, including litigation and insurance reserves and receivables.
Estimates are based on management's reasonable assumptions and experience, but are only estimates. Our actual business and financial results could differ from our estimates of such results due to changes in facts and circumstances, which could have a material negative impact on our financial condition and results of operations. Further, we recognize contract revenue as work on a contract progresses. The cumulative amount of revenue recorded on a contract at any point is that percentage of total estimated revenue that costs incurred to date bear to estimated total costs. Accordingly, contract revenue and total cost estimates are reviewed and revised as the work progresses. Adjustments are reflected in contract revenue in the period when such estimates are revised. Such adjustments could be material and could result in reduced profitability.
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
We have a significant portfolio of government contracts, including those that we have in place with the DOE and U.S. Department of Defense. U.S. government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government agencies and profit and cost controls, which could result in withholding or delay of payments to us. U.S. government contracts are also subject to uncertainties associated with congressional funding, including the potential impacts of budget deficits, government shutdowns and federal sequestration. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions. Changes in U.S. government priorities, which can occur due to policy changes or economic changes, could adversely impact our revenues. The U.S. government is under no obligation to maintain program funding at any specific level, and funds for a program may even be eliminated. Our U.S. government clients may terminate or decide not to renew our contracts with little or no prior notice.
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
Foreign currency risks could have an adverse impact on us.
Our contracts may subject us to foreign currency risk, particularly when project revenue is denominated in a currency different than the expected costs. Contracts may be denominated in different currencies at various points in time as a project progresses. We may attempt to minimize our exposure to foreign currency risk by obtaining contract provisions that protect us from foreign currency fluctuations and/or by implementing hedging strategies utilizing derivatives. However, these actions may not always eliminate all foreign currency risk, and as a result, our profitability could be affected.

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
Climate change, natural disasters and related environmental issues could have a material adverse impact on us.
Climate-related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions, and other natural disasters, may have a long-term impact on our business, financial condition and results of operation. While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate related risks regardless of where we conduct our businesses. For example, a catastrophic natural disaster could negatively impact any of our office locations and the locations of our clients. Access to clean water and reliable energy in the communities where we conduct our business is critical to our operations. Accordingly, a natural disaster has the potential to disrupt our and our clients’ businesses and may cause us to experience work stoppages, supply chain disruptions, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of cover, legal liability and reputational losses.
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
We may also incur additional expenses implementing U.S. and international regulations requiring additional disclosures regarding GHG emissions and/or broader ESG-related factors. Compliance with such regulations and the associated potential costs is complicated by various countries and regions following different approaches to the regulation of climate change.
Increasing scrutiny and changing expectations from stakeholders with respect to sustainability practices may impose additional costs on us or expose us to reputational or other risks.
Investors, clients and other stakeholders have increasingly focused on the ESG practices of companies, including practices with respect to human capital, emissions and environmental impact and political spending. Expectations and requirements evolve rapidly and are largely out of our control, and our ESG initiatives and disclosures in response to such expectations and requirements may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), change in demand for certain services, enhanced compliance or disclosure obligations, or other adverse impacts to our business or results of operations. While we have programs and initiatives in place related to our ESG practices, investors may decide to reallocate capital or to not commit capital as a result of their assessment of our practices. In addition, our clients may require that we adhere to varying ESG standards. Our failure to comply with investor or client standards, which are evolving, or if we are perceived to not have responded appropriately to the growing concern for these issues could also cause reputational harm to our business and could have a material adverse effect on us. In addition, organizations that provide ratings information to investors on ESG matters may have unfavorable views on us, which may lead to negative sentiment.
In addition, while we may create and publish voluntary disclosures regarding ESG matters, many of the statements in those voluntary disclosures are based on expectations and assumptions that may not be representative of current or actual risks, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. In addition, we expect that there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has published proposed rules that would require companies to provide significantly expanded climate-related disclosures. Requirements from the SEC, European or other regulators may require us to incur significant costs to comply and distract our management and Board of Directors.
We may be unsuccessful in implementing our strategic initiatives.
We have announced a number of strategic initiatives, including plans to divest our remaining Stork operations and reduce our ownership of NuScale. Our ability to successfully execute these initiatives is subject to various risks and uncertainties, including regulatory intervention, which may negatively impact the realization of expected benefits. Our failure to realize the anticipated benefits, which may be due to our inability to execute, competition, economic conditions, and other risks described herein, could have a material adverse effect on us. Divesting businesses involves risks and uncertainties, such as the difficulty separating assets related to such businesses from the businesses we retain, employee distraction, and the need to obtain regulatory approvals and other third-party consents, which potentially disrupts customer and vendor relationships. Such actions also involve significant costs and require time and attention of our management, which may divert attention from other business operations. Because of these challenges, as well as market conditions or other factors, anticipated divestitures may take longer or be costlier or generate fewer benefits than expected and may not be completed at all. If we are unable to complete the divestitures or to successfully transition divested businesses, our business and financial results could be negatively impacted. If we dispose of a business, we may not be able to successfully cause a buyer of a divested business to assume the liabilities of that business or, even if such liabilities are assumed, we may have difficulties enforcing our rights, contractual or otherwise, against the buyer. We may retain exposure on financial or performance guarantees and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law because of the disposition or the subsequent failure of an acquirer.

Risks Related to Indebtedness and other Credit Related Risks
Adverse credit and financial market conditions, including increasing or continued high interest rates, could impair our clients', our partners' and our own borrowing capacity, which could negatively affect us.
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
In addition, adverse credit and financial market conditions, including increasing or continued high interest rates, also adversely affect our clients' and our partners' borrowing capacity, which could result in contract cancellations or suspensions, project award and execution delays, payment delays or defaults by our clients. These disruptions could materially impact our backlog and profits.
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
•requiring us to dedicate a substantial portion of our operating cash flow to servicing our debt, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes; and
•limiting our flexibility in planning for, or reacting to, challenges and opportunities, and changes in our businesses and the markets in which we operate.
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
Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with anti-corruption, export control and environmental regulations; federal procurement regulations, regulations regarding the pricing of labor and other costs in government contracts and regulations regarding the protection of sensitive government information; regulations on lobbying or similar activities; regulations pertaining to the internal control over financial reporting; and various other applicable laws or regulations. The policies and precautions we take to prevent and detect fraud, misconduct or failures to comply with applicable laws and regulations may not be effective, and we could face unknown risks or losses. Failure to comply with applicable laws or regulations or acts of fraud or misconduct could subject us to fines and penalties, cancellation of contracts, loss of security clearance and suspension or debarment from contracting with government agencies, which could damage our reputation, weaken our ability to win contracts and have a material adverse impact on our revenues and profits.
New or changing legal requirements could adversely affect us.
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
Risks Related to our Equity and Corporate Governance Documents
If we issue additional equity securities, stockholders' ownership percentages would be diluted.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
We maintain a cybersecurity program designed to assess, identify and manage risks from cybersecurity threats that may result in adverse effects on the confidentiality, integrity and availability of our information systems. Dedicated security, privacy, information governance and compliance professionals administer the program with oversight by our senior management team.
We have integrated cybersecurity risk into our broader enterprise risk management framework. Our cyber risk program leverages internationally recognized standards as appropriate. We use a combination of technology controls, human oversight and processes to actively monitor and protect our network and systems. All employees participate in a number of information security training programs. Employees receive training on how to spot and report cyber risks and events through our global cybersecurity awareness program. In addition, we hold cybersecurity risk insurance.
We engage outside experts to evaluate and review our cybersecurity programs. These external reviews include regular audits, threat assessments, vulnerability scans, simulated attacks and other advice regarding information security practices. We regularly conduct incident response exercises with key stakeholders.
To manage risks associated with third-party service providers, we typically require new vendors with access to our computing environment or sensitive data to undergo a risk assessment from our information security team. We conduct periodic reviews of these vendors to evaluate compliance with our cybersecurity policies. We strive to ensure that our contracts with such vendors require them to maintain security controls in line with industry best practices, applicable laws and our policies. We rely on vendors to notify us in a timely manner of material cybersecurity incidents, by virtue of the documents governing their relationship with us or applicable law.

Governance
Cybersecurity is overseen by our Board of Directors with assistance from the Audit Committee. Our Board of Directors receives quarterly reports from management which may address a broad range of cybersecurity and IT topics, including trends, regulatory developments, data security policies and practices, cybersecurity incidents, current and projected threat assessments and ongoing efforts to prevent, detect and respond to critical threats.
Our Audit Committee, which is responsible for oversight of cybersecurity risks, periodically reviews and discusses with management, including the Chief Information Officer, risk issues associated with cybersecurity and policies and controls intended to mitigate those risks.
Our Chief Information Security Officer (“CISO”), who has extensive cybersecurity knowledge and skills gained from over 25 years of work experience, heads the team responsible for cybersecurity. Our CISO’s team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards and processes. The team includes senior professionals, many with more than 15 years of cybersecurity expertise and industry certifications such as Certified Information Security Systems Professional, CompTIA Security+, Global Information Assurance Certification, and Certified Ethical Hacker. Members of the team are provided with opportunities to attend external training, conferences, and other events to keep abreast of the latest cybersecurity trends. Our CISO receives ongoing updates from his team regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents.
Our CISO reports to our Chief Information Officer, who meets with our Audit Committee at least annually to discuss cybersecurity risk and related issues. These meetings may encompass a broad range of topics, including:
•cybersecurity initiatives and strategies,
•cybersecurity events,
•emerging threats,
•regulatory requirements, and
•industry standards.
In the event of a cybersecurity incident, we have an incident response plan which sets forth a framework to report and document such incidents to our cybersecurity incident response team. This framework is designed with the goal of enabling the response team to take actions to monitor, mitigate and remediate such incidents in a timely manner. Cybersecurity incidents are regularly reported to the Chief Information Officer and certain critical events are reported to the CEO and the crisis management team comprised of senior executives. We also have protocols in place by which certain cybersecurity incidents are reported to the Board of Directors as part of their oversight of cybersecurity matters.
Cybersecurity Risks, Threats and Material Incidents
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results or operations or financial condition, and we do not believe that such risks are reasonably likely to have such an effect over the long term. While we are not aware of any cybersecurity incidents through the date of this report that have materially affected us, there can be no guarantee that we will not be the subject of future material cybersecurity incidents. Additional information on cybersecurity risks we face can be found in Item 1A of this 10-K, which should be read in conjunction with the foregoing information.
Item 2.    Properties
Major Facilities
Our operations are conducted at both owned and leased properties in U.S. and foreign locations totaling approximately 7.1 million rentable square feet, which is comparable to last year. Our executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas. As our business frequently changes, the extent of utilization of the facilities by particular segments cannot be accurately stated. In addition, certain of our properties are leased or subleased to third party tenants. While we have operations worldwide, the following summarizes our more significant existing facilities:

Location	Interest
United States:
Greenville, South Carolina	Owned
Houston & Sugar Land, Texas	Leased
Irving, Texas (Corporate Headquarters)	Owned
Southern California (Aliso Viejo and Long Beach)	Leased
Canada:
Calgary, Alberta	Owned
Vancouver, British Columbia	Leased
Latin America:
Santiago, Chile	Owned and Leased
Europe, Africa and Middle East:
Al Khobar, Saudi Arabia	Owned
Amsterdam, the Netherlands	Owned
Farnborough, England	Owned and Leased
Gliwice, Poland	Owned
Johannesburg, South Africa	Leased
Utrecht, the Netherlands	Leased
Asia and Pacific Region:
Manila, the Philippines	Owned and Leased
New Delhi, India	Leased
Perth, Australia	Leased
Shanghai, China	Leased
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
At January 31, 2024, there were 3,842 stockholders of record of our common stock.
Issuer Purchases of Equity Securities
The following table provides information for the 3 months ended December 31, 2023 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
October 1–October 31, 2023	—	$—	—	10,513,093
November 1–November 30, 2023	—	—	—	10,513,093
December 1–December 31, 2023	—	—	—	10,513,093
Total	—	$—	—
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
Performance Graph
Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. Dollars, for the calendar years ended December 31, 2019, 2020, 2021, 2022 and 2023 of $100 invested on December 31, 2018 in our common stock, the S&P MidCap 400 Index and the Dow Jones Heavy Construction Industry Group Index.

	Year Ended December 31,
	2018	2019	2020	2021	2022	2023
Fluor Corporation	$100.00	$58.07	$51.70	$80.19	$112.21	$126.81
S&P MidCap 400 Index	$100.00	$126.09	$143.39	$178.85	$155.42	$180.90
Dow Jones Heavy Construction Industry Group Index	$100.00	$133.82	$162.88	$243.89	$280.60	$337.69
Item 6. [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements. A discussion and analysis of the operating results of 2022 compared to 2021 are included in our 2022 10-K and have not been repeated in this 10-K.
Developments in Our Business
We have retained Stork's North American operations, which largely consists of our operations and maintenance business owned by Fluor prior to our acquisition of Stork. This business, renamed Plant & Facility Services, is included in our Urban Solutions segment for all periods presented.
In March 2023, we sold our AMECO South America business, which included operations in Chile and Peru. This transaction marked the completion of the AMECO divestiture for total proceeds of $144 million, including $17 million in 2023. Previous AMECO divestitures included assets in Africa, the Caribbean, Mexico and North America. Upon the sale of AMECO South America in 2023, we recognized a $60 million negative earnings impact, including $35 million associated with foreign currency translation.
In August and September 2023, we completed the issuance of the 2029 Notes and the conversion of all our CPS. In December 2023, we discharged the remaining outstanding 2024 Notes. In doing so, we irrevocably transferred interest-bearing Treasury securities to the trustee of the 2024 Notes.
In 2023, we agreed to sell Stork's European business. This transaction is expected to close in the first half of 2024. However, the conditions imposed by the SPA prevent us from classifying the business as held-for-sale. In December 2023, we sold the Stork business in Latin America, largely for the assumption of debt by the purchaser. We recognized a $93 million negative earnings impact on sale, including $33 million associated with foreign currency translation.

Results of Operations

	YEAR ENDED DECEMBER 31,
(in millions)	2023		2022		2021
Revenue
Energy Solutions	$6,307		$5,872		$4,956
Urban Solutions	5,262		4,373		4,832
Mission Solutions	2,655		2,289		3,063
Other	1,250		1,210		1,305
Total revenue	$15,474		$13,744		$14,156

Segment profit (loss) $ and margin %
Energy Solutions	$381	6.0%	$301	5.1%	$250	5.0%
Urban Solutions	268	5.1%	17	0.4%	41	0.9%
Mission Solutions	116	4.4%	136	5.9%	155	5.1%
Other	(228)	NM	(27)	NM	(31)	NM
Total segment profit $ and margin %(1)	$537	3.5%	$427	3.1%	$415	2.9%

G&A	(232)		(237)		(226)
Impairment	—		24		(290)
Gain (loss) on pension settlement	—		42		(198)
Foreign currency gain (loss)	(98)		25		(13)
Interest income (expense), net	168		35		(73)
Earnings (loss) from Cont Ops attributable to NCI	(60)		(72)		39
Earnings (loss) from Cont Ops before taxes	315		244		(346)
Income tax (expense) benefit	(236)		(171)		(20)
Net earnings (loss) from Cont Ops	79		73		(366)
Less: Net earnings (loss) from Cont Ops attributable to NCI	(60)		(72)		39
Net earnings (loss) from Cont Ops attributable to Fluor	139		145		(405)

Less: Dividends on CPS	29		39		24
Less: Make-whole payment on conversion of CPS	27		—		—
Net earnings (loss) from Cont Ops available to Fluor common stockholders	$83		$106		$(429)

New awards
Energy Solutions	$6,871		$6,512		$3,313
Urban Solutions	10,141		6,900		2,877
Mission Solutions	1,055		5,347		2,718
Other	1,461		1,056		1,062
Total new awards	$19,528		$19,815		$9,970

New awards related to projects located outside of the U.S.	76%		46%		61%

(in millions)	December 31, 2023		December 31, 2022
Backlog (2)(3)
Energy Solutions	$9,722		$9,134
Urban Solutions	14,848		10,270
Mission Solutions	3,945		5,666
Other	926		979
Total backlog	$29,441		$26,049

Backlog related to projects located outside of the U.S.	62%		49%
Backlog related to lump-sum projects	24%		37%

(1)Total segment profit is a non-GAAP financial measure. We believe that total segment profit provides a meaningful perspective on our results as it is the aggregation of individual segment profit measures that we use to evaluate and manage our performance.
(2)Backlog represents the total amount of revenue we expect to record in the future based upon contracts that have been awarded to us. Backlog is stated in terms of gross revenues and may include significant estimated amounts of third-party, subcontracted, CFM and pass-through costs. For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture's backlog. We recognize new awards into backlog when we and our client have approved the contract (written or verbal) and are committed to perform our respective obligations. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog differs from RUPO discussed elsewhere in this 10-K. Backlog includes the amount of revenue we expect to recognize under ongoing operations and maintenance contracts for the remainder of the current year renewal period plus up to 3 additional years if renewal is considered to be probable, while RUPO includes only the amount of revenue we expect to recognize under contracts with definite terms and substantive termination provisions.
(3)Includes backlog of $1.3 billion and $1.8 billion for legacy projects in a loss position as of December 31, 2023 and 2022, respectively.
While we experienced reductions in demand for certain services and the delay or abandonment of ongoing or anticipated projects during the COVID pandemic, our ability to win work was not materially impacted by COVID during 2023, as most of our markets and our clients' spending patterns have returned to pre-COVID norms. Although many of our projects are in a state we consider normal, we continue to deal with the effects of COVID on our operating results as our estimates are inclusive of COVID effects and client recoveries. For example, in the fourth quarter of 2023, we finalized an agreement for COVID-related relief on a single infrastructure project that caused our project level revenue assumptions to increase by $127 million.
Consolidated revenue increased in 2023 due to the ramp up of execution activities on several projects in Energy Solutions, Urban Solutions and Mission Solutions partially offset by declines in the volume of execution activity for projects which were completed or nearing completion.
Segment profit for 2023 significantly improved due to higher execution activity on several projects as well as the initial recognition of inflation-adjusted variable consideration on certain downstream projects and incentive fees on a mining project. Segment profit in 2023 further benefitted from the settlement of project claims and arbitration. Despite the improvements in segment profit in 2023, we recognized charges on 3 legacy projects for cost growth and also recognized $153 million negative earnings impact on the sales of our AMECO and Stork businesses in Latin America.
The effective tax rate on earnings from Cont Ops was 75%, 70% and (6%) for 2023, 2022 and 2021, respectively. A reconciliation of U.S. statutory federal income tax expense (benefit) to income tax expense (benefit) follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
U.S. statutory federal tax expense (benefit)	$66	$51	$(73)
Increase (decrease) in taxes resulting from:
State and local income taxes	6	—	12
Goodwill Impairment	—	10	36
Sale of foreign subsidiaries	(10)	—	—
NCI	13	15	(7)
Foreign tax differential, net	48	(106)	(11)
Valuation allowance, net	122	194	103
Stranded tax effects from AOCI	—	—	(52)
Other, net	(9)	7	12
Total income tax expense	$236	$171	$20

In 2021, the Organization for Economic Cooperation and Development announced a framework on base erosion and profit shifting. The framework includes Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations, at a minimum rate of 15%. Multiple sets of guidance have been and continue to be issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or are in the process of enacting legislation in future years. Pillar Two is expected to be applicable to us beginning January 1, 2024. We are continuing to evaluate the impacts of proposed, pending, and enacted legislation in the non-US tax jurisdictions we operate in as new guidance becomes available.
Our results were significantly impacted by evolving foreign currency rates in 2023. During 2023, the U.S. dollar depreciated against the Euro, British Pound and Canadian Dollar.
Our profit margin percentages may be favorably or unfavorably impacted by a change in the amount of CFM recorded. We record revenue on a gross basis, including CFM when we have concluded that we are a principal with respect to such materials and services.
The increase in backlog resulted from significant new awards booked during 2023 in Energy Solutions and Urban Solutions. In 2024, we expect to perform approximately half of our ending 2023 backlog.
Impairment
Impairment expense, included in Cont Ops, for 2022 and 2021 is summarized as follows:

	Year Ended December 31,
(in millions)	2022	2021
Impairment:
Goodwill associated with Stork and AMECO	$40	$13
Energy Solutions' equity method investments	—	28
IT assets	—	16
Fair value adjustment of Stork and AMECO assets	(63)	233
Total impairment	$(24)	$290
We did not recognize any material impairment expense in 2023. During 2022, we reversed $63 million in impairment originally recognized in 2021 when our Stork and AMECO businesses were classified as held for sale, due primarily to remeasurement under held and used impairment criteria, for which CTA balances are excluded from carrying value.
Gain (Loss) on Pension Settlement
In 2021, we settled the majority of the obligations of our then largest DB plan, which provided retirement benefits to certain employees in the Netherlands, and recognized a loss on settlement of $198 million. In 2022, we finalized the settlement of the remaining obligations of this plan and recognized a gain on settlement of $42 million.
Segment Operations
We are one of the larger global professional services firms providing EPC, fabrication and modularization, and project management services.
Energy Solutions
Revenue in 2023 increased due to the ramp up of execution activities on our refinery projects in Mexico, chemicals projects in China and mid-scale LNG projects. These increases to revenue were partially offset by a decline in execution activity for projects nearing completion and lower revenue on an LNG project.
Segment profit in 2023 improved significantly primarily due to the initial recognition of inflation-adjusted variable consideration on certain downstream projects and due to increased execution activities on those same projects as well as construction activities on a large LNG project and the effects of favorable foreign currency remeasurement, partially offset by charges totaling $91 million for cost growth and schedule extension on a large upstream legacy project and a charge for the net arbitration result of a longstanding claim. Segment profit in 2023 also included a loss of $17 million on embedded foreign currency derivatives compared to a loss of $3 million in 2022. The increase in segment profit margin in 2023 reflects these same factors.

New awards and backlog increased in 2023 due to awards for reimbursable EPCM contracts for 2 large chemicals projects in North America as well as a chemicals project in Poland.
Results for the fourth quarter of 2023. Segment profit in the fourth quarter of 2023 declined compared to 2022 primarily due to a large project nearing completion as well as an adjustment of $33 million for cost growth and schedule extension on the large upstream legacy project.
Urban Solutions
Revenue in 2023 increased due to the ramp up of execution activities on several recently awarded projects including a large metals project in the U.S., two life sciences projects and a semiconductor project as well as the settlement of a claim on an international bridge project. The revenue increases in 2023 were partially offset by declines in the volume of execution activity for projects nearing completion including a large mining project.
Segment profit in 2023 significantly improved. Segment profit in 2023 includes the settlement of a claim on an international bridge project compared to the recognition of $54 million in cost growth and delay mitigation costs on the same project in 2022. In 2023, we also recognized a discretionary incentive fee award on a completed mining project as well as a benefit from the favorable outcome of arbitration on a separate mining project. The increase in segment profit in 2023 compared to 2022 was also due to an $86 million charge recognized in 2022 for additional rework and schedule delays on a highway project recognized in 2022. Segment profit in 2023 also includes a favorable determination on a claim on a legacy infrastructure project. Earlier in 2023, we recognized a $59 million charge on this project for rework associated with subcontractor design errors and related schedule impacts, and we recognized a similar charge of $35 million in 2022. The increase in segment profit margin in 2023 reflects these same factors.
New awards significantly increased in 2023 due to awards for a large mining project, a metals project and a life sciences project. Backlog increased during 2023 due to the new award activity. Our staffing business does not report new awards or backlog.
Results for the fourth quarter of 2023. Segment profit in the fourth quarter of 2023 significantly increased compared to 2022 due to the settlement of a claim on an international bridge project and a favorable determination on a legacy infrastructure project.
Mission Solutions
Revenue increased in 2023 due to increased execution activities for 3 DOE contracts, 2 defense contracts, a nuclear power project that was recently terminated and FEMA hurricane support. The increase in revenue was partially offset by the completion of a contingency and humanitarian support project in 2022 and an airfield construction project in early 2023.
The decline in segment profit was substantially driven by a $30 million charge recognized in the first half of 2023 for cost growth associated with additional schedule delays on a weapons facility project as well as the completion of the 2 projects mentioned above, which offset contributions from projects with increased execution activities. We are conducting our due diligence to recover cost growth that has resulted from directed and constructive changes from the client on the weapons facility project.
New awards decreased during 2023 due to a large award booked in the prior year for a 4-year contract extension on the DOE Savannah River Site. The decline in backlog during 2023 resulted from work performed outpacing new award activity. Backlog included $2.7 billion and $3.9 billion of unfunded government contracts as of December 31, 2023 and 2022, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated.

Other
Other includes the operations of NuScale, Stork and the remaining AMECO business prior to their sale.

	YEAR ENDED DECEMBER 31,
(in millions)	2023	2022	2021
NuScale (1)	$(106)	$(73)	$(69)
Stork	(55)	45	32
AMECO	(67)	1	6
Segment profit (loss)	$(228)	$(27)	$(31)

(1)NuScale expenses included in the determination of segment profit were as follows:
NuScale expenses	$(246)	$(179)	$(169)
Less: DOE reimbursable expenses	64	74	69
NuScale expenses, net	(182)	(105)	(100)
Less: Attributable to NCI	76	32	31
NuScale profit (loss)	$(106)	$(73)	$(69)
Segment profit in 2023 includes a $60 million negative earnings impact on the sale of our AMECO South America business (including $35 million for foreign currency translation) and a $93 million negative earnings impact on the sale of our Stork business in Latin America (including cash paid to the buyer of $31 million and $33 million for foreign currency translation). In January 2024, NuScale announced austerity measures to reduce cost including a workforce reduction, which is expected to lessen NuScale's losses in future periods.
G&A

	YEAR ENDED DECEMBER 31,
(in millions)	2023	2022	2021
G&A
Compensation	$165	$145	$164
SEC investigation / Internal review costs	1	38	27
Facilities	14	16	14
Exit costs	6	7	—
Reserve for legacy legal claims	3	5	—
Severance	5	1	8
Gain on sale of land and buildings	—	(11)	(13)
Other	38	36	26
G&A	$232	$237	$226
The increase in compensation expense in 2023 was driven by higher performance-based compensation, including annual bonus projections and the effects of our higher stock price on stock-based liability awards.
Net Interest Income (Expense)
The increase in net interest income during 2023 was primarily due to an increase in interest rates earned on cash deposits including at our joint ventures in Canada and Mexico as well as the interest savings following the redemption of the 2023 Notes. Interest income was also favorably impacted by the purchase of treasury securities at a discount to their face amount using proceeds from the issuance of the 2029 Notes. These securities were irrevocably transferred to the trustee of the 2024 Notes in making their discharge.
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
Due to the nature of our industry, there is significant complexity in our estimation of total expected revenue and cost, for which we must make significant judgments. Our contracts with our customers may contain several types of variable consideration, including claims, unpriced change orders, award and incentive fees, liquidated damages and penalties or other provisions that can either increase or decrease the contract price to arrive at estimated revenue. Certain variable consideration, such as award and incentive fees, generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled upon completion of a project. We include estimated amounts in the transaction price to the extent it is probable we will realize that amount. Our estimates of variable consideration and our determination of its inclusion in project revenue are based on an assessment of our anticipated performance and other information that may be available to us.
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
Fair Value Measurements. We are required to use fair value measurement techniques with inputs that require the use of estimates and involve significant judgment. These circumstances include:
•Impairment testing of goodwill and indefinite-lived intangibles when quantitative analysis is deemed necessary
•Impairment testing of long-lived assets when impairment indicators are present
•Impairment testing of investments as part of other than temporary impairment assessments when impairment indicators are present
•Fair value assessments of businesses held for sale that are reported at fair value less cost to sell
When performing quantitative fair value or impairment evaluations, we estimate the fair value of our assets by considering the results of either or both income-based and market-based valuation approaches. Under the income approach, we prepare a discounted cash flow valuation model using recent forecasts and compare the estimated fair value of each asset to its carrying value. Cash flow forecasts are discounted using the appropriate weighted-average cost of capital at the date of evaluation. The weighted-average cost of capital is comprised of the cost of equity and the cost of debt with a weighting for each that reflects our current capital structure which can be significantly impacted by volatility in interest rates as seen during 2023. Preparation of long-term forecasts involve significant judgments involving consideration of our backlog, expected future awards, customer attrition, working capital assumptions, and general market trends and conditions. Significant changes in these forecasts or any valuation assumptions, such as the discount rate selected, could affect the estimated fair value of our assets and could result in impairment expenses. Under the market approach, we consider market information such as multiples of comparable publicly traded companies and/or completed sales transactions to develop or validate our fair value conclusions, when appropriate and available.
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
In December 2023, we extinguished the remaining outstanding $266 million principal amount of our 2024 Notes through a legal discharge, whereby we irrevocably transferred $262 million in interest-bearing Treasury securities to the trustee of the 2024 Notes. These securities will yield sufficient principal and interest over their remaining term to permit the trustee to satisfy the remaining principal and interest due on the 2024 Notes. Thus, we are no longer the primary obligor under the 2024 Notes.
As of December 31, 2023, letters of credit totaling $477 million were outstanding under our $1.8 billion credit facility, which matures in February 2026 and was amended in August 2023 to permit the issuance of the 2029 Notes. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of December 31, 2023 and through the issuance of this 10-K, we had not made any borrowings under our credit facility. We have a sublimit of up to $1.0 billion in aggregate cash advances and financial letters of credit available to us under our credit facility with a current borrowing capacity of $775 million.
Cash and cash equivalents combined with marketable securities were $2.6 billion as of both December 31, 2023 and 2022. Cash balances as of December 31, 2023 and 2022 include cash and cash equivalents and marketable securities held by NuScale of $118 million and $338 million, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.1 billion as of both December 31, 2023 and 2022. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.

In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $491 million and $706 million as of December 31, 2023 and 2022, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $80 million and $102 million as of December 31, 2023 and 2022, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of December 31, 2023 and 2022, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.

	Year Ended December 31,
(in millions)	2023	2022	2021
OPERATING CASH FLOW	$212	$31	$25

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	(141)	(64)	(104)
Capital expenditures	(106)	(75)	(75)
Proceeds from sales of assets (net of cash divested)	(5)	95	146
Investments in partnerships and joint ventures	(33)	(53)	(80)
Other	8	19	(9)
Investing cash flow	(277)	(78)	(122)

FINANCING CASH FLOW
Proceeds from issuance of 2029 Notes, net of issuance costs	560	—	—
Capped call transactions related to 2029 Notes	(73)	—	—
Purchases and retirement of debt	(249)	(41)	(525)
Proceeds from NuScale de-SPAC transaction	—	341	—
Proceeds from sale of NuScale interest	—	107	—
Proceeds from issuance of CPS	—	—	582
Dividends paid on CPS	(29)	(39)	(19)
Make-whole payment on conversion of CPS	(27)	—	—
Distributions paid to NCI	(53)	(60)	(109)
Capital contributions by NCI	10	21	202
Other	(12)	(14)	(9)
Financing cash flow	127	315	122

Effect of exchange rate changes on cash	18	(38)	(15)
Increase in cash and cash equivalents	80	230	10
Cash and cash equivalents at beginning of year	2,439	2,209	2,199
Cash and cash equivalents at end of year	$2,519	$2,439	$2,209

Cash paid during the year for:
Interest	$53	$54	$90
Income taxes (net of refunds)	169	99	75
Noncash investing and financing activities:
Marketable securities transferred to trustee to discharge the 2024 Notes	$262	$—	$—
Debt assumed by buyer of Stork Latin America	19	—	—

Operating Activities
Cash flows from operating activities result primarily from our EPC activities and are affected by our earnings levels and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project and the payment terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our lump-sum projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of December 31, 2023, our backlog included $1.3 billion for loss projects, including $344 million of estimated unfunded losses associated therewith. The comparable amounts in 2022 were $1.8 billion of backlog and $454 million of unfunded losses.
Our operating cash flow for 2023 was positively impacted by cash settlements on certain project claims and disputes and cash distributions from 2 of our largest proportionately consolidated joint ventures and negatively impacted by increases in working capital on several large projects and higher tax payments. We also funded an estimated $129 million on loss projects during 2023. Our operating cash flow is typically lower in the first quarter of each year due to the timing of payout of employee incentive awards from the prior year. In 2024, we expect to receive a significant tax refund.
Investing Activities
2023 investing activities were significantly impacted by the purchase of U.S. Treasury securities which were subsequently transferred to the trustee of the 2024 Notes in discharging them.
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
Capital expenditures were primarily related to construction equipment on certain infrastructure projects as well as expenditures for facilities and investments in IT.
Proceeds from sales of assets (net of cash divested) during 2023 included proceeds of $17 million for the sale of our AMECO South America business as well as $31 million in cash divested as part of the sale of the Stork business in Latin America.
Investments in unconsolidated partnerships and joint ventures in 2023 included capital contributions to a Mission Solutions joint venture and 3 infrastructure joint ventures.
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
•during the 5-business day period after any 5-consecutive trading day period in which the trading price of the 2029 Notes was less than 98% of the product of the last reported stock price and the conversion rate;
•if we call any or all of the 2029 Notes for redemption; or
•upon the occurrence of specified events as described in the applicable indenture.

In addition, holders may convert their 2029 Notes any time beginning in May 2029 and prior to maturity without regard to the foregoing circumstances. Upon any conversion, we will repay the principal amount of the notes in cash and may elect to convey the conversion premium in any combination of cash and shares of our common stock. Certain events could cause the conversion rate to increase, including a make-whole fundamental change or redemption, but in no event will the conversion rate for a single note exceed 29.2056 shares of our common stock, other than for customary adjustments described in the applicable indenture.

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

In connection with the 2029 Notes offering, we entered into capped call transactions with certain banks. The capped call transactions are not part of the terms of the 2029 Notes and are accounted for as separate transactions. As the capped call options are indexed to our own stock, they were recorded in shareholders’ equity and are not accounted for as derivatives. The cost of the capped call transactions was $73 million which was recorded as a permanent reduction to APIC, and will not be subject to periodic remeasurement. The strike price of the capped call options corresponds to the conversion price of the 2029 Notes of $45.37 per share. The capped call options are expected to offset potential dilution to our common stock upon conversion of any 2029 Notes and/or offset any cash payments we are required to make for any conversion premium if our stock price is greater than $45.37. The upper limit of the capped calls is $68.48 per share. If our stock price exceeds $68.48, there would be unmitigated dilution and/or no offset of any cash payments attributable to the amount by which our stock exceeds the cap price. We will not be required to make any cash payments to option counterparties upon the exercise of capped call options, but we will be entitled to receive from them shares of our common stock or an amount of cash based on the amount by which the market price of our common stock exceeds the strike price of the capped calls.
In August 2023, we completed a tender offer in which we repurchased $115 million of outstanding 2024 Notes, excluding accrued interest, for consideration of $975.03 per $1,000 principal amount of the notes. In January 2023, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million. In June 2022, we redeemed €22 million of outstanding 2023 Notes for $23 million.
In September 2023, we exercised our mandatory conversion rights on our CPS in which each of the outstanding shares of CPS converted to 44.9585 shares of our common stock, plus a cash payment of $45.23 per CPS for a make-whole premium. The total make-whole premium amounted to $27 million, approximately $2 million less than the remaining undiscounted guaranteed dividend stream. First, second and third quarter CPS dividends of $10 million were paid in February, May and August 2023. Upon conversion, all dividends on the CPS have ceased. There was no obligation for accumulated but unpaid dividends after the last record date.
As a result of the reverse recapitalization, NuScale recognized cash of $341 million during 2022, consisting of $235 million in PIPE funding and $145 million in cash in trust, partially offset by transaction costs of $39 million. In April 2022, we sold approximately 5% of the ownership of NuScale to Japan NuScale Innovation, LLC for $107 million.
Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in 2023 related to a Mission Solutions joint venture and 2 infrastructure joint ventures.
We have a common stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. As of December 31, 2023, over 10 million shares could still be purchased under the existing stock repurchase program, although we do not have any immediate intent to begin such repurchases.
Letters of Credit
As of December 31, 2023, letters of credit totaling $477 million were outstanding under committed lines of credit. As of December 31, 2023, letters of credit totaling $918 million were outstanding under uncommitted lines of credit including letters of credit totaling $345 million for two lump-sum projects in Kuwait that are substantially complete except for the resolution of unapproved change orders and extension of time claims. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $15 billion as of December 31, 2023.

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
Our long-term debt typically features a fixed-rate coupon. The fees we pay on our outstanding letters of credit are also fixed rates based on our credit spread. Therefore, our exposure to floating interest rates is not material. However, in the future, any new debt issuances could be exposed to increasing interest rates or feature floating interest rates.
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
Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate ICFR that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our management, including our CEO and CFO, conducted an assessment of the effectiveness of our ICFR as of December 31, 2023 based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) and concluded that our ICFR was effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our ICFR. Their report follows this management report.

Changes in Internal Control over Financial Reporting
There have been no changes in our ICFR during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our ICFR.
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fluor Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Fluor Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fluor Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas

February 20, 2024

Item 9B.    Other Information
Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors, Executive Officers, Promoters and Control Persons
The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K will be set forth in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year (our "Proxy Statement") and is incorporated herein by reference. The information required by Paragraph (b) of Item 401 of Regulation S-K, as well as the information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers, is set forth herein at Part I, Item 1 of this 2023 10-K under the heading "Information about our Executive Officers."
Code of Ethics
We have long maintained and enforced a Code of Business Conduct and Ethics that applies to all employees, including our CEO, CFO and CAO. A copy of our Code of Business Conduct and Ethics, as amended, has been posted on the "Sustainability" — "Ethics and Compliance" portion of our website (www.fluor.com).
We have disclosed and intend to continue to disclose any changes or amendments to our code of ethics or waivers from our code of ethics applicable to our CEO, CFO and CAO by posting such changes or waivers to our website.
Corporate Governance
We have adopted corporate governance guidelines, which are available under "Sustainability" on our website (www.fluor.com). Information regarding the Audit Committee is hereby incorporated by reference from the information that will be contained in our Proxy Statement.
Item 11.    Executive Compensation
Information required by this item will be included in our Proxy Statement, which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2023 with respect to the shares of common stock that may be issued under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by stockholders(1)	6,328,041	$36.88(3)	8,364,067
Equity compensation plans not approved by stockholders(2)	336,784	$16.55(3)	—
Total	6,664,825		8,364,067
_______________________________________________________________________________
(1)Consists of (a) the Amended and Restated 2008 Executive Performance Incentive Plan, under which 1,686,044 shares are issuable upon exercise of outstanding options, and under which no shares remain for future issuance; (b) the 2017 Performance Incentive Plan, under which 1,258,429 shares are issuable upon exercise of outstanding options, and under which no shares remain available for issuance; (c) the 2020 Performance Incentive Plan, under which 910,716 shares are issuable upon exercise of outstanding options, 864,071 shares are issuable upon vesting of outstanding RSUs, 1,315,580 shares are issuable if specified performance targets are met under outstanding performance-based award units, and under which 8,364,067 remain available for issuance; (d) 11,974, 30,082 and 57,582 vested RSUs under the 2008 Executive Performance Plan, 2017 Performance Incentive Plan and 2020 Performance Incentive Plan, respectively, that were deferred by non-associate directors participating in the 409A Director Deferred Compensation Program that are distributable in the form of shares; and (e) 193,563 vested RSUs and performance-based award units deferred by executive officers under the 2008 Executive Performance Incentive Plan.
(2)Consists of inducement awards made to Mr. David E. Constable in connection with his appointment as CEO in 2021.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as part of this 2023 10-K:
1.Financial Statements:
Our consolidated financial statements at December 31, 2023 and 2022 and for each of the 3 years in the period ended December 31, 2023, together with the report of our independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this 2023 10-K, beginning on page F-1.
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

4.8	Form of 1.125% Convertible Senior Note due 2029 (included in Exhibit 4.7).
4.9	Description of Securities (incorporated by reference to Exhibit 4.7 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 21, 2023).
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

Exhibit	Description
10.3
Form of Option Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**

10.4
Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 (Commission file number 333-217653) filed on May 4, 2017).**

10.5
Form of Option Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 3, 2018).**

10.6
Form of Option Agreement (2020 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on December 10, 2020).**

10.7
Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (Commission file number 333-251426) filed on December 17, 2020.**

10.8
Form of Option Agreement (2021 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2022).**

10.9
Form of Option Agreement (2022 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 6, 2022).**

10.10
Form of Option Agreement (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 5. 2023).**

10.11
Form of Restricted Stock Unit Agreement (2021 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2022).**

10.12
Form of Restricted Stock Unit Agreement (2022 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 6, 2022).**

10.13
Form of Restricted Stock Unit Agreement (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 5. 2023).**

10.14
Form of Performance Award Agreement (2021 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2022).**

10.15
Form of Performance Award Agreement (2022 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 6, 2022).**

10.16
Form of Performance Award (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 5. 2023).**

10.17
Fluor Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 29, 2008).**

10.18
Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on November 2, 2017).**

10.19	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2012).**
10.20
Offer Letter, dated October 30, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.26 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).**

10.21
Option Agreement, dated December 23, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.27 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).**

10.22
Restricted Stock Unit Agreement, dated December 23, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.28 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).**

Exhibit	Description
10.23
Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.25 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 21, 2023).

10.24
Form of Restricted Stock Unit Agreement granted to directors under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.32 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).**

10.25
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

10.27
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

10.30
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

10.31
Amendment No. 1 to the Third Amended and Restated Revolving Credit Agreement, dated as of August 7, 2023, by and among Fluor Corporation, the lenders party thereto from time to time, and BNP Paribas, as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on August 11, 2023).

10.32	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on August 11, 2023).
21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	Compensation Recoupment (Clawback) Policy for Executive Officers.* **
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's 2023 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________________
*    Exhibit filed with this report.
**    Management contract or compensatory plan or arrangement.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations for the years ended December 31, 2023, 2022 and 2021, (ii) the Consolidated Balance Sheet at December 31, 2023 and December 31, 2022, (iii) the Consolidated Statement of Cash Flows for

the years ended December 31, 2023, 2022 and 2021 and (iv) the Consolidated Statement of Equity for the years ended December 31, 2023, 2022 and 2021.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 2023 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ JOSEPH L. BRENNAN
Joseph L. Brennan, Chief Financial Officer
February 20, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this 2023 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ DAVID E. CONSTABLE
David E. Constable	Chairman and Chief Executive Officer	February 20, 2024

Principal Financial Officer:
/s/ JOSEPH L. BRENNAN
Joseph L. Brennan	Chief Financial Officer	February 20, 2024

Principal Accounting Officer:
/s/ JOHN C. REGAN
John C. Regan	Chief Accounting Officer	February 20, 2024

Other Directors:
/s/ ALAN M. BENNETT
Alan M. Bennett	Director	February 20, 2024

/s/ ROSEMARY T. BERKERY
Rosemary T. Berkery	Director	February 20, 2024

/s/ H. PAULETT EBERHART
H. Paulett Eberhart	Director	February 20, 2024

/s/ LISA GLATCH
Lisa Glatch	Director	February 20, 2024

/s/ JAMES T. HACKETT
James T. Hackett	Director	February 20, 2024

/s/ THOMAS C. LEPPERT
Thomas C. Leppert	Director	February 20, 2024

/s/ TERI P. MCCLURE
Teri P. McClure	Director	February 20, 2024

/s/ ARMANDO J. OLIVERA
Armando J. Olivera	Director	February 20, 2024

/s/ MATTHEW K. ROSE
Matthew K. Rose	Director	February 20, 2024

FLUOR CORPORATION

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fluor Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fluor Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

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
Dallas, Texas

February 20, 2024

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in millions, except per share amounts)	2023	2022	2021
Revenue	$15,474	$13,744	$14,156
Cost of revenue	(14,997)	(13,389)	(13,702)
Gross profit	477	355	454

G&A	(232)	(237)	(226)
Impairment	—	24	(290)
Gain (loss) on pension settlement	—	42	(198)
Foreign currency gain (loss)	(98)	25	(13)
Operating profit (loss)	147	209	(273)

Interest expense	(60)	(59)	(90)
Interest income	228	94	17
Earnings (loss) from Cont Ops before taxes	315	244	(346)

Income tax expense	(236)	(171)	(20)
Net earnings (loss) from Cont Ops	79	73	(366)

Less: Net earnings (loss) from Cont Ops attributable to NCI	(60)	(72)	39
Net earnings (loss) from Cont Ops attributable to Fluor	139	145	(405)

Net earnings (loss) from Disc Ops attributable to Fluor	—	—	(35)
Net earnings (loss) attributable to Fluor	$139	$145	$(440)

Less: Dividends on CPS	29	39	24
Less: Make-whole payment on conversion of CPS	27	—	—
Net earnings (loss) available to Fluor common stockholders	$83	$106	$(464)

Basic EPS available to Fluor common stockholders
Net earnings (loss) from Cont Ops	$0.55	$0.75	$(3.04)
Net earnings (loss) from Disc Ops	—	—	(0.25)

Diluted EPS available to Fluor common stockholders
Net earnings (loss) from Cont Ops	$0.54	$0.73	$(3.04)
Net earnings (loss) from Disc Ops	—	—	(0.25)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2023	2022	2021
Net earnings (loss) from Cont Ops	79	73	(366)
Net earnings (loss) from Disc Ops	—	—	(35)
Net earnings (loss)	79	73	(401)

OCI, net of tax:
Foreign currency translation adjustment	99	(27)	(38)
Ownership share of equity method investees' OCI	(7)	31	(2)
DB plan adjustments	2	5	101
Unrealized gain (loss) on hedges	—	(7)	(9)
Total OCI, net of tax	94	2	52
Comprehensive income (loss)	173	75	(349)
Less: Comprehensive income (loss) attributable to NCI	(63)	(47)	40
Comprehensive income (loss) attributable to Fluor	$236	$122	$(389)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED BALANCE SHEET

(in millions, except share and per share amounts)	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents ($491 and $706 related to VIEs)	$2,519	$2,439
Marketable securities ($0 and $130 related to VIEs)	69	185
Accounts receivable, net ($135 and $196 related to VIEs)	1,137	1,109
Contract assets ($171 and $186 related to VIEs)	991	915
Other current assets ($50 and $30 related to VIEs)	347	396
Total current assets	5,063	5,044

Noncurrent assets
PP&E, net ($41 and $45 related to VIEs)	458	447
Investments	614	584
Deferred taxes	51	34
Deferred compensation trusts	241	234
Goodwill	206	206
Other assets ($127 and $54 related to VIEs)	340	278
Total noncurrent assets	1,910	1,783
Total assets	$6,973	$6,827

LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($285 and $253 related to VIEs)	$1,214	$1,017
Short-term debt and current portion of long-term debt	—	152
Contract liabilities ($276 and $352 related to VIEs)	639	742
Accrued salaries, wages and benefits ($25 and $24 related to VIEs)	653	626
Other accrued liabilities ($73 and $46 related to VIEs)	657	679
Total current liabilities	3,163	3,216

Long-term debt	1,158	978
Deferred taxes	70	73
Other noncurrent liabilities ($20 and $54 related to VIEs)	530	564

Contingencies and commitments

Equity
Shareholders' equity
Preferred stock — authorized 20,000,000 shares ($0.01 par value); issued and outstanding — 600,000 shares in 2022	—	—
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 170,405,512 and 142,322,247 shares in 2023 and 2022, respectively	2	1
APIC	1,228	1,254
AOCI	(269)	(365)
Retained earnings	979	896
Total shareholders' equity	1,940	1,786
NCI	112	210
Total equity	2,052	1,996
Total liabilities and equity	$6,973	$6,827
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2023	2022	2021
OPERATING CASH FLOW
Net earnings (loss) from Cont Ops	$79	$73	$(401)
Adjustments to reconcile net earnings (loss) from Cont Ops to operating cash flow:
Impairment	—	(24)	290
(Gain) loss on pension settlement	—	(42)	198
Depreciation and amortization	74	73	74
(Earnings) loss from equity method investments, net of distributions	(9)	(15)	(8)
(Gain) loss on sales of assets (including Stork and AMECO-South America in 2023 and AMECO-North America in 2022)	150	(35)	(2)
Stock-based compensation	48	19	32
Deferred taxes	(13)	17	28
Changes in assets and liabilities	(114)	(46)	(197)
Other	(3)	11	11
Operating cash flow	212	31	25

INVESTING CASH FLOW
Purchases of marketable securities	(426)	(428)	(149)
Proceeds from sales and maturities of marketable securities	285	364	45
Capital expenditures	(106)	(75)	(75)
Proceeds from sales of assets (net of cash divested)	(5)	95	146
Investments in partnerships and joint ventures	(33)	(53)	(80)
Other	8	19	(9)
Investing cash flow	(277)	(78)	(122)

FINANCING CASH FLOW
Proceeds from issuance of 2029 Notes, net of issuance costs	560	—	—
Capped call transactions related to 2029 Notes	(73)	—	—
Purchases and retirement of debt	(249)	(41)	(525)
Proceeds from NuScale de-SPAC transaction	—	341	—
Proceeds from sale of NuScale interest	—	107	—
Proceeds from issuance of CPS	—	—	582
Dividends paid on CPS	(29)	(39)	(19)
Make-whole payment on conversion of CPS	(27)	—	—
Distributions paid to NCI	(53)	(60)	(109)
Capital contributions by NCI	10	21	202
Other	(12)	(14)	(9)
Financing cash flow	127	315	122
Effect of exchange rate changes on cash	18	(38)	(15)
Increase in cash and cash equivalents	80	230	10
Cash and cash equivalents at beginning of year	2,439	2,209	2,199
Cash and cash equivalents at end of year	$2,519	$2,439	$2,209
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	—	—	141	$1	$196	$(417)	$1,250	$1,030	$233	$1,263
Net earnings (loss)	—	—	—	—	—	—	(440)	(440)	39	(401)
OCI	—	—	—	—	—	51	—	51	1	52
Issuance of CPS	1	—	—	—	582	—	—	582	—	582
Dividends on CPS ($32.50 per share)	—	—	—	—	—	—	(19)	(19)	—	(19)
Capital contributions by NCI, net of distributions	—	—	—	—	—	—	—	—	93	93
Other NCI transactions	—	—	—	—	161	—	—	161	(192)	(31)
Stock-based plan activity	—	—	—	—	28	—	—	28	—	28
BALANCE AS OF DECEMBER 31, 2021	1	—	141	$1	$967	$(366)	$791	$1,393	$174	$1,567
Net earnings (loss)	—	—	—	—	—	—	145	145	(72)	73
OCI	—	—	—	—	—	1	—	1	1	2
Dividends on CPS ($65.00 per share)	—	—	—	—	—	—	(39)	(39)	—	(39)
Distributions by NCI, net of capital contributions	—	—	—	—	—	—	—	—	(39)	(39)
NuScale reverse recapitalization	—	—	—	—	147	—	—	147	145	292
Sale of NuScale units to NCI	—	—	—	—	107	—	—	107	—	107
Other NCI transactions	—	—	—	—	20	—	—	20	1	21
Stock-based plan activity	—	—	1	—	13	—	(1)	12	—	12
BALANCE AS OF DECEMBER 31, 2022	1	$—	142	$1	$1,254	$(365)	$896	$1,786	$210	$1,996
Net earnings (loss)	—	$—	—	$—	$—	$—	$139	$139	$(60)	$79
OCI	—	—	—	—	—	96	—	96	(2)	94
Dividends on CPS ($48.75 per share)	—	—	—	—	—	—	(29)	(29)	—	(29)
Conversion of CPS to common stock (including make-whole payment)	(1)	—	27	1	—	—	(27)	(26)	—	(26)
Capped call transactions related to 2029 Notes	—	—	—	—	(73)	—	—	(73)	—	(73)
Distributions to NCI, net of contributions	—	—	—	—	—	—	—	—	(43)	(43)
Other NCI transactions	—	—	—	—	14	—	—	14	7	21
Stock-based plan activity	—	—	1	—	33	—	—	33	—	33
BALANCE AS OF DECEMBER 31, 2023	—	$—	170	$2	$1,228	$(269)	$979	$1,940	$112	$2,052

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.    Description of Business
Fluor Corporation (“we”, “us”, “our” or “the company”) is a holding company that owns many subsidiaries, as well as interests in joint ventures. Acting through these entities, we are one of the larger global professional services firms providing EPC, fabrication and modularization, and project management services. We provide these services to our clients in diverse industries worldwide including advanced technologies and manufacturing, chemicals, infrastructure, life sciences, LNG, mining and metals, nuclear project services, energy transition, and oil and gas production and fuels. We are also a service provider to the U.S. federal government and governments abroad.
We operate our business through 3 principal segments: Energy Solutions, Urban Solutions and Mission Solutions. We also have a smaller Other segment.
Energy Solutions provides EPC services for the production and fuels, chemicals, LNG and power markets. The segment serves the oil, gas and chemical industries with full project life-cycle services, including expansion and modernization projects as well as in sustaining capital work. The segment is also focused on energy transition markets, including asset decarbonization, carbon capture, renewable fuels, waste-to-energy, green chemicals, hydrogen, nuclear power and other low-carbon energy sources.
Urban Solutions provides EPC and project management services to the advanced technologies and manufacturing, life sciences, mining and metals, and infrastructure industries, as well as professional staffing services. In the first quarter of 2023, we decided to retain Stork's North American operations, which largely consists of our operations and maintenance business owned by Fluor prior to our acquisition of Stork. This business, renamed Plant & Facility Services, is included in our Urban Solutions segment for all periods presented.
Mission Solutions provides technical solutions to federal agencies across the U.S. government and other governments. These include, among others, the DOE, the Department of Defense, FEMA and intelligence agencies. The segment also provides services to commercial nuclear clients.
Our other operations include AMECO, Stork and NuScale, in which we are the majority investor. NuScale has developed SMR technology that is NRC approved.
In 2023, we sold Stork's Latin American business as well as our AMECO South America operations, thereby completing the divestiture of our equipment business.
2.    NuScale Reverse Recapitalization
In the second quarter of 2022, NuScale became a public company (NYSE ticker:SMR) through a reverse recapitalization with a public shell company, Spring Valley Acquisition Corporation, resulting in the net receipt of $341 million of cash and the assumption of $48 million of warrant liabilities exercisable for shares of SMR. We continue to consolidate NuScale.
3.    Significant Accounting Policies
Principles of Consolidation
The financial statements include the accounts of Fluor Corporation and its subsidiaries. All intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2022 and 2021 have been reclassified to conform to the 2023 presentation. Certain amounts in tables may not total or agree to the financial statements due to immaterial rounding differences. Management has evaluated all material events occurring subsequent to December 31, 2023 through the filing date of the 2023 10-K.
We frequently form joint ventures or partnerships with others primarily for the execution of single contracts or projects. If a joint venture or partnership is a VIE and we are the primary beneficiary, the joint venture or partnership is consolidated and our partners' interests are recognized as NCI. As is customary in our industry, for unconsolidated construction partnerships and joint ventures, we generally recognize our proportionate share of revenue, cost and profit and use the one-line equity method for the investment. In other instances, the cost and equity methods of accounting are used, depending on our respective ownership interest and amount of influence we have over the entity, as well as other factors. At times, we also execute projects through collaborative arrangements for which we recognize our relative share of revenue and cost.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available through the date of the issuance of the financial statements. Therefore, actual results could differ from those estimates.
Earnings Per Share
Potentially dilutive securities include convertible debt, stock options, RSUs, performance-based award units and, prior to their conversion in 2023, our CPS. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the if-converted and treasury stock methods. In computing diluted EPS, only securities that are actually dilutive are included.
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
Practical Expedients. If we have a right to consideration from a customer in an amount that corresponds directly with the value of our performance completed to date (a service contract in which we bill a fixed amount for each hour of service provided), we recognize revenue in the amount to which we have a right to invoice for services performed. We do not adjust the contract price for the effects of a significant financing component where, at contract inception, the period between service provision and customer payment will be 1 year or less. We exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by us from our customers (use taxes, value added taxes, some excise taxes).

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

RUPO. RUPO represents a measure of the value of work to be performed on contracts awarded and in progress. Although RUPO reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. RUPO includes estimates of CFM in those instances where the criteria for recognition have been satisfied. For ongoing operations and maintenance contracts, RUPO includes only contracts with definite terms and substantive termination provisions.
Project Estimates
    Due to the nature of our industry, there is significant complexity in our estimation of total expected revenue and cost, for which we must make significant judgments. Our contracts with our customers may contain several types of variable consideration, including claims, unpriced change orders, award and incentive fees, liquidated damages and penalties or other provisions that can either increase or decrease the contract price to arrive at estimated revenue. Certain variable consideration, such as award and incentive fees, generally are earned upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled upon completion of a project. We include estimated amounts in the transaction price to the extent it is probable we will realize that amount. Our estimates of variable consideration and our determination of its inclusion in project revenue are based on an assessment of our anticipated performance and other information that may be available to us.

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
Contract Assets and Liabilities
    Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) and contract work in progress (typically for fixed-price contracts). Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are recognized as accounts receivable when they are billed. Advances that are payments on account of contract assets are deducted from contract assets. We anticipate that substantially all incurred cost associated with contract assets as of December 31, 2023 will be billed and collected within 1 year. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

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
Cash and Cash Equivalents
Cash and cash equivalents include securities with maturities of 3 months or less at the date of purchase.
Marketable Securities
Marketable securities consist of time deposits placed with investment grade banks with original maturities greater than 3 months, which are typically held-to-maturity because we have the intent and ability to hold them until maturity. Held-to-maturity securities are carried at amortized cost. The cost of securities sold is determined by using the specific identification method. Marketable securities are assessed at least annually for other-than-temporary impairment.

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
Stock-Based Compensation
Our stock plans provide for grants of nonqualified or incentive stock options, RSUs and performance-based award units. All grants of stock options and RSUs as well as performance-based units awarded to Section 16 officers can only be settled in company stock and are accounted for as equity awards.
All expense under stock-based awards is recognized based on the fair values of the awards. Stock option awards have exercise prices equal to the grant date market price of our stock. The fair value of grants of RSUs is determined using the closing price of our common stock on the date of grant but may be discounted for any significant post-vest holding periods. The grant date fair value of performance-based award units is determined by adjusting the closing price of our common stock on the date of grant for any post-vest holding period discounts and for the effect of market conditions, when applicable. Stock-based compensation expense is generally recognized over the required service period, or over a shorter period when the grantee is or becomes retirement eligible.
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
4.    Recent Accounting Pronouncements
We did not implement any new accounting pronouncements during 2023. However, we are evaluating the impact of the future disclosures that may arise under recent SEC and other promulgators' recently finalized rules and outstanding proposals.
During 2023, the SEC approved listing standards proposed by the New York Stock Exchange that require listed companies to recover or “clawback” incentive-based compensation erroneously received by current and former executive officers in the event of a restatement to previously issued financial information. We amended our clawback policy in 2023. The adoption did not have any impact on our financial statements.
During 2023, the FASB issued ASU 2023-05, which requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The guidance does not apply to joint ventures that may be proportionately consolidated and those that are collaborative arrangements. ASU 2023-05 is effective for joint ventures with a formation date on or after January 1, 2025. We do not expect this ASU will have a material impact on our financial statements.
During 2023, the FASB issued ASU 2023-07, which requires us to disclose significant segment expenses and other segment items. ASU 2023-07 will be applied retrospectively and is effective for annual reporting beginning in 2024 and for quarterly reporting beginning in 2025. We are currently evaluating the impact this ASU will have on our financial statements, but do not expect it to have any impact to our consolidated results.
During 2023, the FASB issued ASU 2023-09, which requires us to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes and to provide more details in our rate reconciliation about items that meet a quantitative threshold. ASU 2023-09 is effective for annual reporting beginning in 2025. We are currently evaluating the impact this ASU will have on our financial statements, but do not expect it to have any impact to our consolidated results.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

5.    Earnings Per Share

	Year Ended December 31,
(in millions, except per share amounts)	2023	2022	2021
Net earnings (loss) from Cont Ops attributable to Fluor	$139	$145	$(405)
Less: Dividends on CPS	29	39	24
Less: Make-whole payment on conversion of CPS	27	—	—
Net earnings (loss) from Cont Ops available to Fluor common stockholders	83	106	(429)
Net earnings (loss) from Disc Ops attributable to Fluor	—	—	(35)
Net earnings (loss) available to Fluor common stockholders	$83	$106	$(464)

Weighted average common shares outstanding	150	142	141
Dilutive effect:
CPS	—	—	—
Stock options, RSUs and performance-based award units	3	3	—
Convertible debt (1)	—	—	—
Weighted average diluted shares outstanding	153	145	141

Basic EPS available to Fluor common stockholders:
Net earnings (loss) from Cont Ops	$0.55	$0.75	$(3.04)
Net earnings (loss) from Disc Ops	—	—	(0.25)

Diluted EPS available to Fluor common stockholders:
Net earnings (loss) from Cont Ops	$0.54	$0.73	$(3.04)
Net earnings (loss) from Disc Ops	—	—	(0.25)

Anti-dilutive securities not included in shares outstanding:
CPS	20	27	17
Stock options, RSUs and performance-based award units	2	3	7
Stock delivered under capped call options (2)	—	—	—
(1) Holders of our 2029 Notes may convert their notes at a conversion price of $45.37 per share when the stock price exceeds $58.98 for 20 of the last 30 days preceding quarter end. Upon conversion, we will repay the principal amount of the notes in cash and may elect to convey the conversion premium in cash, shares of our common stock or a combination of both. The conversion feature of our 2029 Notes will have a dilutive impact on EPS when the weighted average market price of our common stock exceeds the conversion price of $45.37 per share for the quarter. During 2023, the weighted average price per share of our common stock was less than the minimum conversion price.
(2) Diluted shares outstanding does not include the impact of the capped call options we entered into concurrently with the issuance of the 2029 Notes, as the effect is always anti-dilutive. If shares are delivered to us under the capped calls, those shares will offset the dilutive effect of the shares that we would issue upon conversion of the 2029 Notes.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

6.    Operating Information by Segment and Geographic Area

	Year Ended December 31,
(in millions)	2023	2022	2021
Revenue
Energy Solutions	$6,307	$5,872	$4,956
Urban Solutions	5,262	4,373	4,832
Mission Solutions	2,655	2,289	3,063
Other	1,250	1,210	1,305
Total revenue	$15,474	$13,744	$14,156

Intercompany revenue for our professional staffing business, excluded from revenue above	$299	$249	$269

Segment profit (loss)
Energy Solutions	$381	$301	$250
Urban Solutions	268	17	41
Mission Solutions	116	136	155
Other	(228)	(27)	(31)
Total segment profit	$537	$427	$415

G&A	(232)	(237)	(226)
Impairment	—	24	(290)
Gain (loss) on pension settlement	—	42	(198)
Foreign currency gain (loss)	(98)	25	(13)
Interest income (expense), net	168	35	(73)
Earnings (loss) from Cont Ops attributable to NCI	(60)	(72)	39
Earnings (loss) from Cont Ops before taxes	$315	$244	$(346)

Depreciation (all but Corporate included in segment profit)
Energy Solutions	$—	$—	$—
Urban Solutions	10	9	9
Mission Solutions	3	3	4
Other	19	18	7
Corporate	42	43	53
Total depreciation	$74	$73	$73
Capital expenditures
Energy Solutions	$—	$—	$—
Urban Solutions	20	14	25
Mission Solutions	4	4	3
Other	15	21	19
Corporate	67	36	19
Total capital expenditures	$106	$75	$66

	December 31, 2023	December 31, 2022
Total assets
Energy Solutions	$1,053	$967
Urban Solutions	1,211	1,170
Mission Solutions	577	485
Other	509	583
Corporate	3,623	3,622
Total assets	$6,973	$6,827
Goodwill
Energy Solutions	$13	$13
Urban Solutions	129	129
Mission Solutions	58	58
Other	6	6
Total goodwill	$206	$206

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Energy Solutions. The revenue of 2 Energy Solutions customers each amounted to 10% of our consolidated revenue during 2023. The revenue of a single Energy Solutions customer amounted to 14% and 13% of our consolidated revenue during 2022 and 2021, respectively.
Segment profit in 2023 benefited from the initial recognition of inflation-adjusted variable consideration on certain downstream projects and increased execution activities on those same projects as well as construction activities on a large LNG project and the effects of favorable foreign currency remeasurement, partially offset by charges totaling $91 million (or $0.53 per share) for cost growth and schedule extension on a large upstream legacy project. Segment profit in 2021 included the collection of previously reserved accounts receivable and losses on embedded foreign currency derivatives.
Urban Solutions. Segment profit in 2023 includes the settlement of a claim on an international bridge project compared to the recognition of cost growth on the same project of $54 million (or $0.23 per share) in 2022 and $138 million (or $0.72 per share) in 2021. In 2023, we also recognized a discretionary incentive fee award on a completed mining project as well as a benefit from the favorable outcome of arbitration on a separate mining project. Segment profit in 2023 also includes a favorable determination on a claim on a legacy infrastructure project. Earlier in 2023, we recognized a $59 million (or $0.34 per share) charge on this project for rework associated with subcontractor design errors and related schedule impacts, and we recognized a similar charge of $35 million (or $0.20 per share) in 2022. Segment profit in 2022 included an $86 million (or $0.50 per share) charge for additional rework and schedule delays on a highway project. Segment profit in 2021 also included forecast revisions for schedule delays and productivity on a light rail project and a favorable resolution of a long-standing customer dispute on a road project.
Mission Solutions. Revenue from work performed for various agencies of the U.S. government amounted to 9%, 16% and 21% of our consolidated revenue during 2023, 2022 and 2021, respectively.
Segment profit in 2023 included a $30 million (or $0.17 per share) charge recognized in the first half of 2023 for cost growth associated with additional schedule delays on a weapons facility project. We are conducting our due diligence to recover cost growth that has resulted from directed and constructive changes from the client on the project.
Other. Segment profit (loss) for NuScale, Stork and AMECO follows:

	YEAR ENDED DECEMBER 31,
(in millions)	2023	2022	2021
NuScale(1)	$(106)	$(73)	$(69)
Stork	(55)	45	32
AMECO	(67)	1	6
Segment profit (loss)	(228)	$(27)	$(31)
(1) As of December 31, 2023, we had an approximate 55% ownership in NuScale.
In December 2023, we sold the Stork business in Latin America, largely for the assumption of debt by the purchaser. We recognized a $93 million negative earnings impact on sale, including $31 million of cash transferred to the buyer and $33 million associated with foreign currency translation.
In March 2023, we sold our AMECO South America business, which included operations in Chile and Peru. This transaction marked the completion of the AMECO divestiture for total proceeds of $144 million, including $17 million in 2023. Previous AMECO divestitures included assets in Africa, the Caribbean, Mexico and North America. Upon the sale of AMECO South America in 2023, we recognized a negative earnings impact of $60 million, including $35 million associated with foreign currency translation.
In April 2022, we sold approximately 5% of the ownership of NuScale to Japan NuScale Innovation, LLC for $107 million. The sale did not trigger any recognition of gain or loss because we consolidate NuScale before and after the sale. NuScale received capital contributions from outside investors of $193 million and $9 million during 2022 and 2021, respectively.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Operating Information by Geographic Area

	Revenue by project location Year Ended December 31,			Total Assets As of December 31,
(in millions)	2023	2022	2021	2023	2022
North America	$10,514	$8,819	$8,532	$5,034	$4,406
Asia Pacific (includes Australia)	1,744	1,138	1,331	686	642
Europe	2,268	2,240	2,223	724	959
Central and South America	741	1,338	1,723	175	438
Middle East and Africa	207	209	347	354	382
Total	$15,474	$13,744	$14,156	$6,973	$6,827
7.    Impairment
Impairment expense is summarized as follows:

	Year Ended December 31,
(in millions)	2022	2021
Impairment:
Goodwill associated with Stork and AMECO	$40	$13
Energy Solutions' equity method investments	—	28
IT assets	—	16
Fair value adjustment of Stork and AMECO assets	(63)	233
Total impairment	$(24)	$290
As part of our assessment of goodwill in 2022, the fair value of the Other reporting unit was determined using a combination of observable level 2 inputs, including indicative offers and ongoing negotiations for the related assets.
During 2021, we evaluated our significant investments and determined that certain of our investments were impaired. The fair value of these investments was determined using unobservable Level 3 inputs based on the forecast of anticipated volumes and overhead absorption in a cyclical business.
We did not recognize any material impairment expense in 2023. During 2022, we reversed $63 million in impairment originally recognized in 2021 when our Stork and AMECO businesses were classified as held for sale, due primarily to remeasurement under held and used impairment criteria, for which CTA balances are excluded from carrying value. In 2021, the fair value of the Stork and AMECO assets were determined using a combination of observable level 2 inputs, including indicative offers and ongoing negotiations for the related assets.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

8.    Income Taxes
The income tax expense (benefit) components recognized in Cont Ops follow:

	Year Ended December 31,
(in millions)	2023	2022	2021
Current:
Federal	$(3)	$1	$1
Foreign	240	148	47
State and local	12	5	(5)
Total current	249	154	43
Deferred:
Federal	—	—	—
Foreign	(13)	17	(23)
State and local	—	—	—
Total deferred	(13)	17	(23)
Total income tax expense	$236	$171	$20

A reconciliation of U.S. statutory federal income tax expense (benefit) to income tax expense (benefit) from Cont Ops follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
U.S. statutory federal tax expense (benefit)	$66	$51	$(73)
Increase (decrease) in taxes resulting from:
State and local income taxes	6	—	12
Goodwill Impairment	—	10	36
Sale of foreign subsidiaries	(10)	—	—
NCI	13	15	(7)
Foreign tax differential, net	48	(106)	(11)
Valuation allowance, net	122	194	103
Stranded tax effects from AOCI	—	—	(52)
Other, net	(9)	7	12
Total income tax expense	$236	$171	$20

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recognized for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
(in millions)	2023	2022
Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$105	$107
Project and non-project reserves	20	33
Net operating loss carryforward	399	397
Tax basis of investment in excess of book basis, net	123	66
U.S. foreign tax credit carryforward	611	567
AOCI	42	21
Other	115	57
Total deferred tax assets	1,415	1,248
Valuation allowance	(1,340)	(1,211)
Deferred tax assets, net	$75	$37
Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	(19)	(10)
Dividend withholding on unremitted non-U.S. earnings	(60)	(46)
Other	(15)	(20)
Total deferred tax liabilities	(94)	(76)
Deferred tax liabilities, net of deferred tax assets	$(19)	$(39)

As of December 31, 2023, we are indefinitely reinvested only with respect to unremitted earnings required to meet our working capital and long-term investment needs in the non-US jurisdictions where we operate. Beyond those limits, we expect current earnings to be available for distribution. Deferred tax liabilities of approximately $35 million have not been recorded with respect to unremitted earnings that are considered indefinitely reinvested, primarily associated with foreign withholding and income taxes that would be due upon remittance. We have no intention of initiating any actions that would lead to taxation of the earnings deemed indefinitely reinvested.

As of December 31, 2023, tax credit carryforwards, principally federal, and tax loss carryforwards, principally federal, state, and foreign, were as follows:

(in millions)	Federal FTC	Federal NOLs	State NOLs	Foreign NOLs
Expiration periods:
2024-2028	$21	$—	$9	$25
2029-2033	532	—	76	56
2034-2043	58	—	276	5
Indefinite	—	—	319	1,355

We are in a 3-year cumulative loss on a consolidated, jurisdictional basis in the Netherlands, the U.K. and the U.S. Such cumulative loss constitutes significant negative evidence (with regards to future taxable income) for assessing likelihood of realization. We also considered positive evidence but concluded it did not outweigh this significant negative evidence of a 3-year cumulative loss. Accordingly, we recognized non-cash charges to tax expense of $92 million and $50 million to record a valuation allowance against net U.S. deferred tax assets and $30 million and $120 million against certain net foreign deferred tax assets during 2023 and 2022, respectively.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

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

A summary of unrecognized tax benefits follows:

(in millions)	2023	2022
Balance at beginning of year	$49	$48
Change in tax positions of prior years	3	1
Change in tax positions of current year	—	—
Reduction in tax positions for statute expirations	—	—
Reduction in tax positions for audit settlements	—	—
Balance at end of year	$52	$49

If recognized, the total amount of unrecognized tax benefits as of December 31, 2023 and 2022, would favorably impact the effective tax rates by $36 million and $31 million, respectively. We had $20 million and $15 million of accrued interest and penalties as of December 31, 2023 and 2022, respectively. We believe the amount of unrecognized tax benefits related to our uncertain tax positions may change within the next 12 months.

U.S. and foreign earnings (loss) from Cont Ops before taxes are as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
United States	$185	$(465)	$(394)
Foreign	130	709	48
Total	$315	$244	$(346)

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

9.    Supplemental Cash Flow Information
The changes in assets and liabilities included in operating cash flow follow:

	Year Ended December 31,
(in millions)	2023	2022	2021
(Increase) decrease in:
Accounts and notes receivable, net	$(87)	$22	$5
Contract assets	(72)	133	(179)
Other current assets	(12)	192	(167)
Other assets	(111)	159	284
Increase (decrease) in:
Accounts payable	218	(175)	6
Contract liabilities	(120)	(135)	(176)
Accrued liabilities	79	(155)	109
Other liabilities	(9)	(87)	(79)
Increase (decrease) in cash due to changes in assets and liabilities	$(114)	$(46)	$(197)
Cash paid during the year for:
Interest	$53	$54	$90
Income taxes (net of refunds)	169	99	75
Noncash investing and financing activities:
Marketable securities transferred to trustee to discharge the 2024 Notes	$262	$—	$—
Debt assumed by buyer of Stork Latin America	19	—	—
10.    Partnerships and Joint Ventures
The following is a summary of aggregate, unaudited balance sheet data for unconsolidated entities where our investment is presented as a one-line equity method investment:

	December 31,
(in millions)	2023	2022
Current assets	$7,561	$9,702
Noncurrent assets	3,564	3,435
Current liabilities	5,510	7,613
Noncurrent liabilities	2,757	3,036
The following is a summary of aggregate, unaudited income statement data for unconsolidated entities where the equity method of accounting is used to recognize our share of net earnings or loss of investees:

(in millions)	2023	2022	2021
Revenue	$2,653	$2,460	$1,590
Cost of revenue	1,865	1,749	1,004
Net earnings	152	106	51
Investments in a loss position of $307 million and $312 million were included in other accrued liabilities as of December 31, 2023 and 2022, respectively, and consisted primarily of provision for anticipated losses on legacy infrastructure projects. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in "Accounts and notes receivable, net" were $174 million and $185 million as of December 31, 2023 and 2022, respectively.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

During 2022, we sold the majority of our interest in an infrastructure joint venture in Canada and recognized a gain of $11 million. During 2021, we sold our 10% ownership interest in an infrastructure joint venture and recognized a gain of $20 million. These gains were included in Urban Solutions' segment profit.
Variable Interest Entities
The aggregate carrying value of unconsolidated VIEs (classified under both "Investments" and "Other accrued liabilities") was a net asset of $91 million and $46 million as of December 31, 2023 and 2022, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse to us. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of December 31, 2023 for the unconsolidated VIEs were $57 million.
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
11.    Guarantees
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support project execution commitments. Performance guarantees have various expiration dates ranging from mechanical completion to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $15 billion as of December 31, 2023. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantees obligation was not material as of December 31, 2023 and 2022.
In certain limited circumstances, financial guarantees are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower's obligation.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

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
The following matters remain open as of the issuance of this 10-K.
Fluor Australia Ltd., our wholly-owned subsidiary (“Fluor Australia”), completed a cost reimbursable engineering, procurement and construction management services project for Santos Ltd. (“Santos”) involving a large network of natural gas gathering and processing facilities in Queensland, Australia. On December 13, 2016, Santos filed an action in Queensland Supreme Court (the “Court”) against Fluor Australia, asserting various causes of action and seeking damages and/or a refund of contract proceeds paid of AUD $1.47 billion. Santos has joined Fluor to the matter on the basis of a parent company guarantee issued for the project. In March 2023, a panel of 3 referees appointed by the Court (the "Panel”) issued a draft, non-binding report setting forth recommendations to the Court regarding liability and damages in the lawsuit. After consideration of further submissions by the parties, the Panel finalized its report on July 14, 2023. The Panel’s report has no legal effect unless it is adopted by the Court through an adoption hearing, and the Court can accept or reject, in whole or in part, the Panel’s recommendations. In the final report, the Panel recommended judgment for Fluor on one of Santos’s damages claims that Santos contends has an approximate value of AUD $700 million, and recommended judgment for Santos on other claims that the Panel valued at approximately AUD $790 million excluding interest and costs. While the project contract contains a liability cap of approximately AUD $236 million, the Panel found that the liability cap did not apply to Santos’s claims. Fluor has made an application to have the Court set aside the reference to the Panel and the Panel’s recommendations on several procedural and substantive grounds, including in relation to apparent bias of the referees, a failure to comply with the order which established the reference to the Panel and a lack of procedural fairness. In July 2023, the Court held oral argument on that application. We do not expect a decision until after the Court holds an adoption hearing, which is scheduled for February 2024. At any adoption hearing, Fluor will contend that the Court should not adopt the Panel’s recommendation based on numerous grounds, including the Panel’s failure to apply the project’s liability cap.
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
The following matters are deemed settled or closed as of December 31, 2023.
Fluor Limited, our wholly-owned subsidiary (“Fluor Limited”), and Fluor Arabia Limited, a partially-owned subsidiary (“Fluor Arabia”), completed cost reimbursable engineering, procurement and construction management services for Sadara Chemical Company (“Sadara”) involving a large petrochemical facility in Jubail, Kingdom of Saudi Arabia. On August 23, 2019, Fluor Limited and Fluor Arabia Limited commenced arbitration proceedings against Sadara after it refused to pay invoices totaling approximately $100 million due under the contracts. As part of the arbitration proceedings, Sadara asserted various counterclaims for damages and/or a refund of contract proceeds paid totaling $574 million against Fluor Limited and Fluor Arabia Limited. In August 2023, the arbitration panel issued an award on the majority of our invoice claims and on a small portion of Sadara's claims. Based on our assessment of the award, we recorded a charge of $14 million in the third quarter of 2023 to reflect the expected net settlement with Sadara for all non-interest claims. Fluor and Sadara requested clarifications

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

regarding the arbitration award, which the arbitrators ruled on in December 2023 resulting in an immaterial change to the $14 million charge. Upon collection from Sadara, we expect to recognize interest income, presently valued at $3 million to $5 million, on the net settlement value.

Various wholly-owned subsidiaries of Fluor, in conjunction with a partner, TECHINT, (“Fluor/TECHINT”) performed engineering, procurement and construction management services on a cost reimbursable basis for Barrick Gold Corporation involving a gold mine and ore processing facility on a site straddling the border between Argentina and Chile. In 2013 Barrick terminated the Fluor/TECHINT agreements for convenience and not due to the performance of Fluor/TECHINT. On August 12, 2016, Barrick filed a notice of arbitration against Fluor/TECHINT, demanding damages and/or a refund of contract proceeds paid of not less than $250 million under various claims relating to Fluor/TECHINT’s alleged performance. Proceedings were suspended while the parties explored a possible settlement. In August 2019, Barrick drew down $36 million of letters of credit from Fluor/TECHINT ($24 million from Fluor and $12 million from TECHINT). Thereafter, Barrick proceeded to reactivate the arbitration. Barrick and Fluor/TECHINT exchanged detailed statements of claim and counterclaim pursuant to which Barrick's claim against Fluor/TECHINT totaled $364 million net of amounts acknowledged to be due to Fluor/TECHINT. In September 2023, the arbitration panel issued an award generally in favor of Fluor/TECHINT. In October 2023, Fluor/TECHINT and Barrick entered into an agreement to effect the arbitration award and release all claims among the parties. We recognized a gain of $12 million in the third quarter of 2023 associated with the non-interest component and an additional $11 million on the interest component in the fourth quarter of 2023.
Since September 2018, 11 separate purported shareholders' derivative actions were filed against current and former members of the Board of Directors, as well as certain of Fluor’s current and former executives. Fluor was named as a nominal defendant in the actions. These derivative actions purported to assert claims on behalf of Fluor and made substantially the same factual allegations as the securities class action matter which was resolved in 2022, as previously disclosed in our 2022 10-K, and sought various forms of monetary and injunctive relief. These actions were pending in Texas state court (District Court for Dallas County), the U.S. District Court for the District of Delaware, the U.S. District Court for the Northern District of Texas, and the Court of Chancery of the State of Delaware. In April 2023, the parties reached an agreement for a global settlement of these matters. The settlement received final court approval in September 2023. All matters have now been dismissed.
In February 2020, we announced that the SEC was conducting an investigation and requested documents and information related to projects for which we recorded charges in the second quarter of 2019. In April 2020 and January 2022, Fluor received subpoenas from the U.S. DOJ seeking documents and information related to the second quarter 2019 charges; certain of the projects associated with those charges; and certain project accounting, financial reporting and governance matters. In May 2023, the DOJ advised that it had closed its investigation and does not intend to bring charges. In September 2023, we entered into a settlement agreement with the SEC resolving the investigation and agreed to pay a civil penalty of $15 million. We had previously established reserves sufficient to fund the settlement. Therefore, the settlement did not have a material impact on our 2023 results.
13.    Contract Assets and Liabilities
The following summarizes information about our contract assets and liabilities:

	December 31,
(in millions)	2023	2022
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$854	$738
Contract work in progress - lump sum contracts	137	177
Contract assets	$991	$915

Advance billings deducted from contract assets	$163	$220

	Year Ended December 31,
	2023	2022
Information about contract liabilities:
Provision for anticipated losses on contracts included in contract liabilities	$129	$212
Revenue recognized that was included in contract liabilities as of January 1	616	818

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

We periodically evaluate our project forecasts and the amounts recognized with respect to our claims and unapproved change orders. We include estimated amounts for claims and unapproved change orders in project revenue to the extent it is probable we will realize those amounts. As of December 31, 2023 and 2022, we had recorded $531 million and $498 million, respectively, of revenue associated with claims and unapproved change orders for costs incurred to date. Additional costs, which will increase this balance over time, are expected to be incurred in future periods. We had up to $24 million of back charges that may be disputed as of December 31, 2023, but none as of December 31, 2022.
14. Remaining Unsatisfied Performance Obligations
We estimate that our RUPO will be satisfied over the following periods:

(in millions)	December 31, 2023
Within 1 year	$12,832
1 to 2 years	9,417
Thereafter	5,510
Total RUPO	$27,759
15.    Debt and Letters of Credit
Debt consisted of the following:

	December 31,
(in millions)	2023	2022
Borrowings under credit facility	$—	$—
Current:
2023 Notes	$—	$138
Other borrowings	—	14
Total current	$—	$152
Long-Term:
Senior Notes
2024 Notes	$—	$381
Unamortized discount and deferred financing costs	—	(1)
2028 Notes	600	600
Unamortized discount and deferred financing costs	(3)	(4)
2029 Notes	575	—
Unamortized deferred financing costs	(14)	—
Other long-term borrowings	—	2
Total long-term	$1,158	$978
Credit Facility
As of December 31, 2023, letters of credit totaling $477 million were outstanding under our $1.8 billion credit facility, which matures in February 2026 and was amended in August 2023 to permit the issuance of the 2029 Notes. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of December 31, 2023, we had not made any borrowings under our credit line and maintained a borrowing capacity of $775 million.
Uncommitted Lines of Credit
As of December 31, 2023, letters of credit totaling $918 million were outstanding under uncommitted lines of credit.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

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
•during the 5-business day period after any 5-consecutive trading day period in which the trading price of the 2029 Notes was less than 98% of the product of the last reported stock price and the conversion rate;
•if we call any or all of the 2029 Notes for redemption; or
•upon the occurrence of specified events as described in the applicable indenture.

In addition, holders may convert their 2029 Notes any time beginning in May 2029 and prior to maturity without regard to the foregoing circumstances. Upon any conversion, we will repay the principal amount of the notes in cash and may elect to convey the conversion premium in any combination of cash and shares of our common stock. Certain events could cause the conversion rate to increase, including a make-whole fundamental change or redemption, but in no event will the conversion rate for a single note exceed 29.2056 shares of our common stock, other than for customary adjustments described in the applicable indenture.

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

Capped Call Transactions
In connection with the 2029 Notes offering, we entered into capped call transactions with certain banks. The capped call transactions are not part of the terms of the 2029 Notes and are accounted for as separate transactions. As the capped call options are indexed to our own stock, they are recorded in shareholders’ equity and are not accounted for as derivatives. The cost of the capped call transactions was $73 million which was recorded as a permanent reduction to APIC, and will not be subject to periodic remeasurement. The strike price of the capped call options corresponds to the conversion price of the 2029 Notes of $45.37 per share. The capped call options are expected to offset potential dilution to our common stock upon conversion of any 2029 Notes and/or offset any cash payments we are required to make for any conversion premium if our stock price is greater than $45.37. The upper limit of the capped calls is $68.48 per share. If our stock price exceeds $68.48, there would be unmitigated dilution and/or no offset of any cash payments attributable to the amount by which our stock exceeds the cap price. We will not be required to make any cash payments to option counterparties upon the exercise of capped call options, but we will be entitled to receive from them shares of our common stock or an amount of cash based on the amount by which the market price of our common stock exceeds the strike price of the capped calls.
Notes Discharge & Redemption of 2024 and 2023 Notes
In January 2023, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million with no earnings impact. In August 2023, we completed a tender offer in which we repurchased $115 million of outstanding 2024 Notes, excluding accrued interest, for consideration of $975.03 per $1,000 principal amount of the notes. The earnings effect of the tender offer was immaterial. In December 2023, we extinguished the remaining outstanding $266 million principal amount of our 2024 Notes through a legal discharge, whereby we irrevocably transferred $262 million in interest-bearing Treasury securities to the trustee of the 2024 Notes. These securities will yield sufficient principal and interest over their remaining term to permit the trustee to satisfy the remaining principal and interest due on the 2024 Notes. Thus, we are no longer the primary obligor under the 2024 Notes.
During 2022, we redeemed $41 million of aggregate outstanding 2023 Notes, with an immaterial earnings impact.
During 2021, we completed a tender offer in which we repurchased $375 million of 2023 Notes and $108 million of 2024 Notes. Additionally, we redeemed $26 million of outstanding 2023 and 2024 Notes in open market transactions during 2021. We used the proceeds from the issuance of CPS to redeem the 2023 and 2024 Notes. We recognized $20 million in losses related to these redemptions which was included in interest expense.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

2028 Notes
In August 2018, we issued $600 million of 4.250% Senior Notes due in September 2028 ("2028 Notes") and received proceeds of $595 million. Interest on the 2028 Notes is payable semi-annually in March and September. Prior to June 2028, we may redeem the 2028 Notes at a redemption price equal to 100% of the principal amount, plus a “make whole” premium described in the indenture. After June 2028, the 2028 Notes can be redeemed at par plus accrued interest. A change of control (as defined by the terms of the indenture) could require us to repay them at 101% of the principal amount, plus accrued interest. We are permitted to incur additional indebtedness if we are in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions.
16. Convertible Preferred Stock

In September 2023, we exercised our mandatory conversion rights on our CPS in which all of the outstanding shares of CPS converted to 44.9585 shares of our common stock, plus a cash payment of $45.23 per CPS for a make-whole premium. The total make-whole premium amounted to $27 million.

Third quarter CPS dividends of $10 million were paid in August 2023. Upon conversion, all dividends on the CPS have ceased, and we have no obligation for any further dividends.
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
We perform procedures to verify the reasonableness of pricing information received from third parties for significant assets and liabilities classified as Level 2. The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2023				December 31, 2022
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trusts(1)	$12	$12	$—	$—	$10	$10	$—	$—
Derivative assets(2)
Foreign currency	6	—	6	—	9	—	9	—
Commodity	1	—	1	—	4	—	4	—
Liabilities:
SMR warrants(3)	$12	$6	$6	$—	$38	$21	$17	$—
Derivative liabilities(2)
Foreign currency	3	—	3	—	8	—	8	—
Commodity	1	—	1	—	1	—	1	—

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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(3)The SMR warrant liabilities are comprised of public and private placement warrants redeemable by SMR under certain conditions, both measured using the price of the public warrants. The private placement warrants are not publicly traded and are classified as Level 2 measurements while the public warrants are classified as Level 1.
We have measured assets and liabilities held for sale and certain other impaired assets at fair value on a nonrecurring basis. The following summarizes information about financial instruments that are not required to be measured at fair value:

		December 31, 2023		December 31, 2022
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,357	$1,357	$1,262	$1,262
Cash equivalents(2)	Level 2	1,162	1,162	1,177	1,177
Marketable securities(2)	Level 2	69	69	185	185
Notes receivable, including noncurrent portion(3)	Level 3	9	9	9	9
Liabilities:
2023 Senior Notes(4)	Level 2	$—	$—	$138	$138
2024 Senior Notes(4)	Level 2	—	—	380	370
2028 Senior Notes(4)	Level 2	597	573	596	545
2029 Senior Notes(4)	Level 2	561	626	—	—
Other borrowings, including noncurrent portion(5)	Level 2			16	16
_______________________________________________________________________________
(1)Cash consists of bank deposits. Carrying amounts approximate fair value.
(2)Cash equivalents and marketable securities primarily consist of time deposits. Carrying amounts approximate fair value because of the short-term maturity of these instruments. Amortized cost is not materially different from the fair value.
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
(5)Other borrowings represent bank loans and other financing arrangements which mature within 1 year. The carrying amount of borrowings under these arrangements approximates fair value because of the short-term maturity.
18.    Property, Plant and Equipment
Property, plant and equipment is as follows:

	December 31,
(cost in millions)	2023	2022
Land	$48	$43
Buildings	272	265
Building and leasehold improvements	131	132
Machinery and equipment	671	882
Furniture and fixtures	143	137
Assets under development	59	29
	1,324	1,488
Less accumulated depreciation	(866)	(1,041)
Net property, plant and equipment	$458	$447

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

19.    Stock-Based Compensation
Generally, our annual grant of stock-based awards are made on a broad basis in the first quarter of each year.
Equity Awards
Stock-based compensation expense totaled $48 million, $19 million and $32 million during 2023, 2022 and 2021, respectively. There were no tax benefits recognized related to stock-based compensation during these periods.The following table summarizes RSU and stock option activity:

	RSUs		Stock Options
	Number	Weighted Average Grant Date Fair Value Per Share	Number	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2020	2,258,594	$21.76	5,752,932	$44.40
Granted	596,391	18.67	481,626	17.96
Forfeited or expired	(132,713)	18.78	(659,216)	58.37
Vested/exercised	(810,560)	30.83	(84,416)	8.81
Outstanding as of December 31, 2021	1,911,712	$17.16	5,490,926	$40.95
Granted	415,356	22.36	250,656	21.90
Forfeited or expired	(2,937)	25.55	(846,621)	61.46
Vested/exercised	(957,640)	22.01	(217,397)	15.20
Outstanding as of December 31, 2022	1,366,491	$15.33	4,677,564	$37.41
Granted	432,654	34.88	178,434	35.76
Forfeited or expired	(4,897)	35.76	(525,994)	61.06
Vested/exercised	(869,753)	13.21	(198,455)	12.64
Outstanding as of December 31, 2023	924,495	$26.36	4,131,549	$35.52
Options exercisable as of December 31, 2023			3,514,925	$37.56
Remaining unvested options outstanding and expected to vest			610,458	$23.93
Our stock-based plans provide that RSUs may not be sold or transferred until service-based restrictions have lapsed. Generally, upon termination of employment, RSUs which have not vested are forfeited. RSUs granted to executives generally vest over 3 years. RSUs granted to directors vest upon grant. The fair value of RSUs that vested during 2023, 2022 and 2021 was $30 million, $23 million and $14 million, respectively. The balance of unamortized RSU expense as of December 31, 2023 was $5 million, which is expected to be recognized over a weighted-average period of 1.2 years.
The exercise price of options represents the closing price of our common stock on the date of grant. The options granted generally vest over 3 years and expire 10 years after the grant date. The aggregate intrinsic value of stock options exercised during 2023, 2022 and 2021 was $4 million, $4 million and $1 million respectively. The balance of unamortized stock option expense as of December 31, 2023 was $1 million, which is expected to be recognized over a weighted-average period of 0.9 years.
The grant date fair value of options and other significant assumptions follow:

	2023	2022	2021
Weighted average grant date fair value	$16.52	$11.19	$8.94
Expected life of options (in years)	4.6	4.5	4.5
Risk-free interest rate	4.0%	1.9%	0.7%
Expected volatility	50%	62%	62%
Expected annual dividend per share	$0.00	$0.00	$0.00

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

The computation of the expected volatility assumption used in the Black-Scholes calculations is based on a 50/50 blend of historical and implied volatility. Information related to options outstanding as of December 31, 2023 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price Per Share
$8.81 - $35.76	2,411,890	6.8	$20.05	1,795,266	6.4	$18.71
$46.07 - $62.50	1,531,586	2.6	54.53	1,531,586	2.6	54.53
$70.76 - $79.19	188,073	0.1	79.19	188,073	0.1	79.19
	4,131,549	4.9	$35.52	3,514,925	4.4	$37.56
As of December 31, 2023, options outstanding and options exercisable had an aggregate intrinsic value of $46 million and $37 million, respectively .
_______________________
Performance-based award units totaling 274,755 were awarded to certain senior executive and all of Section 16 officers during 2023 and performance-based award units totaling 426,957 and 613,868, respectively, were awarded to Section 16 officers during 2022 and 2021. These awards generally cliff vest after 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based elements of such awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter.
For awards granted under the 2023 performance plan, 80% of the award is earned based on achievement of earnings before tax targets over three 1-year periods and 20% of the award is earned based on our 3-year cumulative TSR relative to companies in the S&P 500 on the date of the award. Awards granted under the 2022 and 2021 performance plans are earned based on achievement of EPS and return on invested capital goals over three 1-year periods, and earned or modified based on our 3-year cumulative TSR relative to companies in the S&P 500 on the date of the award. The performance component of these awards is deemed granted when targets are set while the TSR component of these awards is deemed granted upon issuance. During the first quarter of 2023, the following units were granted based upon the establishment of performance targets:

	Performance-based Award Units Granted in 2023	Weighted Average Grant Date Fair Value Per Share
2023 Performance Award Plan	128,213	$42.71
2022 Performance Award Plan	142,319	$35.87
2021 Performance Award Plan	204,622	$46.84
For awards granted under the 2023, 2022 and 2021 performance award plans, the number of units are adjusted at the end of each performance period based on attainment of certain performance targets and on market conditions, pursuant to the terms of the award agreements. As of December 31, 2023, there were 260,398 shares associated with performance awards that had been awarded to employees, but which are not deemed granted due to the underlying performance targets having not yet been established.
The balance of unamortized compensation expense associated with performance-based award units as of December 31, 2023 was less than $3 million, which is expected to be recognized over a weighted-average period of 0.9 years.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Liability Awards
We grant SGI awards in the form of stock units, determined by dividing the target amount by the closing price of our common stock at the grant date. Each stock unit represents the right to receive cash equal to the value of 1 share of our common stock upon vesting. SGI awards granted to executives vest and become payable at a rate of 1/3 of the total award each year. Performance-based awards were awarded to non-Section 16 executives and will be settled in cash.

	Location in Statement of Operations	December 31,
Compensation Expense (in millions)		2023	2022	2021
SGI awards	G&A	$34	$54	$67
Performance-based awards for non-Section 16 executives	G&A	21	14	1

Liabilities (in millions)	Location on Balance Sheet	December 31, 2023	December 31, 2022
SGI awards	Accrued salaries, wages and benefits and Other noncurrent liabilities	$58	$92
Performance-based awards for other executives	Accrued salaries, wages and benefits and Other noncurrent liabilities	29	15
20.    Retirement Plans
DC Plans
Domestic and international DC plans are available to eligible salaried and craft employees. Company contributions to DC plans are based on an employee's eligible compensation and participation rate. We recognized expense of $143 million in 2023 and $129 million in both 2022 and 2021.
DB Plans
We have no material DB plans. During 2022, we recognized a $42 million gain on pension settlement upon the completion of compensation and other items associated with our largest DB plan, which provided retirement benefits to certain employees in the Netherlands, which was terminated in December 2021. The loss on termination of the plan of $198 million in 2021 consisted primarily of unrecognized actuarial losses included in AOCI and did not impact our cash position.
Multiemployer Pension Plans
We participate in multiemployer pension plans for unionized construction and maintenance craft employees. Company contributions are based on the hours worked by employees covered under various collective bargaining agreements and totaled $75 million, $51 million and $44 million during 2023, 2022 and 2021, respectively. Upon withdrawal from a multiemployer plan, we may have an obligation to make additional contributions for our share of any unfunded benefit obligation, but only if we do not meet the requirements of any applicable exemptions. We participate in a multiemployer plan in which we are aware of a significant unfunded benefit obligation. However, we believe we qualify for an exemption and do not believe we have a probable payment to the plan. Therefore, we have not recognized a liability related to this unfunded benefit obligation. The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because we are not responsible for the current or future funding of these plans.
21.    Other Noncurrent Liabilities
We have deferred compensation plans and other retirement arrangements for executives which generally provide for payments upon retirement, death or termination of employment. As of December 31, 2023 and 2022, the obligations related to these plans totaled $256 million and $261 million, respectively, within noncurrent liabilities. To fund these obligations, we have established non-qualified trusts, which are included in noncurrent assets. These trusts hold life insurance policies and marketable securities. These trusts were valued at $241 million and $234 million as of December 31, 2023 and 2022, respectively. Periodic changes in the value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate changes to the obligations which are also reflected in earnings.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

We maintain appropriate levels of insurance for business risks, including workers compensation and general liability. Insurance coverages contain various retention amounts for which we provide accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. As of both December 31, 2023 and 2022, insurance liabilities of $76 million were included in noncurrent liabilities.
22.    Leases
The following summarizes lease expense:

	Year Ended December 31,
Lease Expense / (Sublease Income)	2023	2022	2021
(in millions)
Operating lease cost	$76	$75	$76
Finance lease cost
Amortization of right-of-use assets	6	5	5
Variable lease cost (1)	11	11	10
Short-term lease cost	117	128	136
Sublease income	(2)	(2)	(2)
Total lease expense (2)	$208	$217	$225
(1)Primarily relates to rent escalation due to cost of living indexation and payments for property taxes, insurance or common area maintenance based on actual assessments.

(2)Lease expense is included in Cost of revenue and G&A.
Information related to our right-of use assets and lease liabilities follows:

		December 31,
Lease Assets / Liabilities	Balance Sheet Classification	2023	2022
(in millions)
Right-of-use assets
Operating lease assets	Other assets	$126	$142
Finance lease assets	Other assets	—	6
Total right-of-use assets		$126	$148
Lease liabilities
Operating lease liabilities, current	Other accrued liabilities	$41	$62
Operating lease liabilities, noncurrent	Noncurrent liabilities	100	96
Finance lease liabilities, current	Other accrued liabilities	—	6
Finance lease liabilities, noncurrent	Noncurrent liabilities	—	7
Total lease liabilities		$141	$171

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental information related to our leases follows:

	Year Ended December 31,
	2023	2022
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42	$77
Financing cash flows from finance leases	1	7
Right-of-use assets obtained in exchange for new operating lease liabilities	58	57
Right-of-use assets obtained in exchange for new finance lease liabilities	—	1
Weighted-average remaining lease term - operating leases	7.0 years	4.8 years
Weighted-average remaining lease term - finance leases	0.0 years	3.9 years
Weighted-average discount rate - operating leases	5.4%	3.5%
Weighted-average discount rate - finance leases	—%	2.1%
The remaining lease payments under our operating leases follows:

Year Ended December 31,	Operating Leases
(in millions)
2024	$46
2025	17
2026	9
2027	22
2028	13
Thereafter	78
Total lease payments	$185
Less: Interest	(44)
Present value of lease liabilities	$141
None of our lease agreements contain material residual value guarantees or material restrictions or covenants.