Form 10-Q
period 2024-03-31
FLUOR CORP
filed 2024-05-03
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2024, 171,190,541 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2023 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
2023 Quarter	Three months ended March 31, 2023
2024 Quarter	Three months ended March 31, 2024
3ME	Three months ended
AMECO	American Equipment Company, Inc.
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFM	Customer-furnished materials
COVID	Coronavirus pandemic
CPS	Convertible preferred stock
CTA	Currency translation adjustment
DB plan	Defined benefit pension plan
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
EPC	Engineering, procurement and construction
EPS	Earnings (loss) per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
Fluor	Fluor Corporation
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
IT	Information technology
LNG	Liquefied natural gas
NCI	Noncontrolling interests
NM	Not meaningful
NuScale	NuScale Power Corporation
OCI	Other comprehensive income (loss)
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
SGI	Stock growth incentive awards
Stork	Stork Holding B.V. and subsidiaries
TSR	Total shareholder return
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	3ME March 31,
(in millions, except per share amounts)	2024	2023
Revenue	$3,734	$3,752
Cost of revenue	(3,635)	(3,790)
Gross profit (loss)	99	(38)
G&A	(59)	(62)
Foreign currency gain (loss)	12	(41)
Operating profit (loss)	52	(141)
Interest expense	(13)	(16)
Interest income	52	57
Earnings (loss) before taxes	91	(100)
Income tax expense	(51)	(30)
Net earnings (loss)	40	(130)
Less: Net earnings (loss) attributable to NCI	(19)	(23)
Net earnings (loss) attributable to Fluor	$59	$(107)
Less: Dividends on CPS	—	10
Net earnings (loss) available to Fluor common stockholders	$59	$(117)

Basic EPS available to Fluor common stockholders	$0.35	$(0.82)
Diluted EPS available to Fluor common stockholders	0.34	$(0.82)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	3ME March 31,
(in millions)	2024	2023
Net earnings (loss)	$40	$(130)

OCI, net of tax:
Foreign currency translation adjustment	(45)	46
Ownership share of equity method investees’ OCI	(1)	(1)
Other	(4)	1
Total OCI, net of tax	(50)	46
Comprehensive income (loss)	(10)	(84)
Less: Comprehensive income (loss) attributable to NCI	(19)	(23)
Comprehensive income (loss) attributable to Fluor	$9	$(61)
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in millions, except share and per share amounts)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents ($462 and $491 related to VIEs)	$2,335	$2,519
Marketable securities	74	69
Accounts receivable, net ($212 and $135 related to VIEs)	1,099	1,137
Contract assets ($167 and $171 related to VIEs)	1,002	991
Other current assets ($55 and $50 related to VIEs)	401	347
Total current assets	4,911	5,063
Noncurrent assets
Property, plant and equipment, net ($46 and $41 related to VIEs)	438	458
Investments	632	614
Deferred taxes	34	51
Deferred compensation trusts	210	241
Goodwill	206	206
Other assets ($77 and $127 related to VIEs)	269	340
Total noncurrent assets	1,789	1,910
Total assets	$6,700	$6,973
LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($290 and $285 related to VIEs)	$1,248	$1,214
Contract liabilities ($317 and $276 related to VIEs)	652	639
Accrued salaries, wages and benefits ($26 and $25 related to VIEs)	529	653
Other accrued liabilities ($77 and $73 related to VIEs)	518	657
Total current liabilities	2,947	3,163
Long-term debt	1,149	1,158
Deferred taxes	72	70
Other noncurrent liabilities ($12 and $20 related to VIEs)	488	530

Commitments and contingencies

Equity
Shareholders’ equity
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 171,209,311 and 170,405,512 shares in 2024 and 2023, respectively	2	2
APIC	1,230	1,228
AOCI	(319)	(269)
Retained earnings	1,038	979
Total shareholders’ equity	1,951	1,940
NCI	93	112
Total equity	2,044	2,052
Total liabilities and equity	$6,700	$6,973
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	3ME March 31,
(in millions)	2024	2023
OPERATING CASH FLOW
Net earnings	$40	$(130)
Adjustments to reconcile net earnings to operating cash flow:
Depreciation and amortization	18	18
(Earnings) loss from equity method investments, net of distributions	(3)	—
(Gain) loss on sales of assets	(11)	58
Stock-based compensation	13	16
Deferred taxes	17	12
Changes in assets and liabilities	(190)	(133)
Other	5	(2)
Operating cash flow	(111)	(161)

INVESTING CASH FLOW
Purchases of marketable securities	(49)	(71)
Proceeds from sales and maturities of marketable securities	44	82
Capital expenditures	(34)	(20)
Proceeds from sales of assets	30	22
Investments in partnerships and joint ventures	(13)	(2)
Other	—	2
Investing cash flow	(22)	13

FINANCING CASH FLOW
Purchases and retirement of debt	(10)	(137)
Dividends paid on CPS	—	(10)
Taxes paid on vested restricted stock	(5)	(10)
Other	(11)	(4)
Financing cash flow	(26)	(161)

Effect of exchange rate changes on cash	(25)	7
Increase (decrease) in cash and cash equivalents	(184)	(302)
Cash and cash equivalents at beginning of period	2,519	2,439
Cash and cash equivalents at end of period	$2,335	$2,137

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$20	$19
Cash paid for income taxes (net of refunds)	46	24
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
UNAUDITED

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	—	$—	170	$2	$1,228	$(269)	$979	$1,940	$112	$2,052
Net earnings (loss)	—	—	—	—	—	—	59	59	(19)	40
OCI	—	—	—	—	—	(50)	—	(50)	—	(50)
Distributions to NCI, net of contributions	—	—	—	—	3	—	—	3	(2)	1
Other NCI transactions	—	—	—	—	—	—	—	—	2	2
Stock-based plan activity	—	—	1	—	(1)	—	—	(1)	—	(1)
BALANCE AS OF MARCH 31, 2024	—	—	171	$2	$1,230	$(319)	$1,038	$1,951	$93	$2,044

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	1	$—	142	$1	$1,254	$(365)	$896	$1,786	$210	$1,996
Net earnings (loss)	—	—	—	—	—	—	(107)	(107)	(23)	(130)
OCI	—	—	—	—	—	46	—	46	—	46
Capital contributions by NCI	—	—	—	—	—	—	—	—	1	1
Other NCI transactions	—	—	—	—	2	—	—	2	—	2
Stock-based plan activity	—	—	1	—	1	—	(9)	(8)	—	(8)
BALANCE AS OF MARCH 31, 2023	1	$—	143	$1	$1,257	$(319)	$780	$1,719	$188	$1,907

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

1. Principles of Consolidation

These financial statements do not include footnotes and certain financial information presented annually under GAAP, and therefore, should be read in conjunction with our 2023 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Although such estimates are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available, our reported results of operations may not necessarily be indicative of results that we expect for the full year.

The financial statements included herein are unaudited. We believe they contain all adjustments of a normal recurring nature which are necessary to present fairly our financial position and our operating results as of and for the periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in tables may not total or agree back to the financial statements due to immaterial rounding differences. Management has evaluated all material events occurring subsequent to March 31, 2024 through the filing date of this Q1 2024 10-Q.
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
2. Recent Accounting Pronouncements
We did not implement any new accounting pronouncements during the 2024 Quarter. However, we are evaluating the impact of the future disclosures that may arise under recent SEC and other promulgators' recently finalized rules and outstanding proposals, some of which will require new disclosures beginning with our next 10-K filing.
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

	3ME March 31,
(in millions, except per share amounts)	2024	2023
Net earnings (loss) attributable to Fluor	$59	$(107)
Less: Dividends on CPS	—	10
Net earnings (loss) available to Fluor common stockholders	59	(117)

Weighted average common shares outstanding	171	142
Diluted effect:
CPS	—	—
Stock options, RSUs and performance-based award units	2	—
Convertible debt (1)	—	—
Weighted average diluted shares outstanding	173	142

Basic EPS available to Fluor common stockholders	$0.35	$(0.82)
Diluted EPS available to Fluor common stockholders	$0.34	$(0.82)

Anti-dilutive securities not included in shares outstanding:
CPS	—	27
Stock options, RSUs and performance-based award units	2	5
Stock delivered under capped call options (2)	—	—
(1) Holders of our 2029 Notes may convert their notes at a conversion price of $45.37 per share when the stock price exceeds $58.98 for 20 of the last 30 days preceding quarter end. Upon conversion, we will repay the principal amount of the notes in cash and may elect to convey the conversion premium in cash, shares of our common stock or a combination of both. The conversion feature of our 2029 Notes will have a dilutive impact on EPS when the average market price of our common stock exceeds the conversion price of $45.37 per share for the quarter. During the 2024 Quarter, the weighted average price per share of our common stock was less than the minimum conversion price.
(2) Diluted shares outstanding does not include the impact of the capped call options we entered into concurrently with the issuance of the 2029 Notes, as the effect is always anti-dilutive. If shares are delivered to us under the capped calls, those shares will offset the dilutive effect of the shares that we would issue upon conversion of the 2029 Notes.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
4. Operating Information by Segment and Geographic Area

	3ME March 31,
(in millions)	2024	2023
Revenue
Energy Solutions	$1,432	$1,612
Urban Solutions	1,479	1,208
Mission Solutions	601	649
Other	222	283
Total revenue	$3,734	$3,752

Segment profit (loss)
Energy Solutions	$68	$88
Urban Solutions	50	(20)
Mission Solutions	22	7
Other	(22)	(90)
Total segment profit (loss)	$118	$(15)

G&A	(59)	(62)
Foreign currency gain (loss)	12	(41)
Interest income (expense), net	39	41
Earnings (loss) attributable to NCI	(19)	(23)
Earnings (loss) before taxes	$91	$(100)

Intercompany revenue for our professional staffing business, excluded from revenue above	$81	$69
Energy Solutions. Segment profit in the 2024 Quarter was adversely impacted by $29 million (or $0.12 per share) in cost growth for delays, craft labor and material escalation on a construction only subcontract executed by our joint venture entity in Mexico. Segment profit in the 2023 Quarter included a favorable foreign currency remeasurement effect totaling $22 million (or $0.09 per share) on a project with multiple currencies. Segment profit in the 2024 Quarter included a gain of $7 million on embedded foreign currency derivatives compared to a loss of $39 million in the 2023 Quarter.
Urban Solutions. Segment profit in the 2024 Quarter significantly improved due to the ramp up of execution activities on several recently awarded projects while segment profit in the 2023 Quarter included a $59 million (or $0.34 per share) charge for rework associated with subcontractor design errors on the LAX Automated People Mover project.
Mission Solutions. Segment profit improved in the 2024 Quarter compared to the 2023 Quarter that included a $21 million (or $0.12 per share) charge for cost growth on a weapons facility project.
Other. Segment profit (loss) for NuScale, Stork and AMECO follows:

	3ME March 31,
(in millions)	2024	2023
NuScale(1)	$(33)	$(29)
Stork	11	1
AMECO	—	(62)
Segment profit (loss)	$(22)	$(90)
(1) As of March 31, 2024, we had an approximate 55% ownership in NuScale.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
In March 2024, we completed the sale of Stork's operations in continental Europe for $67 million, including a second payment of $38 million that was received in April 2024. During the 2024 Quarter, we recognized a gain on sale of $11 million including de-recognition of Stork's net assets and cumulative foreign currency translation.
During April 2024, we also entered into a definitive sale agreement for Stork's U.K. operations, which could close as early as the second quarter of 2024. The financial statement effects for this proposed U.K. sale did not meet the requirements for held-for-sale reporting as of March 31, 2024. The transaction, as agreed to, is not expected to have a material earnings impact when recognized.
In March 2023, we sold our AMECO South America business, which included operations in Chile and Peru. This transaction marked the completion of the AMECO divestiture. Upon the sale of AMECO South America in the 2023 Quarter, we recognized a $60 million negative earnings impact, including $35 million associated with foreign currency translation.
Total assets by segment are as follows:

(in millions)	March 31, 2024	December 31, 2023
Energy Solutions	$1,085	$1,053
Urban Solutions	1,350	1,211
Mission Solutions	573	577
Other	267	509
Corporate	3,425	3,623
Total assets	$6,700	$6,973
Revenue by project location follows:

	3ME March 31,
(in millions)	2024	2023
North America	$2,372	$2,651
Asia Pacific (includes Australia)	443	324
Europe	772	512
Central and South America	67	221
Middle East and Africa	80	44
Total revenue	$3,734	$3,752

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
5. Income Taxes

The effective tax rate on earnings for the 2024 Quarter was 55.6% compared to (30.1)% for the 2023 Quarter. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME March 31,
(In millions)	2024	2023
U.S statutory federal income tax expense	$19	$(21)
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	1	(3)
Valuation allowance, net	(4)	52
Foreign tax impacts	7	8
Noncontrolling interest	4	5
Sale of AMECO South America	—	(10)
Reserve for uncertain tax positions	17	—
Other adjustments	7	(1)
Total income tax expense	$51	$30
6. Partnerships and Joint Ventures
Many of our partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Investments in a loss position of $274 million and $307 million were included in other accrued liabilities as of March 31, 2024 and December 31, 2023, respectively, and consisted primarily of provision for anticipated losses on two legacy infrastructure projects. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts receivable, net” was $186 million and $174 million as of March 31, 2024 and December 31, 2023, respectively.
Variable Interest Entities

The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $103 million and $91 million as of March 31, 2024 and December 31, 2023, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse to us. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of March 31, 2024 for the unconsolidated VIEs were $57 million.
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
7. Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $15 billion as of March 31, 2024. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of March 31, 2024 and December 31, 2023.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
8. Contingencies and Commitments

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
The following disclosures for commitments and contingencies have been updated since the matter was presented in the 2023 10-K.
Fluor Australia Ltd., our wholly-owned subsidiary (“Fluor Australia”), completed a cost reimbursable engineering, procurement and construction management services project for Santos Ltd. (“Santos”) involving a large network of natural gas gathering and processing facilities in Queensland, Australia. On December 13, 2016, Santos filed an action in Queensland Supreme Court (the “Court”) against Fluor Australia, asserting various causes of action and seeking damages and/or a refund of contract proceeds paid of AUD $1.47 billion. Santos has joined Fluor to the matter on the basis of a parent company guarantee issued for the project. In March 2023, a panel of 3 referees appointed by the Court (the "Panel”) issued a draft, non-binding report setting forth recommendations to the Court regarding liability and damages in the lawsuit. After consideration of further submissions by the parties, the Panel finalized its report on July 14, 2023. The Panel’s report has no legal effect unless it is adopted by the Court through an adoption hearing, and the Court can accept or reject, in whole or in part, the Panel’s recommendations. In the final report, the Panel recommended judgment for Fluor on one of Santos’s damages claims that Santos contends has an approximate value of AUD $700 million, and recommended judgment for Santos on other claims that the Panel valued at approximately AUD $790 million excluding interest and costs. While the project contract contains a liability cap of approximately AUD $236 million, the Panel found that the liability cap did not apply to Santos’s claims. Fluor has made an application to have the Court set aside the reference to the Panel and the Panel’s recommendations on several procedural and substantive grounds, including in relation to apparent bias of the referees, a failure to comply with the order which established the reference to the Panel and a lack of procedural fairness. In July 2023, the Court held oral argument on that application and reserved its decision. Pursuant to an application by Santos to adopt the Panel’s report, the Court then held an adoption hearing in February and March 2024 at which Fluor contended that the Court should not adopt the Panel’s recommendation based on numerous grounds, including the Panel’s failure to apply the project’s liability cap. The Court also reserved its decision at the close of the adoption hearing. We await the Court’s decisions on Fluor’s application to set aside the reference and Santos’s application to adopt the Panel’s report.
There have been no substantive changes to the disclosures for the following commitments and contingencies since the matter was presented in the 2023 10-K.
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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
9. Contract Assets and Liabilities

The following summarizes information about our contract assets and liabilities:

(in millions)	March 31, 2024	December 31, 2023
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$869	$854
Contract work in progress - lump-sum contracts	133	137
Contract assets	$1,002	$991

	3ME March 31,
(in millions)	2024	2023
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$278	$313
We periodically evaluate our project forecasts and the amounts recognized with respect to our claims and unapproved change orders. We include estimated amounts for claims and unapproved change orders in project revenue to the extent it is probable we will realize those amounts. As of March 31, 2024 and December 31, 2023, we had recorded $475 million and $531 million, respectively, of revenue associated with claims and unapproved change orders for costs incurred to date. Additional costs, which will increase this balance over time, are expected to be incurred in future periods. We had up to $23 million and $24 million of back charges that may be disputed as of March 31, 2024 and December 31, 2023, respectively.
10. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	March 31, 2024
Within 1 year	$15,330
1 to 2 years	9,591
Thereafter	6,405
Total RUPO	$31,326
11. Debt and Letters of Credit

Debt consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Borrowings under credit facility	$—	$—

Senior Notes
2028 Notes (4.250% Senior Notes)	590	600
Unamortized discount and deferred financing costs	(3)	(3)
2029 Notes (1.125% Convertible Senior Notes)	575	575
Unamortized deferred financing costs	(13)	(14)
Total debt	$1,149	$1,158

Credit Facility

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

As of March 31, 2024, letters of credit totaling $450 million were outstanding under our $1.8 billion credit facility, which matures in February 2026. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of March 31, 2024, we had not made any borrowings under our credit facility line and maintained a borrowing capacity of $776 million.
Uncommitted Lines of Credit
As of March 31, 2024, letters of credit totaling $916 million were outstanding under uncommitted lines of credit.
Redemption of 2028 Notes
During the 2024 Quarter, we redeemed $10 million of aggregate outstanding 2028 Notes, with an immaterial earnings impact.
12. Convertible Preferred Stock

In September 2023, we exercised our mandatory conversion rights on our CPS in which all of the outstanding shares of CPS converted to 44.9585 shares of our common stock, plus a cash payment of $45.23 per CPS for a make-whole premium. The total make-whole premium amounted to $27 million. Upon conversion, all dividends on the CPS ceased.
13. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2024				December 31, 2023
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Trading securities(1)	$13	$13	$—	$—	$12	$12	$—	$—
Derivative assets(2)
Foreign currency	5	—	5	—	6	—	6	—
Commodity	1	—	1	—	1	—	1	—

Liabilities:
NuScale warrants(3)	$6	$3	$3	$—	$12	$6	$6	$—
Derivative liabilities(2)
Foreign currency	3	—	3	—	3	—	3	—
Commodity	—	—	—	—	1	—	1	—
_________________________________________________________
(1)    Consists of registered money market funds and an equity index fund held in deferred compensation trusts. These investments represent the net asset value at the close of business of the period based on the last trade or official close of an active market or exchange.
(2)    Foreign currency and commodity derivatives are estimated using pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
(3) The NuScale warrant liabilities are comprised of public and private placement warrants redeemable by NuScale under certain conditions, both measured using the price of the public warrants. The private placement warrants are not publicly traded and have been classified as Level 2 measurements while the public warrants are classified as Level 1.
We have measured certain other impaired assets at fair value on a nonrecurring basis. The following summarizes information about financial instruments that are not required to be measured at fair value:

		March 31, 2024		December 31, 2023
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,396	$1,396	$1,357	$1,357
Cash equivalents(2)	Level 2	939	939	1,162	1,162
Marketable securities, current(2)	Level 2	74	74	69	69
Notes receivable, including noncurrent portion	Level 3	9	9	9	9
Liabilities:
2028 Senior Notes(3)	Level 2	$587	$552	$597	$573
2029 Senior Notes(3)	Level 2	562	648	561	626
_________________________________________________________
(1)    Cash consists of bank deposits. Carrying amounts approximate fair value.
(2)    Cash equivalents and marketable securities, current primarily consists of time deposits. Carrying amounts approximate fair value because of the short-term maturity of these instruments. Amortized cost is not materially different from the fair value.
(3)     The fair value of the Senior Notes was estimated based on quoted market prices and Level 2 inputs.
14. Stock-Based Compensation
Equity Awards
Our executive and director stock-based compensation plans are described more fully in the 2023 10-K. In the 2024 and 2023 Quarters, RSUs totaling 390,442 and 383,974, respectively, were granted to executives at a weighted-average grant date fair value of $37.05 and $35.76 per share, respectively, and generally vest over three years.
Stock options for the purchase of 178,644 and 178,434 shares at a weighted-average exercise price of $37.02 and $35.76 per share were awarded to executives during the 2024 and 2023 Quarters, respectively. The options granted in 2024 and 2023 generally vest over 3 years and expire 10 years after the grant date.
Performance-based award units totaling 272,844 and 274,755 were awarded to Section 16 officers during the 2024 and 2023 Quarters, respectively. These awards generally cliff vest after 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based elements of such awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter.
For awards granted under the 2024 performance plan, 80% of the award is earned based on achievement of earnings before taxes targets over three 1-year periods and 20% of the award is earned based on our 3-year cumulative TSR relative to companies in the S&P 500 on the date of the award. The performance component of these awards is deemed granted when targets are set while the TSR component of these awards is deemed granted upon issuance. During 2024 Quarter, the following units were granted based upon the establishment of performance targets:

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

	Performance-based Award Units Granted in 2024	Weighted Average Grant Date Fair Value Per Share
2024 Performance Award Plan	127,332	$41.46
2023 Performance Award Plan	73,271	$42.09
2022 Performance Award Plan	113,856	$42.09
For awards granted under the 2024, 2023 and 2022 performance award plans, the number of units are adjusted at the end of each performance period based on attainment of certain performance targets and on market conditions, pursuant to the terms of the award agreements. As of March 31, 2024, there were 218,783 shares associated with performance awards that had been awarded to employees, but which are not deemed granted due to the underlying performance targets having not yet been established.
Liability Awards
SGI awards granted to executives vest and become payable at a rate of 1/3 of the total award each year. Performance-based awards awarded to non-Section 16 officer executives will be settled in cash.

	Location in Statement of Operations	3ME March 31,
(in millions)		2024	2023
SGI awards	G&A	$5	$7
Performance-based awards for non-Section 16 officers	G&A	8	7

Liabilities (in millions)	Location on Balance Sheet	March 31, 2024	December 31, 2023
SGI awards	Accrued salaries, wages and benefits and other noncurrent liabilities	$36	$58
Performance-based awards for non-Section 16 officers	Accrued salaries, wages and benefits and other noncurrent liabilities	26	29

FLUOR CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements and our 2023 10-K. Except as the context otherwise requires, the terms Fluor or the Registrant, as used herein, are references to Fluor and references to the company, we, us, or our, as used herein, shall include Fluor, its consolidated subsidiaries and joint ventures.
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
•The impact of new or changing legal requirements, as well as past and future environmental, health and safety regulations including climate change regulations; and
•The risks associated with our strategic initiatives, including dispositions.
Any forward-looking statements that we may make are based on our current expectations and beliefs concerning future developments and their potential effects on us. There is no assurance that future developments affecting us will be those presently anticipated by us.
Additional information concerning these and other factors can be found in our press releases and periodic filings with the SEC, including the 2023 10-K. These filings are available publicly on the SEC’s website at http://www.sec.gov, on our website at http://investor.fluor.com or upon request from our Investor Relations Department at (469) 398-7222. We cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating Fluor and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
Results of Operations
In March 2024, we completed the sale of Stork's operations in continental Europe for $67 million, including a second payment of $38 million that was received in April 2024. During the 2024 Quarter, we recognized a gain on sale of $11 million including de-recognition of Stork's net assets and cumulative foreign currency translation.
During April 2024, we also entered into a definitive sale agreement for Stork's U.K. operations, which could close as early as the second quarter of 2024. The financial statement effects for this proposed U.K. sale did not meet the requirements for held-for-sale reporting as of March 31, 2024. The transaction, as agreed to, is not expected to have a material earnings impact when recognized.
In March 2023, we sold our AMECO South America business, which included operations in Chile and Peru. This transaction marked the completion of the AMECO divestiture. Upon the sale of AMECO South America in the 2023 Quarter, we recognized a $60 million negative earnings impact, including $35 million associated with foreign currency translation.
In August and September 2023, we completed the issuance of the 2029 Notes and the conversion of all our CPS. In December 2023, we extinguished the remaining outstanding 2024 Notes.

	3ME March 31,
(in millions)	2024		2023
Revenue
Energy Solutions	$1,432		$1,612
Urban Solutions	1,479		1,208
Mission Solutions	601		649
Other	222		283
Total revenue	$3,734		$3,752

Segment profit (loss) $ and margin %
Energy Solutions	$68	4.7%	$88	5.5%
Urban Solutions	50	3.4%	(20)	(1.7)%
Mission Solutions	22	3.7%	7	1.1%
Other	(22)	NM	(90)	NM
Total segment profit (loss) $ and margin %(1)	$118	3.2%	$(15)	(0.4)%

G&A	(59)		(62)
Foreign currency gain (loss)	12		(41)
Interest income (expense), net	39		41
Earnings (loss) attributable to NCI	(19)		(23)
Earnings (loss) before taxes	91		(100)
Income tax expense	(51)		(30)
Net earnings (loss)	$40		$(130)
Less: Net earnings (loss) attributable to NCI	(19)		(23)
Net earnings (loss) attributable to Fluor	$59		$(107)

New awards
Energy Solutions	$716		$712
Urban Solutions	4,873		1,775
Mission Solutions	1,145		331
Other	284		416
Total new awards	$7,018		$3,234

New awards related to projects located outside of the U.S.	27%		53%

(in millions)	March 31, 2024	December 31, 2023
Backlog (2)(3)
Energy Solutions	$9,259	$9,722
Urban Solutions	18,603	14,848
Mission Solutions	4,389	3,945
Other	488	926
Total backlog	$32,739	$29,441

Backlog related to projects located outside of the U.S.	56%	62%
Backlog related to reimbursable projects	80%	76%
(1)Total segment profit is a non-GAAP financial measure. We believe that total segment profit provides a meaningful perspective on our results as it is the aggregation of individual segment profit measures that we use to evaluate and manage our performance.
(2)Backlog as of March 31, 2024 increased from backlog as of December 31, 2023 primarily due to an award for a large life sciences project. Backlog may include significant estimated amounts of third-party, subcontracted, CFM and pass-through costs. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur.
(3)Includes backlog of $1.2 billion and $1.3 billion for legacy projects in a loss position as of March 31, 2024 and December 31, 2023, respectively.
While we experienced reductions in demand for certain services and the delay or abandonment of ongoing or anticipated projects during the COVID pandemic, our ability to win work was not materially impacted by COVID during the 2024 Quarter. Although many of our projects are in a state we consider normal, we continue to deal with the effects of COVID on our operating results as our estimates are inclusive of COVID effects and client recoveries.
During the 2024 Quarter, segment profit significantly improved. Segment profit in the 2023 Quarter included a $59 million charge for cost growth on the LAX Automated People Mover project as well as a $60 million negative earnings impact upon the sale of our AMECO South America business.
The effective tax rate on earnings for the 2024 Quarter was 55.6% compared to (30.1)% for the 2023 Quarter. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME March 31,
(In millions)	2024	2023
U.S statutory federal income tax expense	$19	$(21)
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	1	(3)
Valuation allowance, net	(4)	52
Foreign tax impacts	7	8
Noncontrolling interest	4	5
Sale of AMECO South America	—	(10)
Reserve for uncertain tax positions	17	—
Other adjustments	7	(1)
Total income tax expense	$51	$30
During the 2024 Quarter, we established a $17 million reserve for an uncertain tax position. We received an adverse court ruling and have reassessed our tax position. We have filed an appeal and intend to begin settlement negotiations, requesting penalty relief. The reserve established excludes $9 million of assessed penalties.
Beginning in January 2024, many non-US tax jurisdictions have enacted or in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion Model Rules, also known as Pillar Two. Pillar Two establishes a global minimum tax of 15% on large multinational corporations. We considered the applicable tax law changes in the countries in which we operate and have determined that there is no material impact to our tax provision for the 2024 Quarter. We will continue to evaluate the impact of these tax law changes on future periods.

Segment Operations
Energy Solutions
Revenue decreased in the 2024 Quarter primarily due to a decline in execution activity for several projects nearing completion partially offset by the ramp up of execution activities on chemicals projects in China and Canada and a batteries project in Poland.
Segment profit in the 2024 Quarter was adversely impacted by $29 million in cost growth for delays, craft labor and material escalation on a construction only subcontract executed by our joint venture entity in Mexico. The joint venture is working with the client to establish a commercial resolution to project impacts. Segment profit in the 2024 Quarter was also impacted by projects nearing completion partially offset by scope increase and ramp up of execution activities on a refinery project in Mexico. Segment profit in the 2024 Quarter included a gain of $7 million on embedded foreign currency derivatives compared to a loss of $39 million in the 2023 Quarter. The decline in segment profit margin in the 2024 Quarter reflects these same factors.
New awards in the 2024 Quarter remained flat compared to the 2023 Quarter. Backlog declined slightly during the 2024 Quarter due to the execution pace exceeding new award activity.
Urban Solutions
Revenue in the 2024 Quarter increased primarily due to the ramp up of execution activities on several recently awarded projects including two life sciences projects, a green steel project and two semiconductor projects. The revenue increases in the 2024 Quarter were partially offset by declines in the volume of execution activity for projects nearing completion including a large mining project and a life sciences project as well as the realignment of a large metals project.
Segment profit in the 2024 Quarter significantly improved due to the ramp up of execution activities on the new projects discussed above and segment profit in the 2023 Quarter included a $59 million charge for rework associated with subcontractor design errors, related schedule impacts and system integration testing timelines on the LAX Automated People Mover project. The increase in segment profit margin in the 2024 Quarter reflects these same factors.
New awards significantly increased in the 2024 Quarter due to awards for a large life sciences project and a mining project. Backlog increased during 2024 due to the new award activity. Our staffing business does not report new awards or backlog.
Mission Solutions
Revenue decreased in the 2024 Quarter due to lower contributions from 2 DOE contracts and the cancellation of a power project in 2023 partially offset by increased execution activities on FEMA hurricane support and a DOE contract.
Segment profit improved in the 2024 Quarter compared to the 2023 Quarter that included a $21 million charge for cost growth associated with additional schedule delays on a weapons facility project. The increase in segment profit margin in the 2024 Quarter was also driven by this same factor.
New awards increased during the 2024 Quarter and included task order contract awards under the Air Force Contract Augmentation Program V. Backlog included $2.8 billion and $2.7 billion of unfunded government contracts as of March 31, 2024 and December 31, 2023, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods.
Other
Other includes the operations of NuScale and the remaining Stork and AMECO businesses prior to their sale.

	3ME March 31,
(in millions)	2024	2023
NuScale (1)	$(33)	$(29)
Stork	11	1
AMECO	—	(62)
Segment profit (loss)	$(22)	$(90)

(1) NuScale expenses included in the determination of segment profit were as follows:
NuScale expenses	$(65)	$(58)
Less: DOE Reimbursable expenses	6	8
NuScale expenses, net	(59)	(50)
Less: Attributable to NCI	26	21
NuScale profit (loss)	$(33)	$(29)
Segment profit in 2024 includes an $11 million gain on the sale of Stork's operations in continental Europe. During April 2024, we also entered into a definitive sale agreement for Stork's U.K. operations, which could close as early as the second quarter of 2024.
Segment profit in 2023 includes the $60 million negative earnings impact upon the sale of our AMECO South America business, including $35 million for foreign currency translation.
G&A

	3ME March 31,
(in millions)	2024	2023
G&A
Compensation	$43	$44
SEC investigation	—	5
Facilities	2	2
Exit costs	5	2
Other	9	9
G&A	$59	$62
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2023 10-K.
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
In January 2023, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million using cash on hand. During the fourth quarter of 2023, we extinguished the remaining outstanding $266 million principal amount of our 2024 Notes by transferring interest-bearing government securities to the trustee of those Notes.
As of March 31, 2024, letters of credit totaling $450 million were outstanding under our $1.8 billion credit facility, which matures in February 2026. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. Borrowings under the facility, which may be denominated in USD, EUR, GBP or CAD, bear interest at a base rate, plus an applicable borrowing margin. As of March 31, 2024 and through the issuance of this 10-Q, we had not made any borrowings under our credit facility. We have a sublimit of up to $1.0 billion in aggregate cash advances and financial letters of credit available to us under our credit facility with a current borrowing capacity of $776 million.
Cash and cash equivalents combined with marketable securities were $2.4 billion and $2.6 billion as of March 31, 2024 and December 31, 2023, respectively. Cash balances as of March 31, 2024 and December 31, 2023 include cash and cash equivalents and marketable securities held by NuScale of $120 million and $118 million, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.1 billion as of both March 31, 2024 and December 31, 2023. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $462 million and $491 million as of March 31, 2024 and December 31, 2023, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $44 million and $80 million as of March 31, 2024 and December 31, 2023, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of March 31, 2024 and December 31, 2023, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.

Cash Flows

	3ME March 31,
(in millions)	2024	2023
OPERATING CASH FLOW	$(111)	$(161)

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	(5)	11
Capital expenditures	(34)	(20)
Proceeds from sale of assets (including AMECO-South America in 2023)	30	22
Investments in partnerships and joint ventures	(13)	(2)
Other	—	2
Investing cash flow	(22)	13

FINANCING CASH FLOW
Purchases and retirement of debt	(10)	(137)
Dividends paid on CPS	—	(10)
Other	(16)	(14)
Financing cash flow	(26)	(161)

Effect of exchange rate changes on cash	(25)	7
Increase (decrease) in cash and cash equivalents	(184)	(302)
Cash and cash equivalents at beginning of period	2,519	2,439
Cash and cash equivalents at end of period	$2,335	$2,137

Cash paid during the period for:
Interest	$20	$19
Income taxes (net of refunds)	46	24
Operating Activities
Cash flows from operating activities result primarily from our EPC activities and are affected by our earnings level and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project and the payments terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our lump-sum projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of March 31, 2024, our backlog included $1.2 billion for loss projects, including approximately $300 million of estimated unfunded losses associated therewith. The comparable amounts in December 31, 2023 were $1.3 billion of backlog and $344 million of unfunded losses.

Our operating cash flow is typically lower in the first quarter of each year due to the timing of payout of employee incentive awards from the prior year. Our operating cash flow for the 2024 and 2023 Quarters was also negatively impacted by increases in working capital on several large projects. During the 2024 Quarter, we funded an estimated $55 million on loss projects.
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

Capital expenditures in 2024 primarily related to improvements to our new office lease in Houston as well as construction equipment on infrastructure projects compared to expenditures for construction equipment and investments in IT in 2023.
Proceeds from sales of assets during the 2024 Quarter included $29 million for the sale of our Stork's European business. We received additional proceeds from the sale of $38 million in April 2024. Proceeds from sales of assets during the 2023 Quarter included $17 million for the sale of our AMECO South America business, which included operations in Chile and Peru.
Investments in unconsolidated partnerships and joint ventures in the 2024 Quarter included capital contributions to an infrastructure joint venture.
Financing Activities
During the 2024 Quarter, we redeemed $10 million of aggregate outstanding 2028 Notes, with an immaterial earnings impact. During the 2023 Quarter, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million with no earnings impact.
In September 2023, we exercised our mandatory conversion rights on our CPS in which all of the outstanding shares of CPS converted to 44.9585 shares of our common stock, plus a cash payment of $45.23 per CPS for a make-whole premium. 2023 Quarter CPS dividends of $10 million were paid in February 2023. Upon conversion, all dividends on the CPS ceased.
Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in the 2024 Quarter related to a Mission Solutions joint venture. Capital contributions by NCI during the 2024 and 2023 Quarters related to investments by NuScale's NCI holders.
We have a common stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. As of March 31, 2024, over 10 million shares could still be purchased under the existing stock repurchase program.
Letters of Credit

As of March 31, 2024, letters of credit totaling $450 million were outstanding under committed lines of credit. As of March 31, 2024, letters of credit totaling $916 million were outstanding under uncommitted lines of credit including letters of credit totaling $345 million for two lump-sum projects in Kuwait that are substantially complete except for the resolution of unapproved change orders and extension of time claims. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees

The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $15 billion as of March 31, 2024.
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk during the 2024 Quarter. Accordingly, our disclosures provided in the 2023 10-K remain relevant.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	3ME March 31,
(in millions)	2024	2023
Backlog, January 1	$29,441	$26,049
New awards	7,018	3,234
Adjustments and cancellations, net	(20)	52
Work performed	(3,700)	(3,712)
Backlog, March 31	$32,739	$25,623

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
Additional information on matters in dispute may be found in Part I, Item 1 of this Q1 2024 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2023 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended March 31, 2024 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
January 1 — January 31, 2024	—	$—	—	10,513,093
February 1 — February 29, 2024	—	—	—	10,513,093
March 1 — March 31, 2024	—	—	—	10,513,093
Total	—	$—	—
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
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information
During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 8, 2012).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on November 4, 2022).
10.1	Form of Option Agreement (2024 grant) under the Fluor Corporation 2020 Performance Incentive Plan.*
10.2	Form of Restricted Stock Unit Agreement (2024 grant) under the Fluor Corporation 2020 Performance Incentive Plan.*
10.3	Form of Performance Award (2024 grant) under the Fluor Corporation 2020 Performance Incentive Plan.*
10.4	Form of Stock Growth Incentive Agreement under the Fluor Corporation 2020 Performance Incentive Plan.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q1 2024 10-Q for the three months ended March 31, 2024, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 2, 2024	By:	/s/ Joseph L. Brennan
Joseph L. Brennan
Chief Financial Officer

Date:	May 2, 2024	By:	/s/ John C. Regan
John C. Regan
Chief Accounting Officer