Form 10-Q
period 2024-06-30
FLUOR CORP
filed 2024-08-02
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2024, 171,288,056 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2023 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
2023 Period	Six months ended June 30, 2023
2023 Quarter	Three months ended June 30, 2023
2024 Period	Six months ended June 30, 2024
2024 Quarter	Three months ended June 30, 2024
3ME	Three months ended
6ME	Six months ended
AMECO	American Equipment Company, Inc.
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFM	Customer-furnished materials
COVID	Coronavirus pandemic
CPS	Convertible preferred stock
CTA	Currency translation adjustment
DB plan	Defined benefit pension plan
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
EPC	Engineering, procurement and construction
EPS	Earnings (loss) per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
Fluor	Fluor Corporation
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
IT	Information technology
LNG	Liquefied natural gas
NCI	Noncontrolling interests
NM	Not meaningful
NuScale	NuScale Power Corporation
OCI	Other comprehensive income (loss)
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
SGI	Stock growth incentive awards
Stork	Stork Holding B.V. and subsidiaries
TSR	Total shareholder return
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	3ME June 30,		6ME June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Revenue	$4,227	$3,939	$7,961	$7,692
Cost of revenue	(4,049)	(3,741)	(7,683)	(7,532)
Gross profit	178	198	278	160
G&A	(50)	(60)	(110)	(121)
Foreign currency gain (loss)	48	(44)	60	(86)
Operating profit (loss)	176	94	228	(47)
Interest expense	(11)	(16)	(23)	(32)
Interest income	49	53	100	110
Earnings before taxes	214	131	305	31
Income tax expense	(61)	(63)	(111)	(93)
Net earnings (loss)	153	68	194	(62)
Less: Net earnings (loss) attributable to NCI	(16)	7	(34)	(16)
Net earnings (loss) attributable to Fluor	$169	$61	$228	$(46)
Less: Dividends on CPS	—	10	—	20
Net earnings (loss) available to Fluor common stockholders	$169	$51	$228	$(66)

Basic EPS available to Fluor common stockholders	$0.99	$0.36	$1.33	$(0.46)
Diluted EPS available to Fluor common stockholders	0.97	0.35	1.32	(0.46)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	3ME June 30,		6ME June 30,
(in millions)	2024	2023	2024	2023
Net earnings (loss)	$153	$68	$194	$(62)

OCI, net of tax:
Foreign currency translation adjustment	(5)	19	(49)	65
Ownership share of equity method investees’ OCI	(3)	(3)	(4)	(4)
Other	—	1	(5)	2
Total OCI, net of tax	(8)	17	(58)	63
Comprehensive income	145	85	136	1
Less: Comprehensive income (loss) attributable to NCI	(15)	7	(33)	(16)
Comprehensive income attributable to Fluor	$160	$78	$169	$17
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in millions, except share and per share amounts)	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents ($526 and $491 related to VIEs)	$2,629	$2,519
Marketable securities	79	69
Accounts receivable, net ($129 and $135 related to VIEs)	1,021	1,137
Contract assets ($194 and $171 related to VIEs)	976	991
Other current assets ($47 and $50 related to VIEs)	312	347
Total current assets	5,017	5,063
Noncurrent assets
Property, plant and equipment, net ($49 and $41 related to VIEs)	467	458
Investments	614	614
Deferred taxes	31	51
Deferred compensation trusts	214	241
Goodwill	206	206
Other assets ($81 and $127 related to VIEs)	262	340
Total noncurrent assets	1,794	1,910
Total assets	$6,811	$6,973
LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($296 and $285 related to VIEs)	$1,112	$1,214
Contract liabilities ($331 and $276 related to VIEs)	696	639
Accrued salaries, wages and benefits ($23 and $25 related to VIEs)	573	653
Other accrued liabilities ($73 and $73 related to VIEs)	456	657
Total current liabilities	2,837	3,163
Long-term debt	1,136	1,158
Deferred taxes	99	70
Other noncurrent liabilities ($21 and $20 related to VIEs)	496	530

Commitments and contingencies

Equity
Shareholders’ equity
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 171,281,080 and 170,405,512 shares in 2024 and 2023, respectively	2	2
APIC	1,262	1,228
AOCI	(329)	(269)
Retained earnings	1,207	979
Total shareholders’ equity	2,142	1,940
NCI	101	112
Total equity	2,243	2,052
Total liabilities and equity	$6,811	$6,973
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	6ME June 30,
(in millions)	2024	2023
OPERATING CASH FLOW
Net earnings (loss)	$194	$(62)
Adjustments to reconcile net earnings to operating cash flow:
Depreciation and amortization	34	37
Earnings from equity method investments, net of distributions	(2)	(9)
(Gain) loss on sales of assets	(14)	58
Stock-based compensation	20	24
Deferred taxes	22	10
Changes in assets and liabilities	(86)	(162)
Other	3	5
Operating cash flow	171	(99)

INVESTING CASH FLOW
Purchases of marketable securities	(78)	(90)
Proceeds from sales and maturities of marketable securities	69	217
Capital expenditures	(82)	(42)
Proceeds from sales of assets	74	23
Investments in partnerships and joint ventures	(21)	(10)
Other	—	5
Investing cash flow	(38)	103

FINANCING CASH FLOW
Purchase and retirement of debt	(24)	(137)
Dividends paid on CPS	—	(20)
Distributions paid to NCI	(6)	(27)
Capital contributions by NCI	—	2
Proceeds from NuScale share issuance (net of issuance fees)	45	—
Taxes paid on vested restricted stock	(6)	(10)
Other	(3)	(5)
Financing cash flow	6	(197)

Effect of exchange rate changes on cash	(29)	16
Increase (decrease) in cash and cash equivalents	110	(177)
Cash and cash equivalents at beginning of period	2,519	2,439
Cash and cash equivalents at end of period	$2,629	$2,262

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$22	$31
Cash paid for income taxes (net of refunds)	31	70
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
UNAUDITED

(in millions, except per share amounts)	Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER, 2023	170	$2	$1,228	$(269)	$979	$1,940	$112	$2,052
Net earnings (loss)	—	—	—	—	59	59	(19)	40
OCI	—	—	—	(50)	—	(50)	—	(50)
Distributions to NCI, net of contributions	—	—	3	—	—	3	(2)	1
Other NCI transactions	—	—	—	—	—	—	2	2
Stock-based plan activity	1	—	(1)	—	—	(1)	—	(1)
BALANCE AS OF MARCH 31, 2024	171	2	1,230	(319)	1,038	1,951	93	2,044
Net earnings (loss)	—	—	—	—	169	169	(16)	153
OCI	—	—	—	(10)	—	(10)	2	(8)
Distributions to NCI, net of contributions	—	—	—	—	—	—	22	22
Other NCI transactions	—	—	23	—	—	23	—	23
Stock-based plan activity	—	—	9	—	—	9	—	9
BALANCE AS OF JUNE 30, 2024	171	$2	$1,262	$(329)	$1,207	$2,142	$101	$2,243

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	1	$—	142	$1	$1,254	$(365)	$896	$1,786	$210	$1,996
Net earnings (loss)	—	—	—	—	—	—	(107)	(107)	(23)	(130)
OCI	—	—	—	—	—	46	—	46	—	46
Dividends on CPS $16.25 per share)	—	—	—	—	—	—	(9)	—	—	—
Capital contributions by NCI	—	—	—	—	—	—	—	—	1	1
Other NCI transactions	—	—	—	—	2	—	—	2	—	2
Stock-based plan activity	—	—	1	—	1	—	—	(8)	—	(8)
BALANCE AS OF MARCH 31, 2023	1	$—	143	$1	$1,257	$(319)	$780	$1,719	$188	$1,907
Net earnings	—	—	—	—	—	—	61	61	7	68
OCI	—	—	—	—	—	17	—	17	—	17
Dividends on CPS ($16.25 per share)	—	—	—	—	—	—	(10)	(10)	—	(10)
Distributions to NCI, net of capital contributions	—	—	—	—	—	—	—	—	(26)	(26)
Other NCI transactions	—	—	—	—	2	—	—	2	4	6
Stock-based plan activity	—	—	—	—	8	—	—	8	—	8
BALANCE AS OF JUNE 30, 2023	1	—	143	$1	$1,267	$(302)	$831	$1,797	$173	$1,970

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

The financial statements included herein are unaudited. We believe they contain all adjustments of a normal recurring nature which are necessary to present fairly our financial position and our operating results as of and for the periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in tables may not total or agree back to the financial statements due to immaterial rounding differences. Management has evaluated all material events occurring subsequent to June 30, 2024 through the filing date of this Q2 2024 10-Q.
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
2. Recent Accounting Pronouncements
We did not implement any new accounting pronouncements during the 2024 Quarter. However, we are evaluating the impact of the future disclosures that may arise under recent SEC and other promulgators' recently finalized rules and outstanding proposals, some of which may require new disclosures beginning with our next 10-K filing.
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
During 2023, the FASB issued ASU 2023-07, which requires us to disclose significant segment expenses and other segment items. ASU 2023-07 will be applied retrospectively and is first effective for our annual reporting for 2024 and for quarterly reporting beginning in 2025. We are currently evaluating the impact this ASU will have on our financial statements, but do not expect it to have any impact to our consolidated results.
During 2023, the FASB issued ASU 2023-09, which requires us to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes and to provide more details in our rate reconciliation about items that meet a quantitative threshold. ASU 2023-09 is first effective for our annual reporting for 2025. We are currently evaluating the impact this ASU will have on our financial statements, but do not expect it to have any impact to our consolidated results.
At its June 2024 meeting, the FASB discussed feedback received from stakeholders on proposed targeted improvements to the guidance on internal use software, which requires entities to use judgment in evaluating when to recognize software costs. An ASU is expected to be issued in late 2024.
At its June 2024 meeting, the FASB completed redeliberations on the proposed ASU on the disaggregation of income statement expenses or "DISE." This proposed ASU requires entities to provide footnote disclosures that offer additional insights into the figures reported on certain income statement expense line items. The face of the income statement would not change. An ASU is expected to be issued in late 2024 and is expected to be effective for our annual reporting for 2027 and for quarterly reporting beginning in 2028.

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

	3ME June 30,		6ME June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net earnings (loss) attributable to Fluor	$169	$61	$228	$(46)
Less: Dividends on CPS	—	10	—	20
Net earnings (loss) available to Fluor common stockholders	169	51	228	(66)

Weighted average common shares outstanding	171	143	171	143
Diluted effect:
CPS	—	27	—	—
Stock options, RSUs and performance-based award units	3	2	2	—
Convertible debt (1)	—	—	—	—
Weighted average diluted shares outstanding	174	172	173	143

Basic EPS available to Fluor common stockholders	$0.99	$0.36	$1.33	$(0.46)
Diluted EPS available to Fluor common stockholders	$0.97	$0.35	$1.32	$(0.46)

Anti-dilutive securities not included in shares outstanding:
CPS	—	—	—	27
Stock options, RSUs and performance-based award units	2	3	2	5
Stock delivered under capped call options (2)	—	—	—	—
(1) Holders of our 2029 Notes may convert their notes at a conversion price of $45.37 per share when the stock price exceeds $58.98 for 20 of the last 30 days preceding quarter end. Upon conversion, we will repay the principal amount of the notes in cash and may elect to convey the conversion premium in cash, shares of our common stock or a combination of both. The conversion feature of our 2029 Notes will have a dilutive impact on EPS when the average market price of our common stock exceeds the conversion price of $45.37 per share for the quarter. During the 2024 Quarter, the weighted average price per share of our common stock was less than $45.37.
(2) Diluted shares outstanding does not include the impact of the capped call options we entered into concurrently with the issuance of the 2029 Notes, as the effect is always anti-dilutive. If shares are delivered to us under the capped calls, those shares will offset the dilutive effect of the shares that we would issue upon conversion of the 2029 Notes.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
4. Operating Information by Segment and Geographic Area

	3ME June 30,		6ME June 30,
(in millions)	2024	2023	2024	2023
Revenue
Energy Solutions	$1,595	$1,721	$3,028	$3,333
Urban Solutions	1,831	1,202	3,309	2,411
Mission Solutions	704	705	1,305	1,354
Other	97	311	319	594
Total revenue	$4,227	$3,939	$7,961	$7,692

Segment profit (loss)
Energy Solutions	$75	$89	$143	$178
Urban Solutions	105	76	155	55
Mission Solutions	41	40	63	47
Other	(27)	(14)	(49)	(104)
Total segment profit	$194	$191	$312	$176

G&A	(50)	(60)	(110)	(121)
Foreign currency gain (loss)	48	(44)	60	(86)
Interest income (expense), net	38	37	77	78
Earnings (loss) attributable to NCI	(16)	7	(34)	(16)
Earnings before taxes	$214	$131	$305	$31

Intercompany revenue for our professional staffing business, excluded from revenue above	$75	$74	$156	$143
Energy Solutions. Segment profit declined in the 2024 Quarter and 2024 Period primarily due to lower contributions from a large project in the late stages of execution. We recognized a positive forecast adjustment upon the negotiation of change orders on the same project in the 2023 Quarter and 2023 Period. Segment profit in the 2024 Quarter and 2024 Period was also impacted by a decline in the volume of execution activity for projects completed or nearing completion as well as cost growth on a construction only subcontract executed by our joint venture in Mexico resulting in a $39 million (or $0.16 per share) charge during the 2024 Period. The decline in segment profit during the 2024 Quarter and 2024 Period was partially offset by final negotiations and handover of a large upstream legacy project which was completed during the 2024 Quarter. We recorded $34 million (or $0.20 per share) for cost growth on the now-completed project during 2023 Quarter and 2023 Period. Segment profit in the 2024 Quarter and 2024 Period also included gains of $20 million and $27 million, respectively, on embedded foreign currency derivatives compared to losses of $8 million and $47 million, respectively, in the 2023 Quarter and 2023 Period.
Urban Solutions. Segment profit significantly improved in the 2024 Quarter and 2024 Period due to an increase in execution activities on advanced technology projects and a life sciences project. Segment profit in the 2024 Quarter and 2024 Period included the agreement to the terms of a change order on a legacy infrastructure project compared to a $59 million (or $0.34 per share) charge for rework associated with subcontractor design errors and related schedule impacts on the same project during the 2023 Period.
Mission Solutions. Segment profit was higher in the 2024 Period compared to the 2023 Period that included a $30 million (or $0.17 per share) charge for cost growth associated with schedule delays on a weapons facility project that is substantially complete.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
Other. Segment profit (loss) for NuScale, Stork and AMECO follows:

	3ME June 30,		6ME June 30,
(in millions)	2024	2023	2024	2023
NuScale(1)	$(28)	$(23)	$(61)	$(52)
Stork	1	9	12	10
AMECO	—	—	—	(62)
Segment profit (loss)	$(27)	$(14)	$(49)	$(104)
(1) As of June 30, 2024, we had an approximate 51% ownership in NuScale.
In March 2024, we completed the sale of Stork's operations in continental Europe for $67 million. During the 2024 Period, we recognized a gain on sale of $11 million including de-recognition of Stork's net assets and cumulative foreign currency translation.
During April 2024, we also entered into a definitive sale agreement for Stork's U.K. operations, which could close in late 2024, most significantly dependent upon regulatory approval. The financial statement effects for this proposed U.K. sale did not meet the requirements for discontinued operations and held-for-sale reporting as of June 30, 2024. The transaction, as agreed to, is not expected to have a material earnings impact when consummated.
In March 2023, we sold our AMECO South America business, which included operations in Chile and Peru. This transaction marked the completion of the AMECO divestiture. Upon the sale of AMECO South America in the 2023 Period, we recognized a $60 million negative earnings impact, including $35 million associated with foreign currency translation.
Total assets by segment are as follows:

(in millions)	June 30, 2024	December 31, 2023
Energy Solutions	$956	$1,053
Urban Solutions	1,336	1,211
Mission Solutions	585	577
Other	226	509
Corporate	3,708	3,623
Total assets	$6,811	$6,973
Revenue by project location follows:

	3ME June 30,		6ME June 30,
(in millions)	2024	2023	2024	2023
North America	$2,929	$2,762	$5,299	$5,413
Asia Pacific (includes Australia)	558	436	1,001	761
Europe	558	530	1,333	1,042
Central and South America	136	177	203	398
Middle East and Africa	46	34	125	78
Total revenue	$4,227	$3,939	$7,961	$7,692

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
5. Income Taxes

The effective tax rate on earnings was 28.5% for the 2024 Quarter and 36.4% for the 2024 Period compared to 48.1% for the 2023 Quarter and 300.0% for the 2023 Period. During the 2024 Quarter, we received a refund of $77 million, including interest, from the IRS attributable to the 2013 tax year that was originally recognized as a receivable in 2020 pursuant to the CARES Act. Tax refunds of $82 million remain unpaid but are anticipated to be received later in 2024. The underlying assets were included in other current assets as of December 31, 2023. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME June 30,		6ME June 30,
(In millions)	2024	2023	2024	2023
U.S statutory federal income tax expense	$45	$27	$64	$6
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	3	—	3	(2)
Valuation allowance, net	35	23	30	75
Foreign tax impacts	(6)	8	1	16
Noncontrolling interest	3	(1)	7	3
Sale of AMECO South America	—	—	—	(10)
Reserve for uncertain tax positions	(21)	—	(4)	—
Other adjustments	2	6	10	5
Total income tax expense	$61	$63	$111	$93
6. Partnerships and Joint Ventures
Many of our partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Investments in a loss position of $199 million and $307 million were included in other accrued liabilities as of June 30, 2024 and December 31, 2023, respectively, and consisted primarily of provision for anticipated losses on two legacy infrastructure projects. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts receivable, net” was $193 million and $174 million as of June 30, 2024 and December 31, 2023, respectively.
Variable Interest Entities

The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $156 million and $91 million as of June 30, 2024 and December 31, 2023, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse to us. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of June 30, 2024 for the unconsolidated VIEs were $57 million.
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
7. Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $14 billion as of June 30, 2024. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of June 30, 2024 and December 31, 2023.
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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
estimated at $227 million. We have answered the petition and asserted claims for, among other things, indemnity from subcontractors.
9. Contract Assets and Liabilities

The following summarizes information about our contract assets and liabilities:

(in millions)	June 30, 2024	December 31, 2023
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$872	$854
Contract work in progress - lump-sum contracts	104	137
Contract assets	$976	$991

	6ME June 30,
(in millions)	2024	2023
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$430	$471
We periodically evaluate our project forecasts and the amounts recognized with respect to our claims and unapproved change orders. We include estimated amounts for claims and unapproved change orders in project revenue to the extent it is probable we will realize those amounts. As of June 30, 2024 and December 31, 2023, we had recorded $685 million and $531 million, respectively, of revenue associated with claims and unapproved change orders for costs incurred to date. Additional costs, which will increase this balance over time, are expected to be incurred in future periods. We had up to $23 million and $24 million of back charges that may be disputed as of June 30, 2024 and December 31, 2023, respectively.
10. Remaining Unsatisfied Performance Obligations
We estimate that our RUPO will be satisfied over the following periods:

(in millions)	June 30, 2024
Within 1 year	$15,285
1 to 2 years	9,482
Thereafter	5,269
Total RUPO	$30,036

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
11. Debt and Letters of Credit

Debt consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Borrowings under credit facility	$—	$—

Senior Notes
2028 Notes (4.250% Senior Notes)	576	600
Unamortized discount and deferred financing costs	(2)	(3)
2029 Notes (1.125% Convertible Senior Notes)	575	575
Unamortized deferred financing costs	(13)	(14)
Total debt	$1,136	$1,158

Credit Facility

As of June 30, 2024, letters of credit totaling $429 million were outstanding under our $1.8 billion credit facility, which matures in February 2026. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR or GBP, bear interest at a base rate, plus an applicable borrowing margin. As of June 30, 2024, we had not made any borrowings under our credit facility line and maintained a borrowing capacity of $831 million.
Uncommitted Lines of Credit
As of June 30, 2024, letters of credit totaling $927 million were outstanding under uncommitted lines of credit.
Redemption of 2028 Notes
During the 2024 Period, we redeemed $24 million of aggregate outstanding 2028 Notes, with an immaterial earnings impact.
12. Convertible Preferred Stock

In September 2023, we exercised our mandatory conversion rights on our CPS in which all of the outstanding shares of CPS converted to 44.9585 shares of our common stock, plus a cash payment of $45.23 per CPS for a make-whole premium. The total make-whole premium amounted to $27 million. Upon conversion, all dividends on the CPS ceased.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
13. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2024				December 31, 2023
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Trading securities(1)	$14	$14	$—	$—	$12	$12	$—	$—
Derivative assets(2)
Foreign currency	1	—	1	—	6	—	6	—
Commodity	—	—	—	—	1	—	1	—

Liabilities:
NuScale warrants(3)	$6	$3	$3	$—	$12	$6	$6	$—
Derivative liabilities(2)
Foreign currency	—	—	—	—	3	—	3	—
Commodity	—	—	—	—	1	—	1	—
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
We have measured certain other impaired assets at fair value on a nonrecurring basis. The following summarizes information about financial instruments that are not required to be measured at fair value:

		June 30, 2024		December 31, 2023
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,581	$1,581	$1,357	$1,357
Cash equivalents(2)	Level 2	1,048	1,048	1,162	1,162
Marketable securities, current(2)	Level 2	79	79	69	69
Notes receivable, including noncurrent portion	Level 3	9	9	9	9
Liabilities:
2028 Senior Notes(3)	Level 2	$574	$547	$597	$573
2029 Senior Notes(3)	Level 2	562	657	561	626
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
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
(3)     The fair value of the Senior Notes was estimated based on quoted market prices and Level 2 inputs.
14. Stock-Based Compensation
Equity Awards
Our executive and director stock-based compensation plans are described more fully in the 2023 10-K. In the 2024 and 2023 Periods, RSUs totaling 428,305 and 432,654, respectively, were granted to executives and directors at a weighted-average grant date fair value of $37.35 and $34.88 per share, respectively, and generally vest over three years.
Stock options for the purchase of 178,644 and 178,434 shares at a weighted-average exercise price of $37.02 and $35.76 per share were awarded to executives during the 2024 and 2023 Periods, respectively. The options granted in 2024 and 2023 generally vest over 3 years and expire 10 years after the grant date.
Performance-based award units totaling 272,844 and 274,755 were awarded to Section 16 officers during the 2024 and 2023 Periods, respectively. These awards generally cliff vest after 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based elements of such awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter.
For awards granted under the 2024 performance plan, 80% of the award is earned based on achievement of earnings before taxes targets over three 1-year periods and 20% of the award is earned based on our 3-year cumulative TSR relative to companies in the S&P 500 on the date of the award. The performance component of these awards is deemed granted when targets are established while the TSR component of these awards is deemed granted upon issuance. During the 2024 Period, the following units were granted based upon the establishment of performance targets:

	Performance-based Award Units Granted in 2024	Weighted Average Grant Date Fair Value Per Share
2024 Performance Award Plan	127,332	$41.46
2023 Performance Award Plan	73,271	$42.09
2022 Performance Award Plan	113,856	$42.09
For awards granted under our performance award plans, the number of units are adjusted at the end of each performance period based on attainment of certain performance targets and on market conditions, pursuant to the terms of the award agreements. As of June 30, 2024, there were 218,783 shares associated with performance awards that had been awarded to employees, but which are not deemed granted due to the underlying performance targets having not yet been established.
Liability Awards
SGI awards granted to executives vest and become payable at a rate of 1/3 of the total award each year. Performance-based awards awarded to non-Section 16 officer executives will be settled in cash.

	Location in Statement of Operations	3ME June 30,		6ME June 30,
(in millions)		2024	2023	2024	2023
SGI awards	G&A	$7	$4	$12	$11
Performance-based awards for non-Section 16 officers	G&A	2	10	10	17

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

Liabilities (in millions)	Location on Balance Sheet	June 30, 2024	December 31, 2023
SGI awards	Accrued salaries, wages and benefits and other noncurrent liabilities	$43	$58
Performance-based awards for non-Section 16 officers	Accrued salaries, wages and benefits and other noncurrent liabilities	28	29

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
Results of Operations
In March 2024, we completed the sale of Stork's operations in continental Europe for $67 million. During the 2024 Period, we recognized a gain on sale of $11 million including de-recognition of Stork's net assets and cumulative foreign currency translation.
During April 2024, we also entered into a definitive sale agreement for Stork's U.K. operations, which could close in late 2024, most significantly dependent upon regulatory approval. The financial statement effects for this proposed U.K. sale did not meet the requirements for discontinued operations and held-for-sale reporting as of June 30, 2024. The transaction, as agreed to, is not expected to have a material earnings impact when consummated. After completion of the Stork U.K. sale, our operations being actively marketed will be only Stork's immaterial operations in the Middle East and in Trinidad and Tobago.
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

	3ME June 30,				6ME June 30,
(in millions)	2024		2023		2024		2023
Revenue
Energy Solutions	$1,595		$1,721		$3,028		$3,333
Urban Solutions	1,831		1,202		3,309		2,411
Mission Solutions	704		705		1,305		1,354
Other	97		311		319		594
Total revenue	$4,227		$3,939		$7,961		$7,692

Segment profit (loss) $ and margin %
Energy Solutions	$75	4.7%	$89	5.2%	$143	4.7%	$178	5.3%
Urban Solutions	105	5.7%	76	6.3%	155	4.7%	55	2.3%
Mission Solutions	41	5.8%	40	5.7%	63	4.8%	47	3.5%
Other	(27)	NM	(14)	NM	(49)	NM	(104)	NM
Total segment profit (loss) $ and margin %(1)	$194	4.6%	$191	4.8%	$312	3.9%	$176	2.3%

G&A	(50)		(60)		(110)		(121)
Foreign currency gain (loss)	48		(44)		60		(86)
Interest income (expense), net	38		37		77		78
Earnings (loss) attributable to NCI	(16)		7		(34)		(16)
Earnings (loss) before taxes	214		131		305		31
Income tax expense	(61)		(63)		(111)		(93)
Net earnings (loss)	153		68		194		(62)
Less: Net earnings (loss) attributable to NCI	(16)		7		(34)		(16)
Net earnings (loss) attributable to Fluor	$169		$61		$228		$(46)

New awards
Energy Solutions	$582		$753		$1,298		$1,465
Urban Solutions	2,416		2,282		7,289		4,057
Mission Solutions	63		339		1,208		670
Other	37		336		321		752
Total new awards	$3,098		$3,710		$10,116		$6,944

New awards related to projects located outside of the U.S.	31%		47%		28%		49%

(in millions)	June 30, 2024	December 31, 2023
Backlog (2)(3)
Energy Solutions	$8,531	$9,722
Urban Solutions	19,571	14,848
Mission Solutions	3,775	3,945
Other	427	926
Total backlog	$32,304	$29,441

Backlog related to projects located outside of the U.S.	53%	62%
Backlog related to reimbursable projects	81%	76%
(1)Total segment profit is a non-GAAP financial measure. We believe that total segment profit provides a meaningful perspective on our results as it is the aggregation of individual segment profit measures that we use to evaluate and manage our performance.
(2)Backlog as of June 30, 2024 increased from backlog as of December 31, 2023 primarily due to an award for a large life sciences project. Backlog may include significant estimated amounts of third-party, subcontracted, CFM and pass-through costs. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur.
(3)Includes backlog of $1.0 billion and $1.3 billion for ongoing legacy projects in a loss position as of June 30, 2024 and December 31, 2023, respectively.
While we experienced reductions in demand for certain services and the delay or abandonment of ongoing or anticipated projects during the COVID pandemic, our ability to win work was not materially impacted by COVID during the 2024 Period. Although many of our projects are in a state we consider normal, we continue to deal with the effects of COVID on our operating results as our estimates are inclusive of COVID effects and the related client recoveries.
Revenue increased during the 2024 Quarter and 2024 Period due to the ramp up of execution activities on several recently awarded projects slightly offset by a decline in execution activity for projects nearing completion.
Segment profit improved during the 2024 Quarter and 2024 Period due to an increase in execution activities on several Urban Solutions projects as well as the agreement to the terms of a change order on a legacy infrastructure project. Segment profit further improved in the 2024 Period compared to the 2023 Period that was negatively impacted by net project adjustments of approximately $50 million as well as a $60 million negative earnings impact upon the sale of our AMECO South America business.
The effective tax rate was 28.5% for the 2024 Quarter and 36.4% for the 2024 Period compared to 48.1% for the 2023 Quarter and 300.0% for the 2023 Period. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME June 30,		6ME June 30,
(In millions)	2024	2023	2024	2023
U.S statutory federal income tax expense	$45	$27	$64	$6
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	3	—	3	(2)
Valuation allowance, net	35	23	30	75
Foreign tax impacts	(6)	8	1	16
Noncontrolling interest	3	(1)	7	3
Sale of AMECO South America	—	—	—	(10)
Reserve for uncertain tax positions	(21)	—	(4)	—
Other adjustments	2	6	10	5
Total income tax expense	$61	$63	$111	$93
During the 2024 Quarter, we received a refund of $77 million, including interest, from the IRS attributable to the 2013 tax year that was originally recognized as a receivable in 2020 pursuant to the CARES Act. Tax refunds of $82 million remain unpaid but are anticipated to be received later in 2024.
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
Segment Operations
Energy Solutions
Revenue declined slightly in the 2024 Quarter and 2024 Period primarily due to a decline in execution activity for several projects nearing completion partially offset by the ramp up of execution activities on chemicals projects in China and Canada.
Segment profit declined in the 2024 Quarter and 2024 Period primarily due to lower contributions from a large project in the late stages of execution. We recognized a positive forecast adjustment upon the negotiation of change orders on the same project in the 2023 Quarter and 2023 Period. Segment profit in the 2024 Quarter and 2024 Period was also impacted by a decline in the volume of execution activity for projects completed or nearing completion as well as cost growth on a construction only subcontract executed by our joint venture in Mexico resulting in a $39 million charge during the 2024 Period. The decline in segment profit during the 2024 Quarter and 2024 Period was partially offset by final negotiations and handover of a large upstream legacy project which was completed during the 2024 Quarter. We recorded $34 million for cost growth on the now-completed project during 2023 Quarter and 2023 Period. Segment profit in the 2024 Quarter and 2024 Period also included gains of $20 million and $27 million, respectively, on embedded foreign currency derivatives compared to losses of $8 million and $47 million, respectively, in the 2023 Quarter and 2023 Period. The change in segment profit margins in the 2024 Quarter and 2024 Period reflect these same factors.
New awards were lower in the 2024 Quarter and 2024 Period compared to 2023. Backlog declined during the 2024 Period due to the execution pace exceeding new award activity.
Urban Solutions
Revenue in the 2024 Quarter and 2024 Period significantly increased primarily due to the ramp up of execution activities on several recently awarded projects including a large metals project, two life sciences projects, a green steel project and a large mining project as well as the agreement to the terms of a change order on a legacy infrastructure project. The revenue increases in the 2024 Quarter and 2024 Period were slightly offset by declines in the volume of execution activity for projects completed or nearing completion including a life sciences project and a large mining project.
Segment profit significantly improved in the 2024 Quarter and 2024 Period due to an increase in execution activities on advanced technology projects and a life sciences project. Segment profit in the 2024 Quarter and 2024 Period included the agreement to the terms of a change order on a legacy infrastructure project compared to a $59 million charge for rework associated with subcontractor design errors and related schedule impacts on the same project during the 2023 Period. The changes in segment profit margin in the 2024 Quarter and 2024 Period reflect these same factors.
New awards increased during the 2024 Quarter and 2024 Period. New awards booked during the 2024 Quarter included an incremental award on a large metals project. Backlog significantly increased during the 2024 Period due to a large life sciences award booked during the first quarter of 2024. Our staffing business does not report new awards or backlog.
Mission Solutions
Revenue remained flat in the 2024 Quarter compared to the 2023 Quarter. Revenue recognized for a recently awarded defense contract largely replaced a revenue decline resulting from the cancellation of a nuclear power project in 2023. Revenue declined slightly in the 2024 Period due to lower contributions from a DOE contract and the aforementioned power project cancellation in 2023 partially offset by increased execution activities on a DOE contract and the recently awarded defense contract.
Segment profit remained flat in the 2024 Quarter compared to the 2023 Quarter. Segment profit and profit margin were higher in the 2024 Period compared to the 2023 Period that included a $30 million charge for cost growth associated with schedule delays on a weapons facility project that is substantially complete.
New awards decreased during the 2024 Quarter compared to the 2023 Quarter. However, new awards increased during the 2024 Period due to task order contracts awarded under the Air Force Contract Augmentation Program V. Backlog included $2.1 billion and $2.7 billion of unfunded government contracts as of June 30, 2024 and December 31, 2023, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods. For example, our new awards and backlog will not reflect the Pantex management and operations contract, recently awarded to a joint venture in which we have significant influence but a noncontrolling interest. The estimated value of the contract to the joint venture is $30 billion, if all of the 5-year options are exercised.
Other
Other includes the operations of NuScale and the remaining Stork and AMECO businesses prior to their sale.

	3ME June 30,		6ME June 30,
(in millions)	2024	2023	2024	2023
NuScale (1)	$(28)	$(23)	$(61)	$(52)
Stork	1	9	12	10
AMECO	—	—	—	(62)
Segment profit (loss)	$(27)	$(14)	$(49)	$(104)

(1) NuScale expenses included in the determination of segment profit were as follows:
NuScale expenses	$(53)	$(57)	$(118)	$(115)
Less: DOE Reimbursable expenses	3	18	9	26
NuScale expenses, net	(50)	(39)	(109)	(89)
Less: Attributable to NCI	22	16	48	37
NuScale profit (loss)	$(28)	$(23)	$(61)	$(52)
Segment profit in the 2024 Period includes an $11 million gain on the sale of Stork's operations in continental Europe. We expect to consummate the sale of Stork's U.K. operations in late 2024, upon receipt of regulatory approval for the proposed transaction.
Segment profit in the 2023 Period includes the $60 million negative earnings impact upon the sale of our AMECO South America business, including $35 million for foreign currency translation.
G&A

	3ME June 30,		6ME June 30,
(in millions)	2024	2023	2024	2023
G&A
Compensation	$35	$35	$78	$78
Facilities	5	3	7	7
Exit costs	3	5	9	6
SEC investigation	—	5	—	10
Reserve for legacy legal claims	—	3	—	3
Other	7	9	16	17
G&A	$50	$60	$110	$121
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
As of June 30, 2024, letters of credit totaling $429 million were outstanding under our $1.8 billion credit facility, which matures in February 2026. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. Borrowings under the facility, which may be denominated in USD, EUR or GBP, bear interest at a base rate, plus an applicable borrowing margin. As of June 30, 2024 and through the issuance of this 10-Q, we had not made any borrowings under our credit facility. We have a sublimit of up to $1.0 billion in aggregate cash advances and financial letters of credit available to us under our credit facility with a current borrowing capacity of $831 million.
Cash and cash equivalents combined with marketable securities were $2.7 billion and $2.6 billion as of June 30, 2024 and December 31, 2023, respectively. Cash balances as of June 30, 2024 and December 31, 2023 include cash and cash equivalents and marketable securities held by NuScale of $132 million and $118 million, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.2 billion as of both June 30, 2024 and December 31, 2023. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $526 million and $491 million as of June 30, 2024 and December 31, 2023, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $47 million and $80 million as of June 30, 2024 and December 31, 2023, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of June 30, 2024 and December 31, 2023, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.

Cash Flows

	6ME June 30,
(in millions)	2024	2023
OPERATING CASH FLOW	$171	$(99)

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	(9)	127
Capital expenditures	(82)	(42)
Proceeds from sale of assets	74	23
Investments in partnerships and joint ventures	(21)	(10)
Other	—	5
Investing cash flow	(38)	103

FINANCING CASH FLOW
Purchase and retirement of debt	(24)	(137)
Dividends paid on CPS	—	(20)
Distributions to NCI (net of capital contributions)	(6)	(25)
Proceeds from NuScale share issuance (net of issuance fees)	45	—
Other	(9)	(15)
Financing cash flow	6	(197)

Effect of exchange rate changes on cash	(29)	16
Increase (decrease) in cash and cash equivalents	110	(177)
Cash and cash equivalents at beginning of period	2,519	2,439
Cash and cash equivalents at end of period	$2,629	$2,262

Cash paid during the period for:
Interest	$22	$31
Income taxes (net of refunds)	31	70
Operating Activities
Cash flows from operating activities result primarily from our core EPC activities and are affected by our earnings level and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project and the payments terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our lump-sum projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of June 30, 2024, our backlog included $1.0 billion for ongoing legacy projects in a loss position, including approximately $200 million of estimated unfunded losses associated therewith. The comparable amounts in December 31, 2023 were $1.3 billion of backlog and $344 million of unfunded losses.
Operating cash flow for the 2024 Period significantly improved despite increases in working capital on several large projects. The improvement in operating cash flow was attributable to customer payments on several large projects, distributions from joint ventures of $155 million and a refund of $77 million, including interest, from the IRS attributable to the 2013 tax year. Tax refunds of $82 million remain unpaid but are anticipated to be received later in 2024. During the 2024 Period, we funded an estimated $76 million on loss projects.

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

Capital expenditures in the 2024 Period primarily related to improvements to our new office lease in Houston compared to expenditures for construction equipment and investments in IT in the 2023 Period.
Proceeds from sales of assets during the 2024 Period included $67 million for the sale of our Stork's European business compared to $17 million for the sale of our AMECO South America business in the 2023 Period.
Investments in unconsolidated partnerships and joint ventures in the 2024 Period included capital contributions to an infrastructure joint venture compared to capital contributions to a Mission Solutions joint venture and two infrastructure joint ventures in the 2023 Period.
Financing Activities
During the 2024 Period, we redeemed $24 million of aggregate outstanding 2028 Notes, with an immaterial earnings impact. During the 2023 Period, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million with no earnings impact.
In September 2023, we exercised our mandatory conversion rights on our CPS in which all of the outstanding shares of CPS converted to 44.9585 shares of our common stock, plus a cash payment of $45.23 per CPS for a make-whole premium. CPS dividends of $20 million were paid during the 2023 Period. Upon conversion, all dividends on the CPS ceased.
Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in the 2024 Period related to a Mission Solutions joint venture. Distributions in the 2023 Period related to a Mission Solutions joint venture and an infrastructure joint venture. Capital contributions by NCI during the 2023 Period related to investments by NuScale's NCI holders.
During the 2024 Period, NuScale received $45 million in proceeds from the issuance of their common stock. NuScale was a fully consolidated subsidiary at June 30, 2024.
We have a common stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. As of June 30, 2024, over 10 million shares could still be purchased under the existing stock repurchase program.
Letters of Credit

As of June 30, 2024, letters of credit totaling $429 million were outstanding under committed lines of credit. As of June 30, 2024, letters of credit totaling $927 million were outstanding under uncommitted lines of credit including letters of credit totaling $346 million for two lump-sum projects in Kuwait that are substantially complete except for the resolution of unapproved change orders and extension of time claims. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees

The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $14 billion as of June 30, 2024.
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk during the 2024 Period. Accordingly, our disclosures provided in the 2023 10-K remain relevant.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	3ME June 30,
(in millions)	2024	2023
Backlog, April 1	$32,739	$25,623
New awards	3,098	3,710
Adjustments and cancellations, net	663	77
Work performed	(4,196)	(3,927)
Backlog, June 30	$32,304	$25,483

	6ME June 30,
(in millions)	2024	2023
Backlog, January 1	$29,441	$26,049
New awards	10,116	6,944
Adjustments and cancellations, net	646	129
Work performed	(7,899)	(7,639)
Backlog, June 30	$32,304	$25,483

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
Additional information on matters in dispute may be found in Part I, Item 1 of this Q2 2024 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2023 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended June 30, 2024 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
April 1 — April 30, 2024	—	$—	—	10,513,093
May 1 — May 31, 2024	—	—	—	10,513,093
June 1 — June 30, 2024	—	—	—	10,513,093
Total	—	$—	—
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
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information
On June 6, 2024, Joseph L. Brennan, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The arrangement provides for the sale of up to 62,521 shares of common stock, subject to certain conditions. The arrangement will terminate on August 29, 2025.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 8, 2012).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on November 4, 2022).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q2 2024 10-Q for the three and six months ended June 30, 2024, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	August 1, 2024	By:	/s/ Joseph L. Brennan
Joseph L. Brennan
Chief Financial Officer

Date:	August 1, 2024	By:	/s/ John C. Regan
John C. Regan
Chief Accounting Officer