Form 10-Q
period 2024-09-30
FLUOR CORP
filed 2024-11-08
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2024, 171,515,867 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The definitions and abbreviations set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2023 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
2023 YTD	Nine months ended September 30, 2023
2023 Quarter	Three months ended September 30, 2023
2024 YTD	Nine months ended September 30, 2024
2024 Quarter	Three months ended September 30, 2024
3ME	Three months ended
9ME	Nine months ended
AMECO	American Equipment Company, Inc.
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CFM	Customer-furnished materials
CODM	Chief operating decision maker
COVID	Coronavirus pandemic
CPS	Convertible preferred stock
CTA	Currency translation adjustment
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings (loss) per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
Fluor	Fluor Corporation
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
IT	Information technology
NCI	Noncontrolling interests
NM	Not meaningful
NuScale	NuScale Power Corporation
OCI	Other comprehensive income (loss)
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
SGI	Stock growth incentive awards
Stork	Stork Holding B.V. and subsidiaries
TSR	Total shareholder return
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	3ME September 30,		9ME September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Revenue	$4,094	$3,963	$12,055	$11,654
Cost of revenue	(4,006)	(3,712)	(11,689)	(11,243)
Gross profit	88	251	366	411
G&A	(37)	(56)	(147)	(177)
Foreign currency gain (loss)	(2)	23	58	(62)
Operating profit	49	218	277	172
Interest expense	(11)	(14)	(35)	(47)
Interest income	48	56	149	166
Earnings before taxes	86	260	391	291
Income tax expense	(61)	(79)	(172)	(172)
Net earnings	25	181	219	119
Less: Net earnings (loss) attributable to NCI	(29)	(25)	(63)	(42)
Net earnings attributable to Fluor	$54	$206	$282	$161
Less: Dividends on CPS	—	10	—	29
Less: Make-whole payment on conversion of CPS	—	27	—	27
Net earnings available to Fluor common stockholders	$54	$169	$282	$105

Basic EPS available to Fluor common stockholders	$0.32	$1.18	$1.65	$0.73
Diluted EPS available to Fluor common stockholders	$0.31	$1.15	$1.63	$0.72

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	3ME September 30,		9ME September 30,
(in millions)	2024	2023	2024	2023
Net earnings	$25	$181	$219	$119

OCI, net of tax:
Foreign currency translation adjustment	37	(25)	(12)	40
Ownership share of equity method investees' OCI	(6)	—	(11)	(4)
Other	—	(1)	(5)	1
Total OCI, net of tax	31	(26)	(28)	37
Comprehensive income	56	155	191	156
Less: Comprehensive income (loss) attributable to NCI	(28)	(22)	(62)	(39)
Comprehensive income attributable to Fluor	$84	$177	$253	$195
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in millions, except share and per share amounts)	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents ($518 and $491 related to VIEs)	$2,912	$2,519
Marketable securities ($25 and $0 related to VIEs)	94	69
Accounts receivable, net ($152 and $135 related to VIEs)	1,049	1,137
Contract assets ($160 and $171 related to VIEs)	1,063	991
Other current assets ($48 and $50 related to VIEs)	147	347
Total current assets	5,265	5,063
Noncurrent assets
PP&E, net ($52 and $41 related to VIEs)	504	458
Investments	612	614
Deferred taxes	38	51
Deferred compensation trusts	223	241
Goodwill	206	206
Other assets ($80 and $127 related to VIEs)	252	340
Total noncurrent assets	1,835	1,910
Total assets	$7,100	$6,973
LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($319 and $285 related to VIEs)	$1,195	$1,214
Contract liabilities ($271 and $276 related to VIEs)	684	639
Accrued salaries, wages and benefits ($25 related to VIEs in both periods)	608	653
Other accrued liabilities ($73 related to VIEs in both periods)	495	657
Total current liabilities	2,982	3,163
Long-term debt	1,116	1,158
Deferred taxes	80	70
Other noncurrent liabilities ($82 and $20 related to VIEs)	581	530

Commitments and contingencies

Equity
Shareholders’ equity
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 171,326,177 and 170,405,512 shares in 2024 and 2023, respectively	2	2
APIC	1,286	1,228
AOCI	(298)	(269)
Retained earnings	1,261	979
Total shareholders’ equity	2,251	1,940
NCI	90	112
Total equity	2,341	2,052
Total liabilities and equity	$7,100	$6,973
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	9ME September 30,
(in millions)	2024	2023
OPERATING CASH FLOW
Net earnings	$219	$119
Adjustments to reconcile net earnings to operating cash flow:
Depreciation and amortization	53	57
Earnings from equity method investments, net of distributions	(11)	(14)
(Gain) loss on sales of assets	(12)	58
Stock-based compensation	26	37
Deferred taxes	26	(14)
Changes in assets and liabilities	194	(334)
Other	6	(5)
Operating cash flow	501	(96)

INVESTING CASH FLOW
Purchases of marketable securities	(140)	(250)
Proceeds from sales and maturities of marketable securities	118	260
Capital expenditures	(133)	(71)
Proceeds from sales of assets	69	23
Investments in partnerships and joint ventures	(66)	(13)
Other	23	5
Investing cash flow	(129)	(46)

FINANCING CASH FLOW
Purchase and retirement of debt	(44)	(249)
Proceeds from issuance of 2029 Notes, net of issuance costs	—	560
Capped call transaction related to 2029 Notes	—	(73)
Dividends paid on CPS	—	(29)
Make-whole payment on conversion of CPS	—	(27)
Distributions paid to NCI	(8)	(41)
Capital contributions by NCI	—	5
Proceeds from NuScale share issuance (net of issuance fees)	80	—
Other	(6)	(15)
Financing cash flow	22	131

Effect of exchange rate changes on cash	(1)	(7)
Increase (decrease) in cash and cash equivalents	393	(18)
Cash and cash equivalents at beginning of period	2,519	2,439
Cash and cash equivalents at end of period	$2,912	$2,421

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$41	$46
Cash paid for income taxes (net of refunds)	(42)	129
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
UNAUDITED

(in millions, except per share amounts)	Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER, 2023	170	$2	$1,228	$(269)	$979	$1,940	$112	$2,052
Net earnings (loss)	—	—	—	—	59	59	(19)	40
OCI	—	—	—	(50)	—	(50)	—	(50)
Distributions to NCI, net of contributions	—	—	—	—	—	—	(2)	(2)
Other NCI transactions	—	—	3	—	—	3	2	5
Stock-based plan activity	1	—	(1)	—	—	(1)	—	(1)
BALANCE AS OF MARCH 31, 2024	171	$2	$1,230	$(319)	$1,038	$1,951	$93	$2,044
Net earnings (loss)	—	—	—	—	169	169	(16)	153
OCI	—	—	—	(10)	—	(10)	2	(8)
Distributions to NCI, net of contributions	—	—	—	—	—	—	22	22
Other NCI transactions	—	—	23	—	—	23	—	23
Stock-based plan activity	—	—	9	—	—	9	—	9
BALANCE AS OF JUNE 30, 2024	171	$2	$1,262	$(329)	$1,207	$2,142	$101	$2,243
Net earnings (loss)	—	—	—	—	54	54	(29)	25
OCI	—	—	—	31	—	31	—	31
Distributions to NCI, net of contributions	—	—	—	—	—	—	16	16
Other NCI transactions	—	—	18	—	—	18	2	20
Stock-based plan activity	—	—	6	—	—	6	—	6
BALANCE AS OF SEPTEMBER 30, 2024	171	$2	$1,286	$(298)	$1,261	$2,251	$90	$2,341

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	1	$—	142	$1	$1,254	$(365)	$896	$1,786	$210	$1,996
Net earnings (loss)	—	—	—	—	—	—	(107)	(107)	(23)	(130)
OCI	—	—	—	—	—	46	—	46	—	46
Dividends on CPS $16.25 per share)	—	—	—	—	—	—	(9)	(9)	—	(9)
Capital contributions by NCI	—	—	—	—	—	—	—	—	1	1
Other NCI transactions	—	—	—	—	2	—	—	2	—	2
Stock-based plan activity	—	—	1	—	1	—	—	1	—	1
BALANCE AS OF MARCH 31, 2023	1	$—	143	$1	$1,257	$(319)	$780	$1,719	$188	$1,907
Net earnings	—	—	—	—	—	—	61	61	7	68
OCI	—	—	—	—	—	17	—	17	—	17
Dividends on CPS ($16.25 per share)	—	—	—	—	—	—	(10)	(10)	—	(10)
Distributions to NCI, net of capital contributions	—	—	—	—	—	—	—	—	(26)	(26)
Other NCI transactions	—	—	—	—	2	—	—	2	4	6
Stock-based plan activity	—	—	—	—	8	—	—	8	—	8
BALANCE AS OF JUNE 30, 2023	1	—	143	$1	$1,267	$(302)	$831	$1,797	$173	$1,970
Net earnings (loss)	—	—	—	—	—	—	206	206	(25)	181
OCI	—	—	—	—	—	(29)	—	(29)	3	(26)
Dividends on CPS ($16.25 per share)	—	—	—	—	—	—	(10)	(10)	—	(10)
Conversion of CPS to common stock (including make-whole payment)	(1)	—	27	1	—	—	(27)	(26)	—	(26)
Capped call transactions related to 2029 Notes	—	—	—	—	(73)	—	—	(73)	—	(73)
Distributions to NCI, net of capital contributions	—	—	—	—	—	—	—	—	(12)	(12)
Other NCI transactions	—	—	—	—	4	—	—	4	—	4
Stock-based plan activity	—	—	—	—	14	—	—	14	—	14
BALANCE AS OF SEPTEMBER 30, 2023	—	$—	170	$2	$1,212	$(331)	$1,000	$1,883	$139	$2,022

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

The financial statements included herein are unaudited. We believe they contain all adjustments of a normal recurring nature which are necessary to fairly present our financial position and our operating results as of and for the periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in tables may not total or agree back to the financial statements due to immaterial rounding differences. We have evaluated all material events occurring subsequent to September 30, 2024 through the filing date of this Q3 2024 10-Q.
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
Beginning in October 2024, based principally on their equity sales, we no longer met the criteria to consolidate NuScale. As a result, we will deconsolidate NuScale and anticipate recognizing a gain of $1.6 billion in the fourth quarter of 2024, based on a stock price of $13.15 for our 126 million shares. We will recognize the fair value of our investment in NuScale prospectively on a fair value mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates.
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
During 2023, the FASB issued ASU 2023-07, which requires us to disclose significant segment expenses and other items such as the title of our CODM. ASU 2023-07 will be applied retrospectively and is first effective for our annual reporting for 2024 and for quarterly reporting beginning in 2025. We do not expect this ASU to have any impact on our consolidated results.
During 2023, the FASB issued ASU 2023-09, which requires us to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes and to provide more details in our rate reconciliation about items that meet a quantitative threshold. ASU 2023-09 is first effective for our annual reporting for 2025. We do not expect this ASU to have any impact on our consolidated results.
During 2024, the FASB issued ASU 2024-03 on the disaggregation of income statement expenses or "DISE." This ASU requires additional footnote disclosure of the details of certain income statement expense line items. The face of the income statement will not change. ASU 2024-03 is first effective for our annual reporting for 2027 and for our quarterly reporting beginning in 2028. We do not expect this ASU to have any impact on our consolidated results.
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

	3ME September 30,		9ME September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net earnings attributable to Fluor	$54	$206	$282	$161
Less: Dividends on CPS	—	10	—	29
Less: Make-whole payment on conversion of CPS	—	27	—	27
Net earnings available to Fluor common stockholders	54	169	282	105

Weighted average common shares outstanding	171	144	171	143
Diluted effect:
CPS	—	—	—	—
Stock options, RSUs and performance-based award units	3	3	3	3
Convertible debt (1)	—	—	—	—
Weighted average diluted shares outstanding	174	147	174	146

Basic EPS available to Fluor common stockholders	$0.32	$1.18	$1.65	$0.73
Diluted EPS available to Fluor common stockholders	$0.31	$1.15	$1.63	$0.72

Anti-dilutive securities not included in shares outstanding:
CPS	—	26	—	27
Stock options, RSUs and performance-based award units	1	2	2	2
Stock delivered under capped call options (2)	—	—	—	—
(1) Holders of our 2029 Notes may convert their notes at a conversion price of $45.37 per share when the stock price exceeds $58.98 for 20 of the last 30 days preceding quarter end. Upon conversion, we will repay the principal amount of the notes in cash and may elect to convey the conversion premium in cash, shares of our common stock or a combination of both. The conversion feature of our 2029 Notes has a dilutive impact on EPS when the average market price of our common stock exceeds the conversion price of $45.37 per share for the quarter. During the 2024 Quarter, the weighted average price per share of our common stock was $47.17 which resulted in the addition of 484,208 shares to diluted shares outstanding during the 2024 Quarter.
(2) Diluted shares outstanding does not include the impact of the capped call options we entered into concurrently with the issuance of the 2029 Notes, as the effect is always anti-dilutive. If shares are delivered to us under the capped calls, those shares will offset the dilutive effect of the shares that we would issue upon conversion of the 2029 Notes.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
4. Operating Information by Segment and Geographic Area

	3ME September 30,		9ME September 30,
(in millions)	2024	2023	2024	2023
Revenue
Energy Solutions	$1,428	$1,553	$4,456	$4,886
Urban Solutions	1,931	1,431	5,240	3,842
Mission Solutions	635	655	1,940	2,009
Other	100	324	419	917
Total revenue	$4,094	$3,963	$12,055	$11,654

Segment profit (loss)
Energy Solutions	$50	$177	$193	$355
Urban Solutions	68	66	223	121
Mission Solutions	45	38	108	84
Other	(46)	(5)	(95)	(108)
Total segment profit	$117	$276	$429	$452

G&A	(37)	(56)	(147)	(177)
Foreign currency gain (loss)	(2)	23	58	(62)
Interest income (expense), net	37	42	114	120
Earnings (loss) attributable to NCI	(29)	(25)	(63)	(42)
Earnings before taxes	$86	$260	$391	$291

Intercompany revenue for our professional staffing business, excluded from revenue above	$70	$77	$226	$221
Energy Solutions. Segment profit declined in the 2024 Quarter and 2024 YTD primarily due to the initial recognition of inflation-adjusted variable consideration on certain downstream projects during the 2023 Quarter and 2023 YTD. Segment profit in 2024 YTD was also impacted by lower contributions from a large project in the late stages of execution. We recognized a positive adjustment upon the negotiation of change orders on the same project in 2023 YTD. Further, cost growth on a construction-only subcontract executed by our joint venture in Mexico resulted in a $57 million (or $0.23 per share) charge during 2024 YTD. The decrease in segment profit during 2024 YTD was partially offset by final negotiations and handover of a large upstream legacy project which was completed during the second quarter of 2024. We recorded $58 million (or $0.34 per share) for cost growth on the now-completed project during 2023 YTD. Segment profit in the 2024 Quarter and 2024 YTD also included gains of $20 million and $47 million, respectively, on embedded foreign currency derivatives compared to a gain of $24 million in the 2023 Quarter and a loss of $23 million in 2023 YTD.
Urban Solutions. Segment profit in 2024 YTD included an agreement to the terms of a change order on a legacy infrastructure project compared to a $59 million (or $0.34 per share) charge for rework associated with subcontractor design errors and related schedule impacts on the same project during 2023 YTD.
Mission Solutions. Segment profit improved during the 2024 Quarter due to an increase in execution activities on 2 DOE contracts. Segment profit significantly improved during 2024 YTD compared to 2023 YTD that included a $30 million (or $0.17 per share) charge for cost growth associated with schedule delays on a weapons facility project that was completed in October 2024.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
Other. Segment profit (loss) for NuScale, Stork and AMECO follows:

	3ME September 30,		9ME September 30,
(in millions)	2024	2023	2024	2023
NuScale(1)	$(40)	$(19)	$(100)	$(71)
Stork	(6)	14	6	25
AMECO	—	—	(1)	(62)
Segment profit (loss)	$(46)	$(5)	$(95)	$(108)
(1) As of September 30, 2024, we had an approximate 50% ownership in NuScale.
In March 2024, we completed the sale of Stork's operations in continental Europe for $67 million. During 2024 YTD, we recognized a gain on sale of $11 million including de-recognition of Stork's net assets and cumulative foreign currency translation.
During April 2024, we also entered into a definitive sale agreement for Stork's U.K. operations, which could close as early as the first quarter of 2025, most significantly dependent upon regulatory approval. The financial statement effects for this proposed U.K. sale did not meet the requirements for discontinued operations and held-for-sale reporting as of September 30, 2024. The transaction, as agreed to, is not expected to have a material earnings impact when consummated.
In March 2023, we sold our AMECO South America business, which included operations in Chile and Peru. This transaction marked the completion of the AMECO divestiture. Upon the sale of AMECO South America in 2023 YTD, we recognized a $60 million negative earnings impact, including $35 million associated with foreign currency translation.
Total assets by segment are as follows:

(in millions)	September 30, 2024	December 31, 2023
Energy Solutions	$847	$1,053
Urban Solutions	1,462	1,211
Mission Solutions	676	577
Other	218	509
Corporate	3,897	3,623
Total assets	$7,100	$6,973
Revenue by project location follows:

	3ME September 30,		9ME September 30,
(in millions)	2024	2023	2024	2023
North America	$2,877	$2,609	$8,177	$8,022
Asia Pacific (includes Australia)	475	442	1,476	1,203
Europe	590	640	1,923	1,682
Central and South America	113	201	315	599
Middle East and Africa	39	71	164	148
Total revenue	$4,094	$3,963	$12,055	$11,654

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
5. Income Taxes

The effective tax rate on earnings was 70.9% for the 2024 Quarter and 44.0% for 2024 YTD compared to 30.4% for the 2023 Quarter and 59.1% for 2023 YTD. During 2024 YTD, we received a refund of $169 million, including interest, from the IRS attributable to the 2013 tax year that was originally recognized as a receivable in 2020 pursuant to the CARES Act. The underlying assets were included in other current assets as of December 31, 2023. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME September 30,		9ME September 30,
(In millions)	2024	2023	2024	2023
U.S statutory federal income tax expense	18	$55	82	$61
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	2	3	5	1
Valuation allowance, net	16	18	46	94
Foreign tax impacts	13	(2)	14	14
Noncontrolling interest	6	5	14	9
Sale of AMECO South America	—	—	—	(10)
Reserve for uncertain tax positions	2	—	(2)	—
Other adjustments	4	—	13	3
Total income tax expense	$61	$79	$172	$172
6. Partnerships and Joint Ventures
Many of our partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Investments in a loss position of $230 million and $307 million were included in other accrued liabilities as of September 30, 2024 and December 31, 2023, respectively, and consisted primarily of provision for anticipated losses on two legacy infrastructure projects. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts receivable, net” was $183 million and $174 million as of September 30, 2024 and December 31, 2023, respectively.
Variable Interest Entities

The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $183 million and $91 million as of September 30, 2024 and December 31, 2023, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse to us. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of September 30, 2024 for the unconsolidated VIEs were $57 million.
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
7. Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $13 billion as of September 30, 2024. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of September 30, 2024 and December 31, 2023.
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
9. Contract Assets and Liabilities

The following summarizes information about our contract assets and liabilities:

(in millions)	September 30, 2024	December 31, 2023
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$978	$854
Contract work in progress - lump-sum contracts	85	137
Contract assets	$1,063	$991

	9ME September 30,
(in millions)	2024	2023
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$478	$566
We periodically evaluate our project forecasts and the amounts recognized with respect to our claims and unapproved change orders. We include estimated amounts for claims and unapproved change orders in project revenue to the extent it is probable we will realize those amounts. As of September 30, 2024 and December 31, 2023, we had recorded $609 million and $531 million, respectively, of revenue associated with claims and unapproved change orders for costs incurred to date. Additional costs, which will increase this balance over time, are expected to be incurred in future periods. As of September 30, 2024 and December 31, 2023, we had $23 million and $24 million of back charges that may be disputed.
10. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	September 30, 2024
Within 1 year	$16,333
1 to 2 years	8,966
Thereafter	3,758
Total RUPO	$29,057

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
11. Debt and Letters of Credit

Debt consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Borrowings under credit facility	$—	$—

Senior Notes
2028 Notes (4.250% Senior Notes)	556	600
Unamortized discount and deferred financing costs	(3)	(3)
2029 Notes (1.125% Convertible Senior Notes)	575	575
Unamortized deferred financing costs	(12)	(14)
Total debt	$1,116	$1,158

Credit Facility

As of September 30, 2024, letters of credit totaling $483 million were outstanding under our $1.8 billion credit facility, which matures in February 2026. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR or GBP, bear interest at a base rate, plus an applicable borrowing margin. As of September 30, 2024, we had not made any borrowings under our credit facility line and maintained a borrowing capacity of $758 million.
Uncommitted Lines of Credit
As of September 30, 2024, letters of credit totaling $946 million were outstanding under uncommitted lines of credit.
Redemption of 2028 Notes
During 2024 YTD, we redeemed $44 million of aggregate outstanding 2028 Notes, with an immaterial earnings impact.
12. Convertible Preferred Stock

In September 2023, we exercised our mandatory conversion rights on our CPS in which all of the outstanding shares of CPS converted to 44.9585 shares of our common stock, plus a cash payment of $45.23 per CPS for a make-whole premium. The total make-whole premium amounted to $27 million. Upon conversion, all dividends on the CPS ceased.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
13. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2024				December 31, 2023
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Trading securities(1)	$17	$17	$—	$—	$12	$12	$—	$—
Derivative assets(2)
Foreign currency	1	—	1	—	6	—	6	—
Commodity	—	—	—	—	1	—	1	—

Liabilities:
NuScale warrants(3)	$6	$3	$3	$—	$12	$6	$6	$—
Derivative liabilities(2)
Foreign currency	—	—	—	—	3	—	3	—
Commodity	1	—	1	—	1	—	1	—
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
We have measured certain other impaired assets at fair value on a nonrecurring basis. The following summarizes information about financial instruments that are not required to be measured at fair value:

		September 30, 2024		December 31, 2023
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$2,104	$2,104	$1,357	$1,357
Cash equivalents(2)	Level 2	808	808	1,162	1,162
Marketable securities, current(2)	Level 2	94	94	69	69
Notes receivable, including noncurrent portion	Level 3	9	9	9	9
Liabilities:
2028 Senior Notes(3)	Level 2	$553	$548	$597	$573
2029 Senior Notes(3)	Level 2	563	703	561	626
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
14. Stock-Based Compensation
Our stock-based compensation is significantly impacted by the timing of awards. Stock-based compensation awards are typically issued to management in the first quarter and to directors in the second quarter and are typically immaterial in the third and fourth quarters.
Equity Awards
Our executive and director stock-based compensation plans are described more fully in the 2023 10-K. In 2024 YTD and 2023 YTD, RSUs totaling 438,594 and 432,654, respectively, were granted to executives and directors at a weighted-average grant date fair value of $37.62 and $34.88 per share, respectively, and generally vest over three years.
Stock options for the purchase of 178,644 and 178,434 shares at a weighted-average exercise price of $37.02 and $35.76 per share were awarded to executives during 2024 YTD and 2023 YTD, respectively. The options granted in 2024 and 2023 generally vest over 3 years and expire 10 years after the grant date.
Performance-based award units totaling 272,844 and 274,755 were awarded to Section 16 officers during 2024 YTD and 2023 YTD, respectively. These awards generally cliff vest after 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based elements of such awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter.
For awards granted under the 2024 performance award plan, 80% of the award is earned based on achievement of earnings before taxes targets over three 1-year periods and 20% of the award is earned based on our 3-year cumulative TSR relative to companies in the S&P 500 on the date of the award. The performance component of these awards is deemed granted when targets are established while the TSR component of these awards is deemed granted upon issuance. During 2024 YTD, the following units were granted based upon the establishment of performance targets:

	Performance-based Award Units Granted in 2024	Weighted Average Grant Date Fair Value Per Share
2024 Performance Award Plan	127,332	$41.46
2023 Performance Award Plan	73,271	$42.09
2022 Performance Award Plan	113,856	$42.09
For awards granted under our performance award plans, the number of units are adjusted at the end of each performance period based on attainment of certain performance targets and on market conditions, pursuant to the terms of the award agreements. As of September 30, 2024, there were 218,783 shares associated with performance awards that had been awarded to employees, but which are not deemed granted due to the underlying performance targets having not yet been established.
Liability Awards
SGI awards granted to executives vest and become payable at a rate of 1/3 of the total award each year. Performance-based awards awarded to non-Section 16 officer executives will be settled in cash.

	Location in Statement of Operations	3ME September 30,		9ME September 30,
(in millions)		2024	2023	2024	2023
SGI awards	G&A	$10	$14	$22	$24
Performance-based awards for non-Section 16 officers	G&A	(3)	5	7	17

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

Liabilities (in millions)	Location on Balance Sheet	September 30, 2024	December 31, 2023
SGI awards	Accrued salaries, wages and benefits and other noncurrent liabilities	$43	$58
Performance-based awards for non-Section 16 officers	Accrued salaries, wages and benefits and other noncurrent liabilities	22	29

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements made herein, including statements regarding our projected operating results, liquidity, capital allocation plans, backlog levels and the implementation of strategic initiatives are forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a “safe harbor” may be provided to us for certain of these forward-looking statements. We caution readers that forward-looking statements, including disclosures which use words such as we “believe,” “anticipate,” “expect,” “estimate,” "aspire," "commit," "will," "may" and similar statements, are subject to risks and uncertainties which could cause actual results to differ materially from stated expectations. Significant factors potentially contributing to such differences include:

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
•Earnings volatility due to recurring fair value measurements of our investment in NuScale;
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
Results of Operations
In March 2024, we completed the sale of Stork's operations in continental Europe for $67 million. During 2024 YTD, we recognized a gain on sale of $11 million including de-recognition of Stork's net assets and cumulative foreign currency translation.
During April 2024, we also entered into a definitive sale agreement for Stork's U.K. operations, which could close as early as the first quarter of 2025, most significantly dependent upon regulatory approval. The financial statement effects for this proposed U.K. sale did not meet the requirements for discontinued operations and held-for-sale reporting as of September 30, 2024. The transaction, as agreed to, is not expected to have a material earnings impact when consummated. After completion of the Stork U.K. sale, our Stork operations will be only the immaterial operations in the Middle East and in Trinidad and Tobago.
Beginning in October 2024, based principally on their equity sales, we no longer met the criteria to consolidate NuScale. As a result, we will deconsolidate NuScale and anticipate recognizing a gain of $1.6 billion in the fourth quarter of 2024, based on a stock price of $13.15 for our 126 million shares. We will recognize the fair value of our investment in NuScale prospectively on a fair value mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates.
In March 2023, we sold our AMECO South America business, which included operations in Chile and Peru. This transaction marked the completion of the AMECO divestiture. Upon the sale of AMECO South America in 2023 YTD, we recognized a $60 million negative earnings impact, including $35 million associated with foreign currency translation.
In August and September 2023, we completed the issuance of the 2029 Notes and the conversion of all our CPS, respectively. In December 2023, we extinguished the remaining outstanding 2024 Notes.

	3ME September 30,				9ME September 30,
(in millions)	2024		2023		2024		2023
Revenue
Energy Solutions	$1,428		$1,553		$4,456		$4,886
Urban Solutions	1,931		1,431		5,240		3,842
Mission Solutions	635		655		1,940		2,009
Other	100		324		419		917
Total revenue	$4,094		$3,963		$12,055		$11,654

Segment profit (loss) $ and margin %
Energy Solutions	$50	3.5%	$177	11.4%	$193	4.3%	$355	7.3%
Urban Solutions	68	3.5%	66	4.6%	223	4.3%	121	3.1%
Mission Solutions	45	7.1%	38	5.8%	108	5.6%	84	4.2%
Other	(46)	NM	(5)	NM	(95)	NM	(108)	NM
Total segment profit $ and margin %(1)	$117	2.9%	$276	7.0%	$429	3.6%	$452	3.9%

G&A	(37)		(56)		(147)		(177)
Foreign currency gain (loss)	(2)		23		58		(62)
Interest income (expense), net	37		42		114		120
Earnings (loss) attributable to NCI	(29)		(25)		(63)		(42)
Earnings before taxes	86		260		391		291
Income tax expense	(61)		(79)		(172)		(172)
Net earnings	25		181		219		119
Less: Net earnings (loss) attributable to NCI	(29)		(25)		(63)		(42)
Net earnings attributable to Fluor	$54		$206		$282		$161

New awards
Energy Solutions	$1,541		$3,252		$2,840		$4,718
Urban Solutions	828		1,033		8,117		5,090
Mission Solutions	274		345		1,481		1,015
Other	56		346		377		1,097
Total new awards	$2,699		$4,976		$12,815		$11,920

New awards related to projects located outside of the U.S.	68%		86%		36%		65%

(in millions)	September 30, 2024	December 31, 2023
Backlog (2)(3)
Energy Solutions	$8,824	$9,722
Urban Solutions	19,006	14,848
Mission Solutions	3,095	3,945
Other	394	926
Total backlog	$31,319	$29,441

Backlog related to projects located outside of the U.S.	56%	62%
Backlog related to reimbursable projects	80%	76%
(1)Total segment profit is a non-GAAP financial measure. We believe that total segment profit provides a meaningful perspective on our results as it is the aggregation of individual segment profit measures that we use to evaluate and manage our performance.
(2)Backlog as of September 30, 2024 increased from backlog as of December 31, 2023 primarily due to an award for a large life sciences project. Backlog may include significant estimated amounts of third-party, subcontracted, CFM and pass-through costs. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur.
(3)Includes backlog of $859 million and $1.3 billion for ongoing legacy projects in a loss position as of September 30, 2024 and December 31, 2023, respectively.
While we experienced reductions in demand for certain services and the delay or abandonment of ongoing or anticipated projects during the COVID pandemic, our ability to win work was not materially impacted by COVID during 2024 YTD. Although many of our projects are in a state we consider normal, we continue to deal with the effects of COVID on our operating results as our estimates are inclusive of COVID effects and the related client recoveries.
Revenue increased during the 2024 Quarter and 2024 YTD primarily driven by an increase in execution activities on several recently awarded projects in our Urban Solutions segment partially offset by revenue declines in Energy Solutions and Mission Solutions.
Segment profit declined during the 2024 Quarter and 2024 YTD primarily driven by the initial recognition of inflation-adjusted variable consideration on certain downstream projects during the 2023 Quarter and 2023 YTD and lower contributions from a large Energy Solutions project in the late stages of execution. We recognized a positive adjustment upon the negotiation of change orders on the same project in 2023 YTD. These declines were partially offset by increases in segment profit in Urban Solutions and Mission Solutions.
The effective tax rate was 70.9% for the 2024 Quarter and 44.0% for 2024 YTD compared to 30.4% for the 2023 Quarter and 59.1% for 2023 YTD. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME September 30,		9ME September 30,
(In millions)	2024	2023	2024	2023
U.S statutory federal income tax expense	$18	$55	$82	$61
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	$2	3	5	1
Valuation allowance, net	16	18	46	94
Foreign tax impacts	$13	(2)	14	14
Noncontrolling interest	6	5	14	9
Sale of AMECO South America	—	—	—	(10)
Reserve for uncertain tax positions	2	—	(2)	—
Other adjustments	4	—	13	3
Total income tax expense	$61	$79	$172	$172
During 2024 YTD, we received a refund of $169 million, including interest, from the IRS attributable to the 2013 tax year that was originally recognized as a receivable in 2020 pursuant to the CARES Act.
Beginning in January 2024, many non-US tax jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion Model Rules, also known as Pillar Two. Pillar Two establishes a global minimum tax of 15% on large multinational corporations. We considered the applicable tax law changes in the countries in which we operate and have determined that there is no material impact to our tax provision for the 2024 Quarter. We will continue to evaluate the impact of these tax law changes on future periods.
Segment Operations
Energy Solutions
Revenue declined during the 2024 Quarter and 2024 YTD primarily due to a decline in execution activity for several projects nearing completion as well as revenue on inflation-adjusted variable consideration recognized in the prior year periods. The decreases in revenue during the 2024 Quarter and 2024 YTD were partially offset by the ramp up of execution activities on chemicals projects in Canada and China.
Segment profit declined in the 2024 Quarter and 2024 YTD primarily due to the initial recognition of inflation-adjusted variable consideration on certain downstream projects during the 2023 Quarter and 2023 YTD. Segment profit in 2024 YTD was also impacted by lower contributions from a large project in the late stages of execution. We recognized a positive adjustment upon the negotiation of change orders on the same project in 2023 YTD. Further, cost growth on a construction-only subcontract executed by our joint venture in Mexico resulted in a $57 million charge during 2024 YTD. The decrease in segment profit during 2024 YTD was partially offset by final negotiations and handover of a large upstream legacy project which was completed during the second quarter of 2024. We recorded $58 million for cost growth on the now-completed project during 2023 YTD. Segment profit in the 2024 Quarter and 2024 YTD also included gains of $20 million and $47 million, respectively, on embedded foreign currency derivatives compared to a gain of $24 million in the 2023 Quarter and a loss of $23 million in 2023 YTD. The changes in segment profit margin in the 2024 Quarter and 2024 YTD reflect these same factors.
New awards were lower in the 2024 Quarter and 2024 YTD compared to 2023. New awards booked during the 2024 Quarter included a full notice to proceed on a downstream project in Mexico. Backlog declined during 2024 YTD due to the execution pace exceeding new award activity.
Urban Solutions
Revenue in the 2024 Quarter and 2024 YTD significantly increased primarily due to the ramp up of execution activities on several recently awarded projects including two life sciences projects, a large metals project, a large mining project and a green steel project. The revenue increases in the 2024 Quarter and 2024 YTD were slightly offset by declines in the volume of execution activity for projects completed or nearing completion including a large mining project and a life sciences project.
Segment profit remained flat during the 2024 Quarter compared to the 2023 Quarter. Profit from recently awarded projects such as a life sciences project, a large metals project, a large mining project and 2 advanced technology projects made up for a decrease in profit from 2 completed mining projects. Segment profit significantly improved in 2024 YTD compared to 2023 YTD. Segment profit in 2024 YTD included an agreement to the terms of a change order on a legacy infrastructure project compared to a $59 million charge for rework associated with subcontractor design errors and related schedule impacts on the same project during 2023 YTD. The changes in segment profit margin in the 2024 Quarter and 2024 YTD reflect these same factors.
New awards decreased during the 2024 Quarter compared to the 2023 Quarter. However, new awards significantly increased during 2024 YTD compared to 2023 YTD due to a large life sciences project booked during the first quarter of 2024 and an incremental award on a large metals project booked during the second quarter of 2024. Backlog significantly increased during 2024 YTD due to these 2 large awards. Our staffing business does not report new awards or backlog.
Mission Solutions
Revenue declined slightly in the 2024 Quarter and 2024 YTD compared to the 2023 Quarter and 2023 YTD. Revenue growth on 2 DOE contracts during the 2024 Quarter largely replaced revenue declines resulting from reduced volume on a different DOE contract as well as the cancellation of a nuclear power project in 2023. Revenue declined during 2024 YTD due to the aforementioned power project cancellation in 2023, the completion of an airfield construction project and reduced contributions from a DOE contract partially offset by execution activities for a recently awarded defense contract.
Segment profit and profit margin improved during the 2024 Quarter due to an increase in execution activities on the 2 DOE contracts discussed above. Segment profit and profit margin significantly improved during 2024 YTD compared to 2023 YTD that included a $30 million charge for cost growth associated with schedule delays on a weapons facility project that was completed in October 2024.
New awards decreased during the 2024 Quarter compared to the 2023 Quarter. However, new awards increased during 2024 YTD compared to 2023 YTD due to task order contracts awarded under the Air Force Contract Augmentation Program V. Backlog included $1.3 billion and $2.7 billion of unfunded government contracts as of September 30, 2024 and December 31, 2023, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods. For example, our new awards and backlog will not reflect the Pantex management and operations contract, recently awarded to a joint venture in which we have significant influence but a noncontrolling interest. The estimated value of the contract to the joint venture is $30 billion, if all of the 5-year options are exercised.
Other
Other includes the operations of NuScale and the remaining Stork and AMECO businesses prior to their sale.

	3ME September 30,		9ME September 30,
(in millions)	2024	2023	2024	2023
NuScale (1)	$(40)	$(19)	$(100)	$(71)
Stork	(6)	14	6	25
AMECO	—	—	(1)	(62)
Segment profit (loss)	$(46)	$(5)	$(95)	$(108)

(1) NuScale expenses included in the determination of segment profit were as follows:
NuScale expenses	$(79)	$(50)	$(196)	$(164)
Less: DOE Reimbursable expenses	3	18	12	43
NuScale expenses, net	(76)	(32)	(184)	(121)
Less: Attributable to NCI	36	13	84	50
NuScale profit (loss)	$(40)	$(19)	$(100)	$(71)
Segment profit in the 2024 Quarter includes a $7 million charge for severance expected upon liquidation of a non-European Stork location. Segment profit in 2024 YTD includes an $11 million gain on the sale of Stork's operations in continental Europe. We expect to consummate the sale of Stork's U.K. operations as early as the first quarter of 2025, upon receipt of regulatory approval for the proposed transaction.
Segment profit in 2023 YTD includes the $60 million negative earnings impact upon the sale of our AMECO South America business, including $35 million for foreign currency translation.
G&A

	3ME September 30,		9ME September 30,
(in millions)	2024	2023	2024	2023
G&A
Compensation	$26	$45	$104	$123
Facilities	3	4	11	11
Exit costs	3	2	12	9
SEC investigation	—	2	—	12
Reserve for legacy legal claims	—	—	—	3
Other	5	3	20	19
G&A	$37	$56	$147	$177
The decrease in compensation expense in the 2024 Quarter and 2024 YTD was primarily driven by lower performance-based compensation including annual bonus projections.
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
As of September 30, 2024, letters of credit totaling $483 million were outstanding under our $1.8 billion credit facility, which matures in February 2026. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00 based upon total shareholders' equity excluding AOCI, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. Borrowings under the facility, which may be denominated in USD, EUR or GBP, bear interest at a base rate, plus an applicable borrowing margin. As of September 30, 2024 and through the issuance of this 10-Q, we had not made any borrowings under our credit facility. We have a sub-limit of up to $1.0 billion in aggregate cash advances and financial letters of credit available to us under our credit facility with a current borrowing capacity of $758 million.
Cash and cash equivalents combined with marketable securities were $3.0 billion and $2.6 billion as of September 30, 2024 and December 31, 2023, respectively. Cash balances as of September 30, 2024 and December 31, 2023 include cash and cash equivalents and marketable securities held by NuScale of $131 million and $118 million, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.4 billion and $1.1 billion as of September 30, 2024 and December 31, 2023, respectively. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $518 million and $491 million as of September 30, 2024 and December 31, 2023, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $64 million and $80 million as of September 30, 2024 and December 31, 2023, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of September 30, 2024 and December 31, 2023, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.
Based on our financial condition and improved liquidity, we will soon be initiating a plan to return capital to our shareholders.

Cash Flows

	9ME September 30,
(in millions)	2024	2023
OPERATING CASH FLOW	$501	$(96)

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	(22)	10
Capital expenditures	(133)	(71)
Proceeds from sale of assets	69	23
Investments in partnerships and joint ventures	(66)	(13)
Other	23	5
Investing cash flow	(129)	(46)

FINANCING CASH FLOW
Proceeds from issuance of 2029 Notes, net of issuance costs	—	560
Capped call transaction related to 2029 Notes	—	(73)
Purchase and retirement of debt	(44)	(249)
Dividends paid on CPS	—	(29)
Make-whole payment on conversion of CPS	—	(27)
Distributions to NCI (net of capital contributions)	(8)	(36)
Proceeds from NuScale share issuance (net of issuance fees)	80	—
Other	(6)	(15)
Financing cash flow	22	131

Effect of exchange rate changes on cash	(1)	(7)
Increase (decrease) in cash and cash equivalents	393	(18)
Cash and cash equivalents at beginning of period	2,519	2,439
Cash and cash equivalents at end of period	$2,912	$2,421

Cash paid during the period for:
Interest	$41	$46
Income taxes (net of refunds)	(42)	129
Operating Activities
Cash flows from operating activities result primarily from our core EPC activities and are affected by our earnings level and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project and the payments terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our lump-sum projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of September 30, 2024, our backlog included $859 million for ongoing legacy projects in a loss position, including approximately $270 million of estimated unfunded losses associated therewith. The comparable amounts in December 31, 2023 were $1.3 billion of backlog and $344 million of unfunded losses.

Operating cash flow for 2024 YTD significantly improved driven by decreases in working capital on several large projects. The improvement in operating cash flow was also attributable to customer payments on several large projects, distributions from joint ventures of $252 million and a refund of $169 million, including interest, from the IRS attributable to the 2013 tax year that was originally recognized as a receivable in 2020 pursuant to the CARES Act. During 2024 YTD, we funded an estimated approximately $70 million on loss projects.
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

Capital expenditures in 2024 YTD primarily related to improvements to our new office lease in Houston compared to expenditures for construction equipment and investments in IT in 2023 YTD.
Proceeds from sales of assets during 2024 YTD included $67 million for the sale of our Stork's European business compared to $17 million for the sale of our AMECO South America business in 2023 YTD.
Investments in unconsolidated partnerships and joint ventures in 2024 YTD included capital contributions to an infrastructure joint venture, an Energy Solutions joint venture and a Mission Solutions joint venture, compared to capital contributions to a Mission Solutions joint venture and two infrastructure joint ventures in 2023 YTD.
Return of capital from partnerships and joint ventures in 2024 YTD included capital distribution from an infrastructure joint venture.
Financing Activities
During 2024 YTD, we redeemed $44 million of aggregate outstanding 2028 Notes, with an immaterial earnings impact. During 2023 YTD, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million with no earnings impact.
In August 2023, we issued $575 million of the 2029 Notes due August 15, 2029 and received net proceeds of $560 million. In connection with the 2029 Notes offering, we entered into capped call transactions with certain banks. The cost of the capped call transactions was $73 million which was recorded as a reduction to APIC, and will not be subject to periodic remeasurement.
In August 2023, we completed a tender offer in which we repurchased $115 million of outstanding 2024 Notes, excluding accrued interest, for consideration of $975.03 per $1,000 principal amount of the notes. In January 2023, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million.
In September 2023, we exercised our mandatory conversion rights on our CPS in which all of the outstanding shares of CPS converted to 44.9585 shares of our common stock, plus a cash payment of $45.23 per CPS for a make-whole premium. The total make-whole premium amounted to $27 million. CPS dividends of $29 million were paid during 2023 YTD. Upon conversion, all dividends on the CPS ceased.
Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in 2024 YTD related to a Mission Solutions joint venture. Distributions in 2023 YTD related to a Mission Solutions joint venture and two infrastructure joint ventures. Capital contributions by NCI during 2023 YTD related to investments by NuScale's NCI holders.
During 2024 YTD, NuScale received $80 million in proceeds from the issuance of their common stock. NuScale was a fully consolidated subsidiary at September 30, 2024.
We have a stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. As of September 30, 2024, over 10 million shares could still be purchased under the existing stock repurchase program. In November 2024, the Board authorized an additional 20,000,000 shares to the repurchase program.

Letters of Credit

As of September 30, 2024, letters of credit totaling $483 million were outstanding under committed lines of credit. As of September 30, 2024, letters of credit totaling $946 million were outstanding under uncommitted lines of credit including letters of credit totaling $460 million for two lump-sum projects in Kuwait that are substantially complete except for the resolution of unapproved change orders and extension of time claims. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees

The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $13 billion as of September 30, 2024.
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk during 2024 YTD. Accordingly, our disclosures provided in the 2023 10-K remain relevant.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	3ME September 30,
(in millions)	2024	2023
Backlog, July 1	$32,304	$25,483
New awards	2,699	4,976
Adjustments and cancellations, net	377	(519)
Work performed	(4,061)	(3,936)
Backlog, September 30	$31,319	$26,004

	9ME September 30,
(in millions)	2024	2023
Backlog, January 1	$29,441	$26,049
New awards	12,815	11,920
Adjustments and cancellations, net	1,023	(404)
Work performed	(11,960)	(11,561)
Backlog, September 30	$31,319	$26,004

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
Additional information on matters in dispute may be found in Part I, Item 1 of this Q3 2024 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2023 10-K.
Our earnings are subject to volatility due to recurring fair value measurements of our investment in NuScale.
In the fourth quarter of 2024, we will begin accounting for our investment in NuScale using the fair value option for equity method investments, under which we will measure our investment at fair value on a recurring basis using the prevailing price of NuScale's stock on our balance sheet dates. The fair value of our investment in NuScale is subject to the fluctuations of NuScale's stock price, which may subject our consolidated earnings to volatility. The price of NuScale's stock has experienced significant volatility since it commenced trading in May 2022, and the volatility may continue in the future in response to many factors, including factors beyond the control of NuScale. As a result of the recurring fair value measurements, we may recognize non-cash gains or losses in future periods, some of which which could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended September 30, 2024 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
July 1 — July 31, 2024	—	$—	—	10,513,093
August 1 — August 31, 2024	—	—	—	10,513,093
September 1 — September 30, 2024	—	—	—	10,513,093
Total	—	$—	—
_________________________________________________________
(1)    The share repurchase program was originally announced on November 3, 2011 and, as amended, totals 46,000,000 shares as of September 30, 2024. We may repurchase shares from time to time in open market or privately negotiated transactions, including through pre-arranged trading programs, at our discretion, subject to market conditions and other factors and at such time and in amounts that we deem appropriate. In November 2024, the Board authorized an additional 20,000,000 shares to the repurchase program.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information
On August 26, 2024, Mark E. Fields, Group President, Project Execution, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The arrangement provides for the sale of up to 100,000 shares of common stock and the exercise of up to 9,066 stock options (including the sale of the underlying shares of common stock), subject to certain conditions. The arrangement will terminate on January 23, 2026.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 8, 2012).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on November 4, 2022).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q3 2024 10-Q for the three and nine months ended September 30, 2024, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	November 7, 2024	By:	/s/ Joseph L. Brennan
Joseph L. Brennan
Chief Financial Officer

Date:	November 7, 2024	By:	/s/ John C. Regan
John C. Regan
Chief Accounting Officer