Form 10-K
period 2024-12-31
FLUOR CORP
filed 2025-02-18
CIK 1124198

FLUOR CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of June 30, 2024, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $7.4 billion based on the closing sale price as reported on the New York Stock Exchange.
As of January 31, 2025, 168,786,393 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FLUOR CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2024

i

Glossary of Terms
The abbreviations and definitions set forth below apply to the Fluor-specific terms used throughout this filing.

Abbreviation/Term	Definition
AMECO	American Equipment Company, Inc.
Fluor	Fluor Corporation
NuScale	NuScale Power Corporation
SGI	Stock growth incentive awards
Stork	Stork Holding B.V. and subsidiaries
The abbreviations and definitions set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2024 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CFM	Customer-furnished materials
CODM	Chief operating decision maker
CPS	Convertible preferred stock
CTA	Currency translation adjustment
DB plan	Defined benefit pension plan
DC plan	Defined contribution pension plan
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
EPC	Engineering, procurement and construction
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FEMA	U.S. Federal Emergency Management Agency
FTC	Foreign tax credit
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
GILTI	Global Intangible Low-Taxed Income
ICFR	Internal control over financial reporting
IP	Intellectual property
IT	Information technology
LNG	Liquefied natural gas
NCI	Noncontrolling interests
NM	Not meaningful
NOL	Net operating loss
NRC	U.S. Nuclear Regulatory Commission
OCI	Other comprehensive income (loss)
PBO	Projected benefit obligation
PIPE	Private investment in public equity
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
SMR	Small modular reactor
SPAC	Special purpose acquisition company
TSR	Total shareholder return
VIE	Variable interest entity

Forward-Looking Information
From time to time, we make certain comments and disclosures in reports and statements, including this 2024 10-K, or statements are made by its officers or directors, that, while based on reasonable assumptions, may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a "safe harbor" may be provided to us for certain of these forward-looking statements. We caution readers that forward-looking statements, including disclosures which use words such as "will, "may," "could," "should," "believes," "anticipates," "plans," "expects," "intends," "estimates," "projects," "potential," "continue" and similar statements are subject to various future risks and uncertainties which could cause actual results of operations to differ materially from expectations.
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
These factors include those referenced or described in this 2024 10-K (including in "Item 1A. — Risk Factors"). We cannot control all risks and uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
Defined Terms
Except as the context otherwise requires, the terms "Fluor" or the "Registrant" as used herein are references to Fluor Corporation and its predecessors and references to the "company," "we," "us," or "our" as used herein shall include Fluor Corporation, its consolidated subsidiaries and joint ventures.

PART I
Item 1.    Business
Fluor is building a better world by applying our world-class expertise to solve our clients' greatest challenges. We provide professional and technical solutions that deliver safe, well-executed, capital-efficient projects to our clients around the globe. Fluor Corporation was incorporated in Delaware in September 2000. However, through our predecessors, we have been in business for more than 110 years, providing services that have formed the essential building blocks of development and progress over that time. We believe we are poised to continue helping our clients meet similar needs into the foreseeable future.
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
We operate our business through 3 principal segments: Urban Solutions, Energy Solutions and Mission Solutions. We also have smaller operations which we report as our Other segment.
Strategic Priorities
We are guided by 4 strategic priorities for driving value creation for our shareholders:
•Drive growth across our portfolio, by diversifying into markets outside of the traditional oil and gas sector, including advanced technology and life sciences, high-demand metals, energy transition, infrastructure and nuclear and civil, defense and intelligence for governments;
•Pursue contracts with fair and balanced commercial terms, focusing on more favorable, risk-adjusted agreements that reward Fluor for delivering value to our clients and better share certain execution risk more equitably;
•Reinforce financial discipline, protecting our capital structure by generating predictable cash flow and earnings with right-sized cost structure; and
•Foster a high-performance culture of project delivery, through excellence in execution, which brings value to all our stakeholders.
In 2024, we made substantial progress on our strategic priorities. Notably, 78% of our revenue was derived from markets outside of our traditional oil and gas markets. As of December 31, 2024, 79% of our backlog is reimbursable.
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
Safety. Maintaining a safe and secure workplace is a key business driver for us and our clients. In our experience, whether in an office or at a jobsite, a safe environment decreases risks, provides for the well-being of all workers, enhances morale, improves productivity, reduces project cost and generally improves client relationships. We believe that our safety culture is one of our most distinguishing features.

Global Execution Platform. As one of the larger publicly traded EPC companies, we have a global footprint with employees located throughout the world. Our global presence enables us to establish local relationships, capitalize on opportunities, and mobilize quickly to project sites, leveraging our local knowledge and talent pools. We regularly form strategic alliances with local partners, utilize our supply chain expertise, and emphasize local training programs. We also provide high quality services from our distributed execution centers on a cost-efficient basis.
Excellence in Execution. We believe that our ability to execute, maintain and manage complex projects, large or small and often in geographically challenging locations, gives us a distinct competitive advantage. We strive to complete our projects meeting or exceeding all client specifications. We have continued to improve our data-driven execution, which has enhanced our ability to meet our clients' needs.
Market Diversity. We offer services across a wide range of industries globally. This diversification helps mitigate the impact of market cyclicality and enables us to strive for more consistent growth. We believe that maintaining a balanced business portfolio allows us to focus on our more stable markets while capitalizing on cyclical or emerging markets when the timing is appropriate.
Client Relationships. We actively pursue relationships with new clients while also building on our long-term relationships with existing clients. We believe that long-term relationships with existing clients serve us well by allowing us to better understand and be more responsive to their requirements. Whether our clients are new or have been with us for many decades, our ability to successfully foster and maintain relationships remains a key strength.
Risk Management. We believe we have the ability to assess, mitigate and manage project risk, particularly in challenging locations or circumstances. Our experienced management and execution team employs a systematic and disciplined approach to identifying, assessing and managing risks. We believe that this risk management approach helps us control costs and adhere to clients' schedules.
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
•In engineering and design, we develop solutions to address our clients’ most complex challenges. Our engineering services encompass traditional engineering disciplines such as piping, mechanical, electrical, control systems, civil, structural and architectural, as well as advanced engineering specialties including process engineering, chemical engineering, simulation, integrated automation processes and interactive 3-D modeling. Through our design solutions, we offer a range of services including front-end engineering, conceptual design, estimating, feasibility studies, permitting, process simulation, technology and licensing evaluation, scope definition and siting.
•Project management involves managing all aspects of the effort to deliver projects on schedule and within budget, and is critical on every project. We are often hired as the overall program manager for large, complex projects involving multiple contractors and subcontractors, requiring the integration of various activities into a cohesive execution plan. Our project management services include logistics, development of project execution plans, detailed schedules, cost forecasts, progress tracking and reporting, and the integration of EPC efforts. This approach helps us meet our clients' safety, functionality and financial performance requirements.
•Our procurement offerings provide supply chain solutions aimed at improving product quality and performance while reducing project costs and schedules. Clients benefit from our global sourcing and supply expertise, purchasing power, technical knowledge, processes, systems and experienced global resources. Our procurement activities include strategic sourcing, material management, contracts management, buying, expediting, supplier quality inspection and logistics.
•In construction, we mobilize, execute and commission projects on a self-perform and/or subcontracted basis. We are generally responsible for project completion, often in difficult locations and under challenging circumstances. We are frequently designated as program manager, and serve as such in cases where the client has facilities in multiple locations, complex phases in a single project location, or a large-scale investment in one facility.

•We offer operations and maintenance services designed to enhance the efficiency or extend the life of our clients’ facilities. These services may include facility management, technical facility operations, plant readiness, commissioning, start-up and maintenance technology, small capital projects, turnaround and outage services and recapitalization of facilities and infrastructure. Additionally, we can provide key management, staffing and management skills to clients on-site at their facilities.
•We also offer a variety of fabrication and modularization services, including integrated engineering and modular fabrication and assembly, as well as modular construction and asset support services to clients through our joint ventures. By leveraging internal and third-party capabilities in key regions, we help clients achieve cost and schedule savings by reducing on-site craft needs and shifting work to inherently safer and more controlled work environments.
Business Segments
Urban Solutions
We believe that continued urbanization is driving demand for innovative and sustainable solutions in advanced technologies and manufacturing, life sciences, mining and metals, infrastructure and professional staffing project teams. Urban Solutions includes businesses to meet our clients' needs in these evolving and growing markets.
For the advanced technologies and manufacturing market, we provide front-end engineering, program management and EPC services to a diverse range of companies globally. Our experience spans a wide variety of market segments, including advanced materials, data centers, semiconductors, smart batteries, fast-moving consumer goods, food and beverage and specialty products. We specialize in designing projects that incorporate lean manufacturing concepts and our clients focus on solutions that accelerate time to market.
In life sciences, we offer front-end studies and EPC services to the pharmaceutical, biotechnology, medical device and animal health industries. We also specialize in providing validation and commissioning services, bringing new facilities online and extending the life or improving the capabilities of existing facilities. We believe our ability to complete large-scale projects, especially where time to market is critical, enables us to better serve our clients and is a key competitive advantage.
In mining and metals, we provide a comprehensive range of services to clients producing various commodities, including copper, lithium, rare earth minerals, iron ore, bauxite, alumina, aluminum, steel, diamond, gold and fertilizers. We support clients in meeting the growing demand for copper and battery metals, including lithium, platinum and nickel. We also serve the fertilizer industry and provide services in the downstream metals market. Our services include conceptual and feasibility studies through detailed EPC, commissioning and startup support. Many of our opportunities are in remote and logistically challenging environments, such as the Andes Mountains, Western Australia and Africa. We believe we are one of the few companies with the size, regional presence and experience to execute large scale mining and metals projects, regardless of location.
In infrastructure, we support the development of projects with a focus on state departments of transportation. We provide a broad range of services, including consulting, design, planning, financial structuring, engineering, construction and operation and maintenance services, often delivered under joint ventures with other companies. Continuing urbanization and the replacement and expansion of aging infrastructure in North America continues to drive project opportunities.
The segment's staffing services are often provided through TRS Staffing Solutions®, a global staffing specialist that supplies us and third-party clients with technical, professional and craft resources either on a contract or more permanent placement basis.
In North America, Plant & Facility Services provides clients with a comprehensive suite of outsourced and consultative reliability and maintenance services, focusing on power generation and the industrial manufacturing sector.
Energy Solutions
We are a partner in the production of safer, cleaner and sustainable solutions to meet the world's increasing energy and chemicals demand. Our Energy Solutions segment offers EPC services for traditional oil and gas markets, including the production and fuels, chemicals, LNG and power markets. We serve clients in these industries with comprehensive project life-cycle services, including expansion and modernization projects as well as in sustaining capital work. Our extensive skill set also supports energy transition markets, including nuclear power and other low-carbon energy sources, asset decarbonization, carbon capture, renewable fuels, waste-to-energy, green chemicals and hydrogen.

While we undertake projects of varying sizes and scopes, we believe that one of our distinguishing features is our global strength and experience in executing very large projects in challenging locations. As energy and chemicals projects have become more geographically and geopolitically complex, we believe clients will continue to rely on us to manage these projects, leveraging our size, strength, global reach, experience, technical expertise and proven track record.
Our role varies with each project. We may provide front-end engineering, program management and final design services, construction management services, self-perform construction, or oversight of other contractors. We may also assume responsibility for procuring materials, equipment and subcontractors. We have the capacity to design, fabricate and construct new facilities, upgrade, optimize, modernize and expand existing facilities. We also provide consulting services ranging from feasibility studies to process assessments to project finance structuring.
In production and fuels, we execute projects for the oil and gas production, processing and refining industries, including energy transition. In the upstream sector, our projects typically involve the production, processing and transporting of oil and gas, including infrastructure development for major new fields and pipelines. We are also involved in offshore production facilities and gas processing projects. In the downstream sector, our clients are modernizing and modifying existing refineries to increase capacity, improve margins and reduce environmental impact. We are active in repurposing existing refining facilities for renewable fuel production and focusing on other transition markets, such as carbon capture and sequestration, blue and green hydrogen, ammonia and other low carbon solutions, as clients and countries implement sustainable energy goals.
We have been very active for several decades in the chemicals and petrochemicals market, with major projects in the ethylene-based markets and various specialty chemicals. We are also involved in battery chemicals projects and implementing lower carbon solutions on existing and new chemical facilities.
In LNG and power, we have participated in a wide range of LNG developments, including liquefaction, floating LNG facilities, mid-scale LNG solutions and regasification terminals. Our work in LNG includes feasibility studies, technology evaluations, process equipment optimization and selection, basic design, front-end engineering and design, detailed EPC and start-up assistance. In the power market, we can provide a full range of services utilizing small modular and conventional nuclear reactor technologies, as well as solutions utilizing thermal power sources.
Mission Solutions
Mission Solutions provides high-end technical solutions to the U.S. and other governments. We believe the segment's nuclear and environmental business holds a tier 1 position with differentiated expertise in managing complex national security missions across the Department of Energy and the National Nuclear Security Administration. We deliver solutions for nuclear security and operations, nuclear waste management and laboratory management. Additionally, we are an industry leader in nuclear remediation at governmental facilities providing site management, environmental remediation, and decommissioning of facilities, successfully addressing environmental and regulatory challenges associated with nuclear sites. We also provide services to commercial nuclear clients. In civil services, we are a partner to FEMA for disaster recovery and emergency response.
In our national security business, we deliver operations and maintenance, global logistics, EPC, life support and operations of mission-critical facilities across U.S. military service organizations. We can rapidly mobilize people and equipment to deliver solutions globally, often in harsh environments. We are capable of delivering solutions to our military clients irrespective of the location or the speed required. We also offer a bench of security-cleared personnel providing critical solutions to clients in the intelligence community, including data center management, operations and maintenance of secure facilities and technology platform services. We construct and renovate secure facilities around the world for various agencies in support of their enduring missions.
Other
Our Other operations principally include NuScale, in which Fluor is a substantial investor, and the remaining operations of Stork. NuScale has developed SMR technology that is NRC approved, which we believe will be important in the development of light water, passively safe SMRs. They remain an early-stage business that bears significant expenses and losses to advance toward commercialization of their reactor technology. NuScale's success is yielding opportunities for our Energy Solutions segment.
Beginning in October 2024, based principally on their equity sales, we no longer met the criteria to consolidate NuScale. As a consequence, their results for all periods prior to October 2024 were consolidated, but we deconsolidated NuScale after that date and recognized a pre-tax gain of $1.6 billion in the fourth quarter of 2024, based on a stock price of $13.15 for our 126 million shares. We recognize the fair value of our investment in NuScale on a mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates, which resulted in an additional pre-tax gain of $604 million for the fourth quarter of 2024.
In the first quarter of 2024, we completed the sale of Stork's operations in continental Europe. During April 2024, we also entered into a definitive agreement to sell Stork's U.K. operations, which we completed in the first quarter of 2025. The sale did not meet the requirements for discontinued operations as of December 31, 2024 and will not have a material impact on the financial statements. In the third quarter of 2024, we decided to close our Stork operations in Trinidad and Tobago which required us to take a $7 million severance charge. After completing the wind down of the Trinidad and Tobago operations, Stork's divestiture will be complete.
Other Matters
Types of Contracts
While the basic terms and conditions of the contracts that we perform may vary considerably, we typically perform our work under two broad types of contracts: (a) reimbursable contracts and (b) lump-sum or guaranteed maximum contracts. In some limited markets, we are seeing hybrid contracts containing both lump-sum and reimbursable elements. For our material hybrid contracts, we split the contract and report backlog based on both the lump-sum and reimbursable elements. As of December 31, 2024, the following table summarizes contract type within our ending backlog:

	December 31,		December 31,
(in millions)	2024		2023
Reimbursable	$22,589	79%	$22,302	76%
Lump-Sum and Guaranteed Maximum	5,895	21%	7,139	24%
In accordance with industry practice, most of our contracts are subject to termination at the discretion of our client. In such situations, our contracts typically provide for the payment of fees earned through the date of termination and the reimbursement of other costs incurred including demobilization costs. During 2024, we saw elevated client-directed cancellations and deferrals when compared to recent years, which impacted our fourth quarter results and are expected to impact the first half of 2025.
Under reimbursable contracts, the client reimburses us based upon negotiated rates and fees. Our profit may be in the form of a fee, a simple markup applied to labor cost incurred in performing the contract, or a combination of the two. The fee element may also vary. The fee may be an incentive fee based upon achieving certain performance factors, milestones or targets; it may be a fixed amount in the contract; or it may be based upon a percentage of the cost incurred. In some cases, reimbursable contracts may be converted into lump-sum contracts. Reimbursable contracts may include significant estimated amounts of CFM.
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
Under lump-sum contracts, we may bid based upon preliminary engineering drawings and specifications provided by the client. This type of contracting presents risk because, among other things, it requires us to predetermine the work to be performed, the project execution schedule and all costs associated with the work based on incomplete information, all of which requires us to make pricing assumptions based on judgment informed by prior experience on other projects. This risk may be greater when we provide a lump-sum bid in competition with other contractors because we may not be selected for the work if our bid is higher than the competition. Another type of lump-sum contract is a negotiated fixed-price contract, under which we are selected as contractor first and then negotiate a lump-sum price with the client. This may reduce the risk associated with bidding in competition. Furthermore, negotiated fixed-price contracts may occur under a compensation model in which we perform some of the early work on a project, including to advance the engineering, on a reimbursable basis before agreeing upon and converting to a lump-sum price for the remainder of the project. Depending upon when a project converts from reimbursable to lump-sum, our risk may lessen because we may hold greater insight into the details of the project scope, engineering and schedule thereby reducing the number and character of the pricing assumptions in the agreed-upon lump-sum price. Another type of lump-sum contract is a unit price contract under which we are paid a set amount for every “unit” of work performed. If we perform well under any type of lump-sum contract, we can benefit from cost savings gained from the effects of our efficiencies. However, if the project does not proceed as originally planned, we strive to develop timely change orders, but we may not be able to recover cost overruns, which may cause us to lose money.
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
Competition
The markets served by our business are highly competitive and, for the most part, require substantial resources and highly skilled and experienced technical personnel. A large number of companies compete against us, including U.S.-based companies such as AECOM, Amentum Services, Inc., Bechtel Group, Inc., Black & Veatch, Burns & McDonnell, BWXT Technologies, Inc., EMCOR Group, Inc., Jacobs Solutions, Inc., KBR, Inc., Kiewit Corporation, Parsons Corporation, Turner Construction Company, V2X, Inc. and Zachry Group, and international-based companies such as ACS Actividades de Construccion y Servicios, Balfour Beatty plc, Chiyoda Corporation, Exyte GmbH, Hatch Ltd., JGC Corporation, Petrofac Limited, AtkinsRéalis, Technip Energies N.V., Wood Group plc, and WorleyParsons Limited.
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
In our Mission Solutions segment, key competitive factors are primarily centered on performance, qualified personnel with appropriate clearance credentials and the ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely, cost-efficient and compliant manner.
Significant Clients
For 2024, revenue earned from agencies of the U.S. government accounted for 16% of our total revenue. We perform work for these government agencies under multiple contracts and sometimes through joint venture arrangements. No other client accounted for more than 10 percent of our revenues in 2024.
Raw Materials
The principal products we use in our business include structural steel, metal plate, concrete, cable and various electrical and mechanical components. These products and components are subject to raw material (aluminum, copper, nickel, iron ore, etc.) availability and pricing fluctuations, which we monitor on a regular basis. We have access to numerous global supply sources; however, the availability and cost of these products, components and raw materials may vary significantly from year to year due to various factors including the logistics market, client demand, producer capacity, inflation, market conditions and specific material shortages. Our pursuit of balanced contractual risk and implementation of various risk mitigation strategies often permits us to minimize such market-driven impacts on our contracts.
Intellectual Property
We have developed, acquired or otherwise have the right to license technology, know-how, and other proprietary rights that we maintain and protect using a variety of IP protections including patents, trade secrets, and contractual terms in commercial agreements, including confidentiality and license agreements. The various forms of protection are relied upon to support our technology offerings, such as our carbon capture and sulfur recovery service offerings.
Seasonality

Our operations can be subject to seasonal and other variations. These variations are influenced by, among other things, weather, customer spending patterns, bidding seasons, receipt of required regulatory approvals, project timing and schedules, and holidays. For example, harsher weather conditions in winter may impact our ability to complete work in parts of North America and the holiday season schedule affects our productivity during this period. For these reasons, coupled with the number and significance of client contracts commenced and completed during a particular period, as well as the timing of expenses incurred for corporate initiatives, it is not unusual for us to experience seasonal changes or fluctuations in our quarterly operating results.
Compliance with Government Regulations
Environmental, Health and Safety
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
We believe that we are compliant with environmental, health and safety laws and regulations. We further believe that any reserves associated with future environmental costs are adequate and that any future costs will not have a material effect on our financial position or future results of operations. Some factors, however, could result in the recognition of additional expense. These include the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that we are potentially responsible for the release of hazardous substances at sites other than those currently identified.
Government Procurement
The services we provide to the U.S. federal government are subject to Federal Acquisition Regulation, the Truth in Negotiations Act, Cost Accounting Standards, the Services Contract Act, False Claims Act, export controls rules and Department of Defense security regulations, as well as many other laws and regulations. These laws and regulations affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts. Our government clients can also terminate, renegotiate, or modify any of their contracts with us at their convenience; and many of our government contracts are subject to renewal or extension annually.
Anti-Bribery and Other Regulations
We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010, and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. To the extent we export technical services, data and products outside of the U.S., we are subject to U.S. and international laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations, and trade sanctions against embargoed countries. We provide services to the Department of Defense and other defense-related entities that often require specialized professional qualifications and security clearances. In addition, as engineering design services professionals, we are subject to a variety of local, state, federal, and foreign licensing and permit requirements and ethics rules.
Human Capital
The following summarizes our human capital information as of December 31, 2024:

Number of Employees
Salaried employees	19,296
Craft and hourly employees	5,617
TRS agency	1,953
Total	26,866

The number of craft and hourly employees can vary in relation to the number, size and phase of execution of our projects. Total headcount reflects an 11% reduction from last year, primarily due to the sale of our Stork business in continental Europe.
We have employees in the following regions:

Region	% of Global Workforce
North America	52%
Europe, Africa and Middle East	24%
Central and South America	4%
Asia Pacific (includes Australia)	20%
Health and Safety
Safety is one of our core values. We are committed to taking care of our employees and preventing injuries in our offices and project locations. Our robust programs and procedures help us mitigate the hazards inherent in the work we do. We are committed to fostering a caring, preventive culture founded on proactive action by engaged employees. We call this Safer TogetherSM. Our 2024 safety performance, calculated in accordance with U.S. Occupational Safety and Health Administration (OSHA) record keeping requirements, resulted in a total case incident rate of 0.31, which outperformed our goal of less than 0.38 and was well below comparable industry benchmarks. We also provide resources to improve employee wellbeing including mental health awareness campaigns, our global Employee Assistance Program, site-specific wellbeing programs, and suicide prevention and mental health first aid training.
Development Opportunities
One of our top priorities is to provide ongoing training and development for our employees through multiple avenues. In 2024, we extended our catalog of leadership development offerings and methods of delivery. This included delivery of critical learning opportunities to our executives, project execution and functional employees based in offices, remote locations and project field assignments. Additionally, employees can access Fluor University, our online platform, where they select from a wide variety of self-paced, online, virtual and instructor-led training courses. Topics range from our internally developed courses focused on discipline-specific training, to commercially available technical learning and general knowledge topics, such as leadership, business acumen and communication. In 2024, our employees received nearly 213,000 hours of training through Fluor University, up 60% compared to 2023. In 2024, we also rolled out comprehensive global initiatives targeted specifically for managers, including quarterly webinars on talent topics, monthly orientation training for new managers and a standardized resource toolkit for consistent talent development.
Community Responsibility
As part of our culture, we offer our employees robust and enriching opportunities to help meet our goal of building a better world. In 2024, Fluor and our Fluor Foundation contributed $5 million to global charitable initiatives, improving communities where we live and operate. Through our employee giving and volunteering program, Fluor Cares, we empower our employees to invest in organizations and causes that resonate with them. This employee-driven giving and volunteering effort contributed an additional $5 million in 2024. Further, employees volunteered nearly 49,000 hours to enrich the lives of their neighbors in need.
We have longstanding global programs and local efforts tailored to the needs of the communities where we operate. Through our charitable partners and the volunteerism of our employees, we delivered more than 740,000 hours of STEM (science, technology, engineering and math) instruction and provided workforce development to 7,100 individuals to help inspire and prepare the next-generation workforce. We provided 800,000 meals to the hungry. We planted 44,000 trees, including large scale, multi-year efforts in 4 countries.

Information about our Executive Officers
The following information is being furnished with respect to our executive officers as of January 31, 2025:

Name	Age	Position with the Company (1)
Michael E. Alexander	55	Group President, Energy Solutions
Joseph L. Brennan	57	Executive Vice President and Chief Financial Officer
James R. Breuer	56	Chief Operating Officer
Alvin C. Collins III	51	Group President, Corporate Development and Sustainability
David E. Constable	63	Chairman and Chief Executive Officer
Thomas P. D'Agostino	66	Group President, Mission Solutions
Stacy L. Dillow	51	Executive Vice President and Chief Human Resources Officer
Mark E. Fields	66	Group President, Project Execution
Kevin B. Hammonds	53	Executive Vice President and Chief Legal Officer
Anthony Morgan	58	Group President, Urban Solutions
John C. Regan	55	Executive Vice President, Controller and Chief Accounting Officer
_______________________________________________________________________________
(1)All references are to positions held with Fluor Corporation. All officers serve in their respective capacities at the pleasure of the Board of Directors.
Michael E. Alexander
Mr. Alexander has been Group President, Energy Solutions since August 2024. Prior to that, he was President, Chemicals from 2019 to 2024 and President, Energy & Chemicals — Americas in 2019. He joined the company in 1991.
Joseph L. Brennan
Mr. Brennan has been Executive Vice President and Chief Financial Officer since July 2020. Prior to that, he was Senior Vice President and Operations Controller in 2020, Senior Vice President and Segment Controller — Energy & Chemicals from 2018 to 2020. Mr. Brennan joined the company in 1991. Effective March 1, 2025, Mr. Brennan will step down as Chief Financial Officer and is expected to retire on July 1, 2025.
James R. Breuer
Mr. Breuer has been Chief Operating Officer since August 2024. Prior to that, he was Group President, Energy Solutions from 2021 to 2024, President, Downstream — Energy & Chemicals from 2019 to 2021 and Vice President and General Manager, South America — Mining & Metals from 2017 to 2019. Mr. Breuer joined the company in 1993. Effective May 1, 2025, Mr. Breuer will become our Chief Executive Officer.
Alvin C. Collins III
Mr. Collins has been Group President, Corporate Development and Sustainability since January 2021. Prior to that, he was Senior Vice President, Operations — Energy & Chemicals from 2019 to 2021, Senior Vice President, Global Business Development — Energy & Chemicals in 2019 and Senior Vice President, Operations in Europe, Africa and the Middle East — Energy & Chemicals from 2016 to 2019. Mr. Collins joined the company in 1994. Effective March 1, 2025, Mr. Collins will become Group President, Mission Solutions.
David E. Constable
Mr. Constable has been Chief Executive Officer since January 2021, after serving as a member of Fluor's Board of Directors since 2019. He previously served as Chief Executive Officer (from 2011) and Chief Executive Officer and President (from 2014) of Sasol Ltd., an integrated energy and chemical company, until 2016. Mr. Constable first joined the company in 1982. Mr. Constable was appointed Chairman of the Board in May 2022. Mr. Constable will cease to serve as Chief Executive Officer effective May 1, 2025. He will continue to serve as Executive Chairman of the Board.
Thomas P. D'Agostino
Mr. D'Agostino has been Group President, Mission Solutions since January 2021. Prior to that, he was Group President, Government from 2017 to 2021. Mr. D'Agostino joined the company in 2013. Effective March 1, 2025, Mr. D'Agostino will step down as Group President, Mission Solutions and is expected to retire on April 1, 2025.

Stacy L. Dillow
Ms. Dillow has been Executive Vice President and Chief Human Resources Officer since 2019. Prior to that, she was Head of Supply Chain Transformation, Southeast Asia and Australasia at Unilever, a consumer goods company, from 2018 to 2019. Ms. Dillow first joined the company in 1996.
Mark E. Fields
Mr. Fields has been Group President, Project Execution since January 2021. Prior to that, he was Group President, Energy & Chemicals from 2019 to 2021 and Senior Vice President, Energy & Chemicals — Americas from 2017 to 2019. Mr. Fields joined the company in 1981.
Kevin B. Hammonds
Mr. Hammonds has been Executive Vice President and Chief Legal Officer since August 2024. Prior to that, he was Senior Vice President, Managing General Counsel from 2020 to 2024 and Vice President, General Counsel from 2014 to 2020. He joined the company in 1996.
Anthony Morgan
Mr. Morgan has been Group President, Urban Solutions since January 2024. Prior to that, he was President, Mining & Metals from 2017 to 2023. Mr. Morgan joined the company in 1990.
John C. Regan
Mr. Regan has been Executive Vice President, Controller and Chief Accounting Officer since June 2020. He was previously Executive Vice President and Chief Financial Officer of Alta Mesa Resources, Inc., an upstream exploration and production company, from 2019 to 2020. Mr. Regan is a Certified Public Accountant recognized by the State of Texas. Effective March 1, 2025, Mr. Regan will become our Chief Financial Officer.
Available Information
Our website address is www.fluor.com, where we provide free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the “Investor Relations” section as reasonably practicable after we electronically file them with, or furnish them to, the SEC. These reports, and any amendments to them, are also available at the SEC's website, www.sec.gov. We also use our investor relations website as a channel of distribution for important company information. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for e-mail alerts and RSS feeds. We also maintain information on our website related to our corporate governance including our Corporate Governance Guidelines, our Board Committee Charters and our Code of Business Conduct and Ethics for Members of the Board of Directors.
Item 1A.    Risk Factors
We operate in a complex and rapidly changing global environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, and stock price. The risks described below highlight some of the factors that have affected and could affect us in the future. We may also be affected by unknown risks or risks that we currently think are immaterial. If any such events actually occur, our business, financial condition, results of operations, and stock price could be materially adversely affected. Some of the factors, events, and contingencies discussed below may have occurred in the past, and the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, but are provided because future occurrences of such factors, events, or contingencies could have a material adverse effect.

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
•The nature of our contracts, particularly our lump-sum contracts, subject us to risks associated with delays and cost overruns, which may not be fully recoverable and may result in reduced profits or losses that could have a material impact on us.
•Intense competition in the EPC industry can impact our revenue and profits.
•Our ability to operate profitably requires us to hire and retain qualified personnel.
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
•We may use artificial intelligence, machine learning, data science and similar technologies in our business, and challenges with properly managing such technologies could result in reputational harm, competitive harm, and legal liability, and adversely affect our business, financial condition and results of operations.
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
•Our earnings are subject to volatility due to recurring fair value measurements of our investment in NuScale.
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
•Our business may be negatively impacted if we are unable to adequately protect IP rights.
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
•The agreements governing our debt contain a number of restrictive covenants that limit our ability to engage in activities that may be in our interest or that create shareholder value.
•Our indebtedness could lead to adverse consequences or adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness, and any refinancing of this debt could be at significantly higher interest rates.
•We may be unable to win new contract awards if we cannot provide clients with financial assurances.
Legal and Regulatory Risks
•We are involved in litigation and regulatory proceedings, potential liability claims and contract disputes that may have a material impact on us.
•Our failure to recover adequately on claims against project owners, subcontractors or suppliers for payment or performance could have a material effect on us.
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
The demand for our services is dependent upon our clients' capital investments. Our clients' interest in approving new projects, budgets for capital expenditures and need for our services have in the past been, and may in the future be, adversely affected by, among other things, poor economic conditions (including inflation, slow growth or recession, changes to governments' fiscal or monetary policy and increasing or continued high interest rates), low or volatile oil and gas prices, political uncertainties and currency fluctuations. Clients have been and remain selective in how they allocate their capital, especially the larger scale projects in which we specialize. For example, capital expenditures by our clients are influenced by factors such as prevailing hydrocarbon prices and expectations about future prices for underlying commodities, technological advances, the costs of exploration, production and delivery of product, domestic and international political, military, regulatory and economic conditions and other similar factors. There is no guarantee that current oil and gas prices will be sufficient to justify clients' capital expenditures, and the timing and extent of any future improvements in demand remain uncertain. Industries served by that segment and many of the others we serve have historically been and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our services.
Our revenue and earnings are largely dependent on new awards.
The awarding and timing of projects is unpredictable and driven by our clients. Awards, including expansions of existing projects, often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide variety of factors including a client's decision to not proceed with the development of a project, governmental approvals, financing contingencies (including governmental support), oil and gas prices, environmental conditions and overall market and economic conditions. We may not win contracts that we have bid on due to price, a client's perception of our ability to perform and/or perceived technology advantages held by others. Many of our competitors may be more inclined to take greater risks or include terms and conditions that we might not deem acceptable, especially when the markets for the services we typically offer are relatively soft. Because a significant portion of our revenue is generated from large projects, our results can fluctuate depending on whether and when large project awards occur and the commencement and progress of work under large contracts already awarded. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated. Additionally, uncertain economic and political conditions may make it difficult for our clients, our vendors and us to accurately forecast and plan future business activities. For example, changes to U.S. policies related to global trade and tariffs, and responsive changes in policy by foreign jurisdictions, have resulted in the past and may result in future uncertainty surrounding the global economy as well as retaliatory trade measures implemented by other countries. The new U.S. presidential administration has mentioned plans to implement tariffs on U.S. imports generally, with higher rates for select U.S. trade partners (collectively, the "Proposed Tariffs"). We cannot predict the outcome of changing trade policies or other unanticipated economic or political conditions, nor can we predict the timing, strength or duration of any worldwide economic recovery or downturn.
Following contract award, we may also encounter significant expense, delay, contract modification or even contract loss. Additionally, certain awards have been and may in the future be contested and/or otherwise involved in legal proceedings, inquiries or other similar developments outside of our control, which may result in significant delays in the project timeline or the wholesale cancellation or termination of a project. Any project delays, cancellations or contract modifications following the award of a contract could have an adverse effect on us.
The nature of our contracts, particularly our lump-sum contracts, subject us to risks associated with delays and cost overruns, which may not be fully recoverable and may result in reduced profits or losses that could have a material impact on us.
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
•Unanticipated increases in the cost of raw materials, components or equipment, including due to inflation or the imposition of import tariffs, including the Proposed Tariffs;
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
These and other risks have in the past, and may in the future, result in our failure to achieve contractual cost or schedule commitments, safety performance, overall client satisfaction or other performance criteria. As a result, we may receive lower fees or lose our ability to earn incentive fees. In other cases, our fee will not change but we will have to continue to perform work without additional revenue until the performance criteria is achieved. We may also incur liquidated damages if we fail to complete a project on its contractual timeline. In addition, if we fail to meet guaranteed performance or quality standards, we may be held responsible under the guarantee or warranty provisions of our contract for cost impact to the client, generally in the form of contractually agreed-upon liquidated damages or an obligation to re-perform work. To the extent these events occur, the total cost to the project (including any liquidated damages) could be material and could, in some circumstances, equal or exceed the full value of the contract. In such events, our financial condition or results of operations could be materially and negatively impacted.
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
We serve markets that are highly competitive and in which a large number of multinational companies compete. These markets require substantial resources, investment in technology and skilled personnel. We have seen a continuing influx of non-traditional competitors offering below-market pricing while accepting greater risk. Competition places downward pressure on our contract prices and profit margins, and could cause us to accept contractual terms and conditions that are not normal or customary, thereby increasing the risk of reduced profitability on such contracts. Intense competition is expected to continue in our markets, presenting us with challenges to maintain acceptable profit margins. To the extent we are unable to meet these competitive challenges, we could experience reduced profitability.

Our ability to operate profitably requires us to hire and retain qualified personnel.
The success of our business is dependent upon being able to attract, develop and retain personnel, including engineers, project management, craft employees and management, who have the necessary and required experience and expertise, and who will perform these services at a reasonable and competitive rate. Competition for experienced personnel can be intense. It may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. In certain geographic areas, for example, we may be unable to satisfy the demand for our services because of our inability to deploy qualified personnel. Also, it may be difficult to replace personnel who hold government required credentials. Loss of the services of, or failure to recruit, qualified technical and management personnel, including a preference by some candidates to work remotely, could limit our ability to successfully complete existing projects and compete for new projects. In addition, as costs related to our workforce are dependent on market conditions, inflationary pressure has increased, and may continue to increase, labor costs in certain geographic areas.
As some of our executives and other key personnel approach retirement age or otherwise leave the company, we need to provide for smooth transitions, which requires succession planning to identify and integrate new personnel into leadership roles. Changes in our management team may disrupt our business and the failure to successfully transition and assimilate executives or other key personnel could adversely affect our results. If we are unable to employ a sufficient number of skilled personnel or effectively implement appropriate succession plans, our ability to pursue projects may be adversely affected and the costs of executing our existing and future projects may increase.
In addition, the cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. For example, the uncertainty of contract award timing and unexpected award cancellations can present difficulties in matching our workforce size with project needs. If an expected contract award is delayed or not received, we could incur costs resulting from excess staff, reductions in staff, or redundancy of facilities that could have a material adverse impact on us. Increased labor costs can also impact our customers' decision making with respect to the viability or timing of certain projects, which could result in project delays or cancellations and in turn have a material adverse impact on us.
The success of teaming arrangements and joint ventures depends on the satisfactory performance by our venture partners over whom we may have little or no control, and the failure of those partners to perform their obligations could impose additional obligations on us that could have a material impact on us.
In the ordinary course of business in our industry, we execute projects and otherwise conduct certain operations through joint ventures, partnerships and other collaborative arrangements (collectively, "ventures"). We have various ownership interests in these ventures, with such ownership typically being proportionate to our decision-making and distribution rights. The ventures generally contract directly with our client; however, services may be performed directly by the venture, or may be performed by us, our partners, or a combination thereof.
Our success in many markets is impacted by the presence or capability of our partners. If we are unable to compete alone, or with a quality partner, our ability to win work and successfully execute our projects may be impacted. Differences in opinions or views between venture partners can result in delayed decision-making or failure to agree on material issues, which could adversely affect the business and operations of our ventures. In many of the countries in which we engage in joint ventures, it may be difficult to enforce our contractual rights under the applicable joint venture agreement.
At times, we also participate in ventures with other parties. In such instances, we may have limited control over venture decisions and actions, including ICFR, which may have an impact on our business. If internal control problems arise within a venture, or if our venture partners have financial or operational issues, there could be a material impact on us.
The success of our ventures also depends, in large part, on the satisfactory performance by our venture partners of their obligations, including their obligation to commit working capital, equity or credit support as required by the venture and to support their indemnification and other contractual obligations. If our venture partners fail to satisfactorily perform their obligations, the venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services and to meet any performance guarantees. From time to time, in order to establish or preserve a client relationship, or to better ensure venture success, we may accept risks or responsibilities for the venture that are not necessarily proportionate with the reward we expect to receive or that may differ from risks or responsibilities we would normally accept in our own operations. We may also be subject to joint and several liability under the contracts for venture projects. These additional obligations could result in reduced profits or, in some cases, increased liabilities or significant losses for us with respect to the venture, and in turn, our business and operations. In addition, a failure by a venture partner to comply with applicable regulations could negatively impact our business and reputation and could result in fines, penalties, suspension or, in the case of government contracts, even debarment.

We are dependent upon suppliers and subcontractors to complete many of our contracts.
Some of the work performed under our contracts is performed by third-party subcontractors. We also rely on third-party suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified suppliers, our ability to successfully or timely complete a project could be impacted. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in lump-sum contracts, we may suffer losses on them. If a supplier or subcontractor fails to provide supplies, technology, equipment or services as required under a contract to us, our joint venture partner, our client or any other party involved in the project for any reason, or provides supplies, technology, equipment or services that are not an acceptable quality, we may be required to source those supplies, technology, equipment or services on a delayed basis or at a higher price than anticipated, which could impact our profitability. In addition, faulty workmanship, equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications. These risks may be intensified during an economic downturn if these suppliers or subcontractors experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding, and are not able to provide the services or supplies necessary for our business. A failure by a third-party subcontractor or supplier to comply with applicable laws, rules or regulations could negatively impact our business and reputation and could result in fines, penalties, suspension, or in the case of government contracts, even debarment.
Cybersecurity breaches of our systems and IT could adversely impact us.
Our business depends on the secure processing, storage, and transmission of confidential and sensitive information, including personal data of our employees, subcontractors, suppliers, business partners and clients. The various administrative and technical controls we have implemented to protect our systems and data from unauthorized access, cyber-attacks, and other cybersecurity breaches and our endeavors to require our third-party providers to adhere to industry recognized security standards may be insufficient to prevent all cybersecurity breaches or cyber-attacks. The risk of a cybersecurity breach or cyber-attack applies to any company with whom we do business and could adversely affect us, particularly when working collaboratively in shared workspaces or computing environments. Our efforts to protect information on our network and put technical and/or contractual measures in place to protect information exchanges with other third parties with whom we work may be unsuccessful, and we cannot control or manage the safety and security of any third-party computing environment. In addition, because the techniques used to obtain unauthorized access to IT networks and systems change frequently, we and others with whom we work may be unable to anticipate these techniques or implement adequate preventative measures. As cybersecurity threats become more sophisticated and difficult to detect, our ability to promptly prevent, detect and mitigate the effects of cyber-attacks and other cybersecurity breaches may be impacted, potentially resulting in material adverse effects.
In the event of a cybersecurity breach or cyber-attack, we may experience operational disruptions, financial losses, legal claims, and reputational damage. We may also incur significant costs to remediate the effects of such incidents, including costs associated with investigating the incident, repairing or replacing damaged systems and compensating affected parties.
We may also be subject to legal and regulatory actions, investigations, and penalties related to cybersecurity breaches and the unauthorized disclosure of confidential information or personal data, which may result in significant fines, sanctions, and legal fees, as well as damage to our reputation and customer relationships. In addition, data protection and cybersecurity laws are continuously evolving at a rapid pace and on a global level, which add heightened risk and additional costs in assessing, implementing and managing compliance measures that affect business operations. Any failure to comply with these laws and regulations or an exposure of information covered by such laws and regulations, including, without limitation, in connection with a cybersecurity breach, could have a negative impact on us.
The insurance we maintain that specifically covers cybersecurity threats may not sufficiently cover all types of losses or claims that we might experience, including losses from reputational harm or the costs to improve security against future similar threats or losses arising from the computing environments and systems managed by others.
Systems and IT interruption, as well as new systems implementation, could adversely impact our ability to operate.
We are heavily reliant on computer, information and communications technology and related systems, some of which are hosted by third-party providers. From time to time, we experience system interruptions and delays that may be planned for upgrades or that may be unplanned. Unplanned interruptions could result from natural disasters, power loss, telecommunications failures, acts of war or terrorism, errors or other defects in the design or implementation of the applicable system, computer viruses, malicious code, physical or electronic security breaches, intentional or inadvertent user misuse or error and similar events or disruptions. Any of these or other events could cause system interruptions, delays, loss of critical or sensitive data (including personal or financial data) or loss of funds; could delay or prevent operations (including the processing of transactions and reporting of financial results); and could adversely affect us. Safeguards designed to protect against unavailability or loss of data may not be sufficient. We may be required to incur significant costs to protect against or alleviate damage caused by systems interruptions and delays, which could have a material adverse effect on our business and results of operations.
We continue to evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to stay current on vendor supported products, to improve the efficiency of our systems and for other business reasons. The implementation of new technology systems and tools could adversely impact our operations by imposing substantial capital expenditures, demands on management time, risks of delays, complications in setup or configuration or other difficulties in transitioning to new systems. Our systems implementations also may not result in productivity improvements at the levels anticipated. Disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.
We may use artificial intelligence, machine learning, data science and similar technologies in our business, and challenges with properly managing such technologies could result in reputational harm, competitive harm, and legal liability, and adversely affect our business, financial condition and results of operations.
Artificial intelligence, machine learning, data science and similar technologies (collectively, “AI”), including third-party AI tools, may be enabled by, or integrated into, some of our business processes and solutions. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed or biased. Datasets used to train or develop AI systems may be insufficient, of inferior quality, or contain biased information. Our AI governance review process and self-imposed requirement to implement safeguards before adopting AI may not be adequate to protect against these risks and challenges. Additionally, the laws and regulations concerning the use of AI continue to evolve. If the use or integration of AI systems, or the outputs generated by such systems, were determined to be non-compliant (e.g., in relation to IP or data privacy rights or in relation to the deployment of AI for certain activities or use cases), this may adversely affect us. It is possible that emerging regulations may limit or block the use of AI in our business or otherwise impose restrictions that may adversely affect the efficiency of our business processes or solutions that were utilizing AI technologies.
The safeguards we have implemented, including policies and procedures, governance reviews, technical measures where feasible, and contractual obligations relating to the ethical use of AI, may not be adequate or effective, and we cannot guarantee or control how third parties with whom we do business may utilize AI, which may increase our risk and exposure relating to confidentiality and information security and information accuracy. If a breach of confidentiality or error or defect were to occur as a result of using AI, directly or indirectly, it could adversely affect our business, reputation, financial condition and results of operations.
Our competitors may incorporate AI into their product and service offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations.
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
•restrictions on currency movement;
•tax or tariff changes (including the Proposed Tariffs) and withholding requirements;
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
•expropriation and nationalization of our assets or projects;
•international hostilities, such as the ongoing Russia-Ukraine conflict and political and economic instability and conflict in the Middle East; and
•other unrest, civil strife, acts of war, terrorism and insurrection.
The lack of a well-developed legal system in some of the countries where we operate may make it difficult to enforce our contractual rights or to defend ourselves against claims made by others. We operate in locations where there is a significant amount of political risk. In addition, nationalization, military action or continued unrest could impact the supply or pricing of oil, disrupt our operations in the region and elsewhere, and increase our security costs. Any alleged or actual failure to comply with any sanctions or trade control measures implemented in response to international conflicts may subject us to government scrutiny, civil and/or criminal proceedings, sanctions and other liabilities. Our level of exposure to these risks may vary with each project, depending on the location of the project and its stage of completion. For example, our risk exposure with respect to a project in an early development phase, such as engineering, will generally be less than our risk exposure on a project that is in the construction phase. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions and risks, we may experience project disruptions and losses.
Our backlog is subject to unexpected adjustments and cancellations.
Our backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. There is no guarantee that the revenue projected in our backlog will be realized or profitable or will not be subject to delay or suspension. Project cancellations, scope adjustments or deferrals, or foreign currency fluctuations may occur with respect to contracts reflected in our backlog and could reduce the value of our backlog and the revenue and profits that we actually earn; or, may cause the rate at which we perform on our backlog to decrease. Most of our contracts have termination for convenience provisions in them allowing clients to cancel projects. Our contracts typically provide for the payment of fees earned through the date of termination and the reimbursement of costs incurred including demobilization costs. In addition, projects may remain in our backlog for an extended period of time. During periods of economic slowdown, or decreases and/or instability in oil and gas prices, the risk of projects being suspended, delayed or canceled generally increases. Finally, poor project execution could also impact our backlog and profits. Such developments could have a material adverse effect on us.
Our employees work on projects that are inherently dangerous and in locations where there are high security risks, and a failure to maintain a safe work site could result in significant losses.
We often work on complex projects, frequently in geographically remote or high-risk locations that are subject to political, social or economic risks, or war or civil unrest. In those locations where we have employees or operations, we may expend significant efforts and incur substantial security costs to maintain safety. In addition, our project sites can place our employees and others near large equipment, dangerous processes or substances or highly regulated materials, and in challenging environments. Safety is a primary focus of our business and is critical to our reputation and performance. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, increasing project costs and raising our operating costs. If we fail to implement appropriate safety procedures or if our procedures fail, our employees or others may suffer injuries or loss of life, the completion of a project could be delayed and we could experience investigations or litigation. The safety function we rely on to implement effective health, safety and environmental procedures throughout our company may be ineffective, and the failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability. Despite these activities we cannot guarantee the safety of our personnel, nor can we guarantee our work, equipment or supplies will be free from damage.
Our businesses could be materially and adversely affected by events outside of our control.
Extraordinary or force majeure events beyond our control, such as natural or man-made disasters, severe weather conditions, public health crises, supply chain disruption, geopolitical conflicts, political crises or other catastrophic events, could negatively impact our ability to operate or increase our costs to operate. Such events may result in disruptions to our operations; evacuation of personnel; increased labor and material costs or shortages; inability to deliver materials, equipment and personnel to job sites in accordance with contract schedules; and loss of productivity. When making contract proposals, we rely heavily on our estimates of costs and timing to complete the associated projects, as well as assumptions regarding technical issues, but those estimates and assumptions may ultimately prove to be incorrect. Additionally, we may remain obligated to perform our services after any natural or human-caused events, unless certain contractual provisions allow for relief from such obligations. The extra costs incurred as a result of these events may not be reimbursed by our clients. If we are not able to react quickly to such events, or if a high concentration of our projects is impacted by such an event, our operations may be adversely affected. In addition, if we cannot complete our contracts on time, we may be subject to potential liability claims by our clients, which may reduce our profits and result in losses.
Our actual results could differ from the estimates used to prepare our financial statements.
In preparing our financial statements, we make estimates and assumptions that affect the reported values of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Areas requiring development of significant estimates include:
•determination of profitability;
•recognition of project incentives, awards, change orders, claims or other variable consideration we expect to receive;
•estimated amounts for project losses, warranty costs, contract close-out or other costs;
•income tax provisions and related valuation allowances; and
•accruals for other estimated liabilities, including litigation and insurance reserves and receivables.
Estimates are based on reasonable assumptions and experience, but are only estimates. Our actual business and financial results can differ from our estimates of such results due to changes in facts and circumstances, which can have a material negative impact on our financial condition and results of operations. Further, we recognize contract revenue as work on a contract progresses. The cumulative amount of revenue recorded on a contract at any point is that percentage of total estimated revenue that costs incurred to date bear to estimated total costs. Accordingly, contract revenue and total cost estimates are reviewed and revised as the work progresses. Adjustments are reflected in contract revenue in the period when such estimates are revised. Such adjustments are at times material and result in reduced profitability.
Our earnings are subject to volatility due to recurring fair value measurements of our investment in NuScale.
Since October 2024, we account for our investment in NuScale using the fair value option for equity method investments, under which we measure our investment at fair value on a recurring basis using the prevailing price of NuScale's stock on our balance sheet dates. The fair value of our investment in NuScale is subject to the fluctuations of NuScale's stock price, which may subject our consolidated earnings to volatility. The price of NuScale's stock has experienced significant volatility since it commenced trading in May 2022, and the volatility may continue in the future in response to many factors, including factors beyond the control of us or NuScale. As a result of the recurring fair value measurements, we may recognize non-cash gains or losses in future periods, some of which could be material.
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
We have a significant portfolio of government contracts, including those that we have in place with the DOE and U.S. Department of Defense. U.S. government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government agencies and profit and cost controls, which could result in withholding or delay of payments to us. U.S. government contracts are also subject to uncertainties associated with congressional funding, including the potential impacts of budget deficits, government shutdowns and federal sequestration. A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions. Changes in U.S. government priorities by the new U.S. presidential administration or congressional leadership, or other policy changes or economic changes, could adversely impact us. The U.S. government is under no obligation to maintain program funding at any specific level, and funds for a program may even be eliminated. Our U.S. government clients may terminate or decide not to renew our contracts with little or no prior notice.
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
Most U.S. government contracts are awarded through a rigorous competitive process. The U.S. government has increasingly relied upon multiple-year contracts with pre-established terms and conditions that generally require those contractors that have been previously awarded the contract to engage in an additional competitive bidding process for each task order issued under the contract. Such processes require successful contractors to anticipate requirements and develop rapid-response bid and proposal teams as well as dedicated supplier relationships and delivery systems to react to these needs. We face rigorous competition and significant pricing pressures in order to win these task orders. If we are not successful in containing costs or able to timely respond to government requests, we may not win additional awards. Moreover, even if we are qualified to work on a government contract, we may be impacted in our pursuit of work by government policies designed to protect small businesses or certain other types of contractors.
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
We are subject to income taxes where we do business. A change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could change our overall tax rate, which could have a material impact on our results of operations. In particular, international operations could adversely be affected by the Organization for Economic Co-operation and Development (OECD) 's proposed international taxation reform and introduction of a global minimum tax. In addition, significant judgment is required in determining our worldwide provision for income taxes and our judgments could prove inaccurate. There are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, our ability to realize deferred tax assets and changes in uncertain tax positions. Future changes in our tax rate or adverse changes in tax laws could have a material adverse effect on us. We may also be exposed to limitations on our ability to reinvest earnings from operations in one country to fund our operations in other countries due to tax laws in different jurisdictions.
It can be very difficult and expensive to obtain the insurance we need for our business operations.
We maintain insurance both as a corporate risk management strategy and to satisfy the requirements of many of our contracts. Although we have been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future, or that such insurance can be economically secured. For example, catastrophic events can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles. We also monitor the financial health of our insurance providers. Our insurance is purchased from a number of leading providers, often in layered insurance or quota share arrangements. If any of our third-party insurers fail, abruptly cancel our coverage or otherwise cannot satisfy their obligations to us, then our overall risk exposure and operational expenses could increase and our business operations could be interrupted.
If we do not have adequate indemnification for our nuclear services, it could adversely affect our business and financial condition.
We provide services to the DOE and the nuclear energy industry in the on-going maintenance and modification of nuclear facilities as well as decontamination and decommissioning activities of nuclear plants. The Price-Anderson Act generally indemnifies parties performing services to nuclear power plants and DOE contractors; however, not all of our activities are covered. Thus, if the Price-Anderson Act indemnification protections do not apply to our services, or if the exposure occurs outside of the U.S. in a region that does not have protections comparable to the Price-Anderson Act, we could be adversely affected by our client's refusal to contract with us, by our inability to obtain commercially reasonable insurance or third-party indemnification, or by the potentially significant monetary damages we could incur.
Foreign currency risks could have an adverse impact on us.
Our contracts may subject us to foreign currency risk, particularly when project revenue is denominated in a currency different from its expected costs. Contracts may be denominated in different currencies at various points in time as a project progresses. We may attempt to minimize our exposure to foreign currency risk by obtaining contract provisions that protect us from foreign currency fluctuations and/or by implementing hedging strategies utilizing derivatives. However, these actions may not always eliminate all foreign currency risk, and as a result, our profitability or cash flows could be affected.
Our monetary assets and liabilities denominated in nonfunctional currencies are subject to remeasurement which introduces potential profit volatility. In addition, the U.S. dollar value of our backlog may from time to time increase or decrease significantly due to foreign currency volatility.
The loss of one or a few clients could have an adverse effect on us.
A few clients, including the U.S. government, state governments and governmental agencies comprise a significant portion of our revenue. Although we have long-standing relationships with our most significant clients, our clients may unilaterally reduce, fail to renew or terminate their contracts with us at any time. The loss of business from a significant client could have a material adverse effect on us.
Our business may be negatively impacted if we are unable to adequately protect IP rights.
Our success is impacted by our ability to differentiate our services through our technologies and know-how. This includes the ability to protect IP rights. We utilize a combination of patents, copyrights, trade secrets, confidentiality agreements and other contractual arrangements to protect our interests. However, these methods only provide limited protection and may not adequately protect our interests. Our employees, contractors and joint venture partners are subject to confidentiality obligations, but this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or infringement of our IP rights. This can be especially true in certain foreign countries where IP does not have equivalent protections as in the U.S., or when our joint venture partner is a competitor who will gain access to our procedures and know-how while working with us in the performance of services.
Our clients require broad ownership rights in the work product and other materials we deliver. If we are unable to retain ownership of our IP and improvements thereto, it may affect our ability to provide similar services and other projects in the future, which could have a material adverse effect on us.
Our competitors or others may independently develop technology substantially similar to our trade secret technology or we may be unsuccessful in preserving our IP rights in the future. Our IP rights could be invalidated, circumvented, challenged or infringed upon. Litigation to determine the scope of IP rights, even if ultimately successful, could be costly and could divert management's attention.
In addition, our clients or other third parties may also provide us with their technology and IP. There is a risk that we may not sufficiently protect against improper use, access or dissemination and, as a result, we could be subject to claims and litigation and resulting liabilities, loss of contracts or other consequences that could have an adverse impact on us.
We also hold licenses from third parties utilized in our business operations. If we are no longer able to license such technology on commercially reasonable terms or otherwise, we could be adversely affected. When we license our IP to third parties, the scope of such license grant is generally limited. If such third party exceeds the scope of the license grant, and if we are unable to detect unauthorized use of our IP or otherwise take appropriate steps to enforce our rights, our revenue and margins will be adversely impacted, and the value of our IP portfolio may be adversely affected.

Climate change, natural disasters and related environmental issues could have a material adverse impact on us.
Climate-related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions, and other natural disasters, may have short-term, intermediate and long-term impacts on our business, financial condition and results of operation. Our efforts to mitigate our business risks associated with climate change cannot eliminate those risks, and we recognize that there are inherent climate related risks regardless of where we conduct our businesses. For example, a catastrophic natural disaster could negatively impact any of our office locations and our project locations. Access to clean water and reliable energy in the communities where we conduct our business is critical to our operations. Accordingly, a natural disaster has the potential to disrupt our and our clients’ businesses and may cause us to experience work stoppages, supply chain disruptions, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of cover, legal liability and reputational losses.
Further, the risks caused by climate change span across the full spectrum of the markets we serve. The direct physical risks that climate change poses through chronic environmental changes, such as rising sea levels and temperatures, and acute events, such as hurricanes, droughts and wildfires, are common to each of these industries. Our clients could face increased costs to maintain their assets, which could result in reduced profitability and fewer resources for strategic investment. These types of physical risks could in turn lead to transitional risks (i.e., the degree to which society responds to the threat of climate change). For example, concerns about climate change may result in activism, protests, legislation, international protocols or treaties, regulation or other restrictions on greenhouse gas emissions or that otherwise seek to address climate change that could affect our clients, including those who (a) are involved in the exploration, production or refining of hydrocarbons, such as our Energy Solutions clients, (b) emit greenhouse gases through the combustion of hydrocarbons or (c) emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such actions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on us. However, policy changes and climate legislation could also accelerate energy transition, including the development of carbon capture and storage projects, alternative transportation, alternative energy facilities, such as wind farms or nuclear reactors, or incentivize increased implementation of clean fuels projects, which could positively impact the demand for our services. We cannot predict when or whether any of these legislative proposals may become law or what effect they will have on us and our clients.
We will also continue to incur additional expenses implementing U.S. and international regulations requiring additional disclosures regarding GHG emissions and/or broader sustainability-related factors. Compliance with such regulations and the associated potential costs is complicated by various countries and regions following different approaches to the regulation of climate change.
Increasing scrutiny and changing expectations from stakeholders with respect to sustainability practices may impose additional costs on us or expose us to reputational or other risks.
Investors, clients, governments and other stakeholders have continued to focus on the sustainability practices of companies, including practices with respect to human capital, emissions and environmental impact and political spending. Expectations and requirements evolve rapidly, vary in their support for or rejection of such matters, and are largely out of our control, and our sustainability initiatives and disclosures in response to such expectations and requirements may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting, litigation and insurance), change in demand for certain services, change in our competitiveness, enhanced or modified compliance or disclosure obligations, or other adverse impacts to our business or results of operations, including reputational harm. While we have programs and initiatives in place related to our sustainability practices, investors may decide to reallocate capital or to not commit capital as a result of their assessment of our practices. In addition, our clients may require that we adhere to varying sustainability standards. Our failure to comply with investor or client standards, which are evolving and may differ, or if we are perceived to not have responded appropriately to the growing concern for, or opposition to, these issues could also cause reputational harm to our business and could have a material adverse effect on us. In addition, organizations that provide ratings information to investors on sustainability matters may have unfavorable views on us, which may lead to negative sentiment or divestment.
In addition, while we may create and publish voluntary disclosures regarding sustainability matters, many of the statements in those voluntary disclosures are based on expectations and assumptions that may not be representative of current or actual risks, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many sustainability matters. In addition, there are increasing and inconsistent levels of regulation, disclosure-related and otherwise, with respect to sustainability matters. For example, the Corporate Sustainability Reporting Directive in the European Union as well as new sustainability-related disclosure requirements in U.S. states and other jurisdictions require companies to provide significantly expanded sustainability and other climate-related disclosures. Requirements from the SEC, European or other regulators may require us to incur significant costs to comply and distract our management and Board of Directors. We may also face material risks from the potential reversal or modification of these regulations, and reversal or material modification of these regulations could could lead to the loss of time and resources already invested to prepare for these requirements. Many of these costs may not be recoverable from our clients.
We may be unsuccessful in implementing our strategic initiatives.
We have announced a number of strategic initiatives, including plans to reduce our ownership of NuScale and to finalize the divestitures of Stork. Our ability to successfully execute these initiatives is subject to various risks and uncertainties, including regulatory intervention, which may negatively impact the realization of expected benefits. Our failure to realize the anticipated benefits, which may be due to our inability to execute, competition, economic conditions, and other risks described herein, could have a material adverse effect on us. Divesting businesses involves risks and uncertainties, such as the difficulty separating assets related to such businesses from the businesses we retain, employee distraction, and the need to obtain regulatory approvals and other third-party consents, which potentially disrupts customer and vendor relationships. Such actions also involve significant costs and require time and attention from our management, which may divert attention from other business operations. Because of these challenges, as well as market conditions or other factors, anticipated divestitures may take longer or be costlier or generate fewer benefits than expected and may not be completed at all. If we are unable to complete the divestitures or to successfully transition divested businesses, our business and financial results could be negatively impacted. If we dispose of a business, we may not be able to successfully cause a buyer of a divested business to assume the liabilities of that business or, even if such liabilities are assumed, we may have difficulties enforcing our rights, contractual or otherwise, against the buyer. We may retain exposure on financial or performance guarantees and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law because of the disposition or the subsequent failure of an acquirer.
Risks Related to Indebtedness and Other Credit Related Risks
Adverse credit and financial market conditions, including increasing or continued high interest rates, could impair our clients', our partners' and our own borrowing capacity, which could negatively affect us.
Our ability to access cash is important for the funding of our operations, investing in ventures, the servicing of our indebtedness, paying dividends and making acquisitions. To the extent that existing cash balances and operating cash flow, together with borrowing capacity under our credit facility, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing will depend upon prevailing capital market conditions, including those arising due to events occurring in our industry, as well as conditions in our business and our operating results; and those factors may affect our efforts to negotiate terms that are acceptable to us. Furthermore, if global economic, industry, political or other market conditions adversely affect the financial institutions that provide credit to us, our ability to establish or draw upon our credit facility, or refinance borrowings as they mature, may be impacted. In addition, a downgrade in our credit rating could increase the cost of our borrowings or their refinancing, limit access to sources of financing or lead to other adverse consequences such as requirements for liens or other forms of financial assurance. If adequate funds are not available, or are not available on acceptable terms, we may be unable to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.
In addition, adverse credit and financial market conditions, including increasing or continued high interest rates potentially as a result to the Proposed Tariffs, also adversely affect our clients' and our partners' borrowing capacity, which could result in contract cancellations or suspensions, project award and execution delays, payment delays or defaults by our clients. These disruptions could materially impact us.
The agreements governing our debt contain a number of restrictive covenants that limit our ability to engage in activities that may be in our interest or that create shareholder value.
Our credit facility and the indentures governing our debt contain a number of significant covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect and, in many respects, limit or prohibit, among other things, our ability and the ability of some of our subsidiaries to:
•incur additional indebtedness;
•create liens;
•pay dividends and make other distributions in respect of our equity securities;
•make investments or other restricted payments;

•sell assets;
•enter into transactions with affiliates; and
•effect mergers or consolidations.
In addition, our credit facility requires us to maintain specified financial covenants. A breach of any of these covenants could result in a default. If a default occurs, the relevant lenders could elect to accelerate payments due. If our operating performance declines, or if we are unable to comply with any covenant, we may need to obtain amendments to our credit agreements or waivers from the lenders to avoid default. These factors could have a material adverse effect on us.
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
Our ability to service our debt will depend on our future operating performance and financial results, which may be subject to factors beyond our control, including general economic, financial and business conditions. If we do not have sufficient cash flow to service our debt, we may need to refinance all or part of our existing debt, borrow more money or sell securities or assets, some or all of which may not be available to us at acceptable terms or at all. In addition, we may need to incur additional debt in the future in the ordinary course. Although the terms of our credit agreements and our indentures allow us to incur additional debt, there are limitations which may preclude us from incurring the desired amount.
We may be unable to win new contract awards if we cannot provide clients with financial assurances.
It is a common industry practice for clients to require us to provide surety bonds, letters of credit, bank guarantees or other forms of financial assurance as credit enhancements. Surety bonds, letters of credit or guarantees indemnify our clients if we fail to perform our contractual obligations. Historically, we have had strong surety bonding capacity due to our credit ratings, but bonding is provided at the surety's sole discretion. In addition, because of the overall limitations in worldwide bonding capacity, we may find it difficult to access sufficient surety bonding capacity to meet our total surety bonding needs. For letters of credit, we have historically had adequate capacity under our existing credit facility, but any capacity that may be required in excess of our credit limits would be at our lenders' sole discretion. Failure to provide credit enhancements on terms required by a client may result in an inability to compete for or win a project.
Legal and Regulatory Risks
We are involved in litigation and regulatory proceedings, potential liability claims and contract disputes that may have a material impact on us.
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

In other legal or regulatory proceedings, liability claims or contract disputes, we may be covered by indemnification agreements that may at times be difficult to enforce. Even if enforceable, it may be difficult to recover under these agreements if the indemnitor does not have the ability to financially support the indemnity. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur, including for monetary damages. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed. Such proceedings can also be costly, time-consuming, disruptive to operations and distracting to management, regardless of the outcome. Our estimates regarding loss contingencies related to pending proceedings may not be accurate, and we could be required to pay significantly more for certain proceedings than we currently anticipate.
Our failure to recover adequately on claims against clients, subcontractors or suppliers for payment or performance could have a material effect on us.
We occasionally bring claims against clients and partners for additional costs exceeding the contract price or for amounts not included in the original contract price. Similarly, we present change orders and claims to our subcontractors and suppliers. If we fail to properly provide notice or document the nature of change orders or claims, or are otherwise unsuccessful in negotiating a reasonable settlement, we could incur reduced profits, cost overruns and in some cases a loss on the project. These types of claims can occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional cost. These claims can result in lengthy and costly proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and while unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials or others for the purpose of obtaining or retaining business. We operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices, and our policies mandating compliance with these anti-bribery laws may not be effective. There is no assurance that our efforts to train our personnel concerning anti-bribery laws and issues, our efforts to inform our partners, subcontractors, suppliers, agents and others who work for us or on our behalf, or our internal controls and procedures to monitor compliance will always protect us from possible reckless or criminal acts committed by our employees or agents. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others including our partners, agents, subcontractors or suppliers), we could suffer from criminal or civil penalties or other sanctions, including contract cancellations or debarment, and damaged reputation, any of which could have a material adverse effect on us. Litigation or investigations relating to alleged or suspected violations of anti-bribery laws, even if ultimately such litigation or investigations demonstrate that we did not violate anti-bribery laws, could be costly and could distract management.
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
Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with anti-corruption, export control and environmental regulations; federal procurement regulations, regulations regarding the pricing of labor and other costs in government contracts and regulations regarding the protection of sensitive government information; regulations on lobbying or similar activities; regulations pertaining to the ICFR; and various other applicable laws or regulations. The policies and precautions we take to prevent and detect fraud, misconduct or failures to comply with applicable laws and regulations may not be effective, and we could face unknown risks or losses. Failure to comply with applicable laws or regulations or acts of fraud or misconduct could subject us to fines and penalties, cancellation of contracts, loss of security clearance and suspension or debarment from contracting with government agencies, which could damage our reputation, weaken our ability to win contracts and have a material adverse impact on us.
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
We are subject to a number of regulations such as those from the U.S. Nuclear Regulatory Commission and non-U.S. regulatory bodies, such as the International Atomic Energy Commission and the European Union, which can have a substantial effect on our nuclear-related projects. Delays in receiving necessary approvals, permits or licenses, the failure to maintain sufficient compliance programs, and other problems encountered during construction (including changes to such regulatory requirements) could have an adverse effect on us.
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
We may in the future issue additional equity securities to pay for potential acquisitions or to otherwise fund our corporate initiatives. If we do issue additional equity securities, the issuance may dilute our earnings per share and stockholders' percentage ownership, to the extent that our existing shareholders do not participate in the issuance.
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
To manage risks associated with third-party service providers, we typically require new vendors with access to our computing environment or access to confidential or sensitive data to undergo a risk assessment from our information security team. We conduct periodic reviews of these vendors to evaluate compliance with our cybersecurity policies. We strive to ensure that our contracts with such vendors require them to maintain security controls in line with industry best practices, applicable laws and our policies. We rely on vendors to notify us in a timely manner of material cybersecurity incidents, by virtue of the documents governing their relationship with us or applicable law.
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
Our Audit Committee, which is responsible for oversight of cybersecurity risks, periodically reviews and discusses with management, including the Chief Information Officer ("CIO") and the Chief Information Security Officer ("CISO"), risk issues associated with cybersecurity and policies and controls intended to mitigate those risks.
Our CISO, who has extensive cybersecurity knowledge and skills gained from over 25 years of work experience, heads the team responsible for cybersecurity. Our CISO’s team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards and processes. The team includes senior professionals, many with more than 15 years of cybersecurity expertise and industry certifications such as Certified Information Security Systems Professional, CompTIA Security+, Global Information Assurance Certification, and Certified Ethical Hacker. Members of the team are provided with opportunities to attend external training, conferences, and other events to keep abreast of the latest cybersecurity trends. Our CISO receives ongoing updates from his team regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents.
Our CISO meets with our Audit Committee at least annually to discuss cybersecurity risk and related issues. These meetings may encompass a broad range of topics, including:
•cybersecurity initiatives and strategies,
•cybersecurity events,
•emerging threats,
•regulatory requirements, and
•industry standards.
In the event of a cybersecurity incident, we have an incident response plan which sets forth a framework to report and document such incidents to our cybersecurity incident response team. This framework aims to enable the response team to take actions to monitor, mitigate and remediate such incidents in a timely manner. Cybersecurity incidents are regularly reported to the CIO and CISO and certain critical events are reported to the CEO and the crisis management team comprised of senior executives. We also have protocols in place by which certain cybersecurity incidents are reported to the Board of Directors as part of their oversight of cybersecurity matters.
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
Item 2.    Properties
Major Facilities
Our global operations span 3.7 million rentable square feet across both owned and leased properties, reflecting a strategic 52% reduction from last year. This decrease is primarily due to our exit from the Sugar Land, Texas facility and the sale of our Stork business in continental Europe. These actions underscore our ongoing commitment to optimizing our footprint and enhancing operational efficiency.
Our executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas. Given the dynamic nature of our business, the extent of facility utilization by specific segment varies and cannot be precisely stated. Additionally, some of our properties are leased or subleased to third-party tenants.
In addition to our significant facilities, we lease or own a number of individually smaller offices, warehouses and equipment yards strategically located worldwide. We also own or lease fabrication yards in China and Mexico through various joint ventures. While we maintain a global presence, the following summarizes our more significant existing facilities:

Location	Interest
United States:
Greenville, South Carolina	Owned
Houston, Texas	Leased
Irving, Texas (Corporate Headquarters)	Owned
Southern California (Aliso Viejo and Long Beach)	Leased
Canada:
Calgary, Alberta	Owned
Vancouver, British Columbia	Leased
Latin America:
Santiago, Chile	Owned and Leased
Europe, Africa and the Middle East:
Al Khobar, Saudi Arabia	Owned
Amsterdam, Netherlands	Owned
Farnborough, England	Owned and Leased
Gliwice, Poland	Owned
Johannesburg, South Africa	Leased
Asia and Pacific Region:
Manila, Philippines	Owned and Leased
New Delhi, India	Leased
Perth, Australia	Leased
Shanghai, China	Leased

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
Item 4.    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

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
At January 31, 2025, there were 3,426 stockholders of record of our common stock.
Issuer Purchases of Equity Securities
The following table provides information for the 3 months ended December 31, 2024 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1 – October 31, 2024	—	$—	—	10,513,093
November 1 – November 30, 2024	—	—	—	30,513,093
December 1 – December 31, 2024	2,353,280	53.05	2,353,280	28,159,813
Total	2,353,280	$—	2,353,280
_______________________________________________________________________________
(1)Consists of 2,353,280 shares of stock repurchased and canceled by us under our stock repurchase program for total consideration of $125 million.
(2)The share repurchase program was originally announced on November 3, 2011 and, as amended, totals 66,000,000 shares as of December 31, 2024, including 20,000,000 shares incrementally authorized by the Board in November 2024. We may repurchase shares from time to time in open market or privately negotiated transactions, including through pre-arranged trading programs, at our discretion, subject to market conditions and other factors and at such time and in amounts that we deem appropriate. The share repurchase program has no fixed expiration date.
Performance Graph
Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. Dollars, for the calendar years ended December 31, 2020, 2021, 2022, 2023 and 2024 of $100 invested on December 31, 2019 in our common stock, the S&P MidCap 400 Index and the Dow Jones Heavy Construction Industry Group Index.

	Year Ended December 31,
	2019	2020	2021	2022	2023	2024
Fluor Corporation	$100.00	$85.49	$132.60	$185.55	$209.69	$264.03
S&P MidCap 400 Index	$100.00	$113.65	$141.76	$123.19	$143.38	$163.30
Dow Jones Heavy Construction Industry Group Index	$100.00	$121.42	$181.81	$209.17	$251.72	$354.86
Item 6. [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements. A discussion and analysis of the operating results of 2023 compared to 2022 are included in our 2023 10-K and have not been repeated in this 10-K.
Developments in Our Business
In the first quarter of 2024, we completed the sale of Stork's operations in continental Europe. During April 2024, we also entered into a definitive agreement to sell Stork's U.K. operations, which we completed in the first quarter of 2025. The sale did not meet the requirements for discontinued operations as of December 31, 2024 and will not have a material impact on the financial statements. In the third quarter of 2024, we decided to close our Stork operations in Trinidad and Tobago which required us to take a $7 million severance charge. After completing the wind down of the Trinidad and Tobago operations, Stork's divestiture will be complete.
Beginning in October 2024, based principally on their equity sales, we no longer met the criteria to consolidate NuScale. As a consequence, their results for all periods prior to October 2024 were consolidated, but we deconsolidated NuScale after that date and recognized a pre-tax gain of $1.6 billion in the fourth quarter of 2024, based on a stock price of $13.15 for our 126 million shares. We recognize the fair value of our investment in NuScale on a mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates, which resulted in an additional pre-tax gain of $604 million for the fourth quarter of 2024. After its deconsolidation, NuScale is included in equity method earnings on our statement of operations.

Results of Operations

	YEAR ENDED DECEMBER 31,
(in millions)	2024		2023		2022
Revenue
Urban Solutions	$7,239		$5,262		$4,373
Energy Solutions	5,976		6,307		5,872
Mission Solutions	2,594		2,655		2,289
Other	506		1,250		1,210
Total revenue	$16,315		$15,474		$13,744

Segment profit (loss) $ and margin %
Urban Solutions	$304	4.2%	$268	5.1%	$17	0.4%
Energy Solutions	256	4.3%	381	6.0%	301	5.1%
Mission Solutions	153	5.9%	116	4.4%	136	5.9%
Other	(78)	NM	(228)	NM	(27)	NM
Total segment profit $ and margin %(1)	$635	3.9%	$537	3.5%	$427	3.1%

G&A	(203)		(232)		(237)
Impairment	—		—		24
Gain on pension settlement	—		—		42
Foreign currency gain (loss)	92		(98)		25
Interest income (expense), net	150		168		35
Earnings (loss) attributable to NCI	(61)		(60)		(72)
Earnings before taxes	613		315		244
Income tax expense (including $376 million attributable to equity method earnings in 2024)	(634)		(236)		(171)
Net earnings before equity method earnings	(21)		79		73
Equity method earnings	2,105		—		—
Net earnings	2,084		79		73
Less: Net earnings (loss) attributable to NCI	(61)		(60)		(72)
Net earnings attributable to Fluor	2,145		139		145

Less: Dividends on CPS	—		29		39
Less: Make-whole payment on conversion of CPS	—		27		—
Net earnings available to Fluor common stockholders	$2,145		$83		$106

New awards
Urban Solutions	$9,493		$10,141		$6,900
Energy Solutions	3,246		6,871		6,512
Mission Solutions	1,910		1,055		5,347
Other	474		1,461		1,056
Total new awards	$15,123		$19,528		$19,815

New awards related to projects located outside of the U.S.	38%		76%		46%

(in millions)	December 31, 2024		December 31, 2023
Backlog (2)(3)
Urban Solutions	$17,749		$14,848
Energy Solutions	7,605		9,722
Mission Solutions	2,727		3,945
Other	403		926
Total backlog	$28,484		$29,441

Backlog related to projects located outside of the U.S.	55%		62%
Backlog related to reimbursable projects	79%		76%

(1)Total segment profit and margin are non-GAAP financial measures. We believe that total segment profit provides a meaningful perspective on our results as it is the aggregation of individual segment profit measures that we use to evaluate and manage our performance.
(2)Backlog represents the total amount of revenue we expect to record in the future based upon contracts that have been awarded to us. Backlog is stated in terms of gross revenues and may include significant estimated amounts of third-party, subcontracted, CFM and pass-through costs as well as other forms of variable consideration. For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture's backlog. We recognize new awards into backlog when we and our client have approved the contract (written or verbal) and are committed to perform our respective obligations. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog differs from RUPO discussed elsewhere in this 10-K. Backlog includes the amount of revenue we expect to recognize under ongoing operations and maintenance contracts for the remainder of the current year renewal period plus up to 3 additional years if renewal is considered to be probable, while RUPO includes only the amount of revenue we expect to recognize under contracts with definite terms and substantive termination provisions. In 2025, we expect to execute approximately half of our ending 2024 backlog.
(3)Includes backlog of $702 million and $1.3 billion for legacy projects in a loss position as of December 31, 2024 and 2023, respectively.
Consolidated revenue increased in 2024 primarily driven by an increase in execution activities on several recently awarded projects in our Urban Solutions segment partially offset by revenue declines in Energy Solutions and Mission Solutions.
Earnings before taxes significantly improved in 2024 driven by an increase in execution activities on recently awarded life sciences and mining projects as well as the completion or resolution of certain legacy projects in 2024, partially offset by declines in profit due to the recognition of inflation-adjusted variable consideration on certain projects in 2023. The improvement in earnings before taxes in 2024 was also attributable to losses recognized in 2023 on the sales of our AMECO and Stork businesses in Latin America. Further, earnings before taxes in 2024 included a foreign currency gain compared to a loss in 2023.
Net earnings excluding amounts attributable to equity method earnings were as follows:

	YEAR ENDED DECEMBER 31,
(in millions)	2024

Earnings before taxes	$613

Income tax expense	(634)
Less: Income tax expense attributable to equity method earnings	376
Income tax expense and effective tax rate, excluding amount attributable to equity method earnings	(258)	42%

Net earnings excluding amount attributable to equity method earnings	$355

Equity method earnings	$2,105
Income tax expense and effective tax rate attributable to equity method earnings	(376)	18%
Equity method earnings, net of related income tax expense	$1,729

Net earnings	$2,084

The effective tax rate on earnings was 103%, 75% and 70% for 2024, 2023 and 2022, respectively. A reconciliation of U.S. statutory federal tax expense to total income tax expense follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
U.S. statutory federal tax expense	$571	$66	$51
Increase (decrease) in taxes resulting from:
State and local income taxes	66	6	—
Goodwill Impairment	—	—	10
Sale of foreign subsidiaries	—	(10)	—
NCI	13	13	15
Foreign tax differential, net	53	48	(106)
Valuation allowance, net	(97)	122	194
Other, net	28	(9)	7
Total income tax expense	$634	$236	$171
In 2024, we received refunds of $169 million, including interest, from the IRS attributable to the 2013 tax year that was originally recognized as a receivable in 2020 pursuant to the CARES Act.
Beginning in January 2024, many non-US tax jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion Model Rules, also known as Pillar Two. Pillar Two establishes a global minimum tax of 15% on large multinational corporations. We considered the applicable tax law changes in the countries in which we operate and have determined that there is no material impact to our tax provision in 2024. We will continue to evaluate the impact of these tax law changes on future periods.
Our results were significantly impacted by evolving foreign currency rates in 2024. During 2024, the U.S. dollar appreciated against the Euro, British Pound, Canadian Dollar and Mexican Peso.
Our profit margin percentages may be favorably or unfavorably impacted by a change in the amount of CFM recorded. We record revenue on a gross basis, including CFM when we have concluded that we are a principal with respect to such materials and services, though the timing of CFM receipt can significantly impact completion percentage.
Segment Operations
We are one of the larger technical and professional services firms providing engineering and design, project management, procurement, construction, operations and maintenance, and fabrication and modularization services.
Urban Solutions
Revenue in 2024 significantly increased compared to 2023 primarily due to the ramp up of execution activities on several recently awarded projects including two life sciences projects, a large metals project, a green steel project and a large mining project.
Segment profit increased in 2024 due to the ramp up of several recently awarded projects, partially offset by cost growth on an infrastructure project. Segment profit in 2024 included an agreement to the terms of a change order on a legacy infrastructure project compared to a $59 million charge for rework associated with subcontractor design errors and related schedule impacts on the same project during 2023. Further, segment profit in 2023 included the favorable settlement of a claim on an international bridge project. The changes in segment profit margin in 2024 reflect these same factors.
New awards in 2024 included a large life sciences project, an incremental award on a large metals project as well as several significant contract extensions for Plant & Facility Services. Backlog increased during 2024 due to these 2 large awards. Our staffing business does not report new awards or backlog.
Results for the fourth quarter of 2024. Segment profit in the fourth quarter of 2024 significantly decreased due to the favorable settlement of a claim on an international bridge project during 2023.

Energy Solutions
Revenue declined during 2024 primarily due to a decline in execution activity for several projects nearing completion, a deferral of revenue recognized on a large project due to reduced productivity and lower revenue on our refinery projects in Mexico as well as revenue on inflation-adjusted variable consideration recognized in 2023. The decreases in revenue during 2024 were partially offset by the ramp up of execution activities on 3 chemicals projects.
Segment profit declined in 2024 primarily due to the initial recognition of inflation-adjusted variable consideration on certain downstream projects during 2023. Segment profit in 2024 was also impacted by cost growth related to schedule delays and reduced productivity on a large project in the late stages of execution. We recognized a positive adjustment upon the negotiation of change orders on the same project in 2023. Further, cost growth on a construction-only subcontract executed by our joint venture in Mexico resulted in charges totaling $66 million during 2024. The decrease in segment profit during 2024 was partially offset by final negotiations and handover of a large upstream legacy project which was completed during the second quarter of 2024. We recorded $91 million for cost growth on the now-completed project during 2023. Segment profit in 2024 also included gains of $47 million on embedded foreign currency derivatives compared to a loss of $17 million in 2023. The changes in segment profit margin in 2024 reflect these same factors.
New awards and backlog were lower in 2024 compared to 2023. New awards booked during 2024 included a full notice to proceed on a downstream project in Mexico. Backlog declined during 2024 due to the execution pace exceeding new award activity.
Results for the fourth quarter of 2024. Segment profit in the fourth quarter of 2024 significantly increased which reflected $33 million for cost growth and schedule extension in 2023 on the now-completed, large upstream legacy project.
Mission Solutions
Revenue declined slightly during 2024 compared to 2023 primarily due to the cancellation of a project in late 2023.
Segment profit and profit margin significantly improved during 2024 primarily due to the recognition of a $30 million charge in 2023 for cost growth associated with schedule delays on a weapons facility project that is now complete. The increase in segment profit and profit margin in 2024 was further driven by improved performance on 2 DOE contracts in 2024, partially offset by the cancellation of the aforementioned project.
New awards increased during 2024 compared to 2023 due to task order contracts awarded under the Air Force Contract Augmentation Program V as well as contract extension awards at two DOE sites. Backlog included $665 million and $2.7 billion of unfunded government contracts as of December 31, 2024 and 2023, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods. For example, our new awards and backlog does not reflect the Pantex management and operations contract, recently awarded to a joint venture in which we have significant influence but a noncontrolling interest. The estimated value of the contract to the joint venture is $30 billion, if all of the 5-year options are exercised.
Other
Other includes the operations of NuScale prior to deconsolidation and the operations of the remaining Stork and AMECO business prior to their sale.

	YEAR ENDED DECEMBER 31,
(in millions)	2024	2023	2022
NuScale (1)	$(100)	$(106)	$(73)
Stork	23	(55)	45
AMECO	(1)	(67)	1
Segment profit (loss)	$(78)	$(228)	$(27)

(1)NuScale expenses included in the determination of segment profit were as follows:
NuScale expenses	$(196)	$(246)	$(179)
Less: DOE reimbursable expenses	12	64	74
NuScale expenses, net	(184)	(182)	(105)
Less: Attributable to NCI	84	76	32
NuScale profit (loss)	$(100)	$(106)	$(73)

Segment profit in 2024 includes a $7 million charge for severance expected upon liquidation of Stork's operations in Trinidad and Tobago as well as an $11 million gain on the sale of Stork's operations in continental Europe. We completed the sale of Stork's U.K. operations in the first quarter of 2025. With the completion of the Stork U.K. divestiture, we expect the results of this segment to be immaterial in 2025.
Segment profit in 2023 includes a $60 million negative earnings impact on the sale of our AMECO South America business (including $35 million for foreign currency translation) and a $93 million negative earnings impact on the sale of our Stork business in Latin America (including cash paid to the buyer of $31 million and $33 million for foreign currency translation).
G&A

	YEAR ENDED DECEMBER 31,
(in millions)	2024	2023	2022
G&A
Compensation	$143	$165	$145
Facilities	15	14	16
Exit costs	13	6	7
SEC investigation	—	1	38
Reserve for legacy legal claims	—	3	5
Severance	—	5	1
Gain on sale of land and buildings	—	—	(11)
All other	32	38	36
G&A	$203	$232	$237
The decrease in compensation expense in 2024 was primarily driven by lower performance-based compensation. The increase in exit costs in 2024 was driven by the Stork divestiture.
Net Interest Income (Expense)
The decrease in net interest income during 2024 was primarily due to a decrease in 2024 interest rates earned on cash deposits including at our joint ventures in Canada and Mexico as well as the interest savings following the extinguishment of our 2024 Notes at the end of 2023.
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
Fair Value Measurements. We are required to use fair value measurement techniques with inputs that require the use of estimates and involve significant judgment for our impairment testing and in measuring held for sale assets. We estimate the fair value of our assets by considering the results of either the income-based or market-based valuation approach. Under the income approach, we prepare a discounted cash flow valuation model using recent forecasts and compare the estimated fair value of each asset to its carrying value. Cash flow forecasts are discounted using the appropriate weighted-average cost of capital at the date of evaluation. The weighted-average cost of capital is comprised of the cost of equity and the cost of debt with a weighting for each that reflects our current capital structure which can be impacted by volatility in interest rates. Preparation of long-term forecasts involve significant judgments involving consideration of our backlog, expected future awards, customer attrition, working capital assumptions, and general market trends and conditions. Significant changes in these forecasts or any valuation assumptions, such as the discount rate selected, could affect the estimated fair value of our assets and could result in impairment expenses. Under the market approach, we consider market information such as multiples of comparable publicly traded companies and/or completed sales transactions to develop or validate our fair value conclusions, when appropriate and available.
We elected the fair value option of accounting for our investment in NuScale that would have otherwise been recorded under the equity method of accounting. We recognize the fair value of our investment in NuScale on a mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates, which may subject our consolidated earnings to volatility. No estimates are used in the determination of the fair value of our investment in NuScale.
Recent Accounting Pronouncements
Item is described more fully in the Notes to Financial Statements.
Litigation and Matters in Dispute Resolution
Item is described more fully in the Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity arises from available cash and cash equivalents and marketable securities, cash generated from operations, capacity under our credit facility and, when necessary, access to capital markets. We have committed and uncommitted lines of credit available for revolving loans and letters of credit. We believe that for at least the next 12 months, anticipated cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements and debt maturities. We regularly review our sources and uses of liquidity and may pursue opportunities to address our liquidity needs.
Our credit facility contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, which is a one notch downgrade from both agencies' current ratings. If we are required to provide collateral, it would consist broadly of liens on our U.S. assets.
As of December 31, 2024, letters of credit totaling $483 million were outstanding under our $1.8 billion credit facility, which was amended in February 2025 to increase the facility to $2.2 billion and extend the maturity to February 2028. The prior and amended credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, based upon total shareholders' equity excluding AOCI, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. Borrowings under the facility, which may be denominated in USD, EUR or GBP, bear interest at a base rate, plus an applicable borrowing margin. As of December 31, 2024 and through the issuance of this 10-K, we had not made any borrowings under our credit line. We have a sublimit of up to $1.0 billion in aggregate cash advances and financial letters of credit available to us under our credit facility with a current borrowing capacity of $834 million.
Cash and cash equivalents combined with marketable securities were $3.0 billion and $2.6 billion as of December 31, 2024 and 2023, respectively. Our cash balance as of December 31, 2023 includes cash held by NuScale of $118 million. With the deconsolidation of NuScale beginning in October 2024, cash balances held by NuScale are no longer included in our cash and cash equivalents. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.1 billion as of both December 31, 2024 and 2023. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $333 million and $491 million as of December 31, 2024 and 2023, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $79 million and $80 million as of December 31, 2024 and 2023, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of December 31, 2024 and 2023, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.
In December 2024, we used $125 million to repurchase and cancel 2,353,280 shares of common stock under our repurchase program. Over 28,000,000 shares could still be purchased under the repurchase program as of December 31, 2024. Between January 1, 2025 and February 14, 2025, we repurchased and canceled approximately 0.7 million shares of our common stock for $37 million. We will continue to repurchase shares of our stock throughout 2025 to return capital to our shareholders.

	Year Ended December 31,
(in millions)	2024	2023	2022
OPERATING CASH FLOW	$828	$212	$31

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	(60)	(141)	(64)
Capital expenditures	(164)	(106)	(75)
NuScale cash deconsolidated	(131)	—	—
Proceeds from sales of assets (net of cash divested)	82	(5)	95
Investments in partnerships and joint ventures	(93)	(33)	(53)
Return of capital from partnerships and joint ventures	34	8	19
Other	(1)	—	—
Investing cash flow	(333)	(277)	(78)

FINANCING CASH FLOW
Repurchase of common stock	(125)	—	—
Proceeds from issuance of 2029 Notes, net of issuance costs	—	560	—
Capped call transactions related to 2029 Notes	—	(73)	—
Purchases and retirement of debt	(57)	(249)	(41)
Proceeds from NuScale de-SPAC transaction	—	—	341
Proceeds from sale of NuScale interest	80	—	107
Dividends paid on CPS	—	(29)	(39)
Make-whole payment on conversion of CPS	—	(27)	—
Distributions paid to NCI	(14)	(53)	(60)
Capital contributions by NCI	—	10	21
Other	—	(12)	(14)
Financing cash flow	(116)	127	315

Effect of exchange rate changes on cash	(69)	18	(38)
Increase in cash and cash equivalents	310	80	230
Cash and cash equivalents at beginning of year	2,519	2,439	2,209
Cash and cash equivalents at end of year	$2,829	$2,519	$2,439

Cash paid during the year for:
Interest	$42	$53	$54
Income taxes (net of refunds)	13	169	99
Noncash investing and financing activities:
Marketable securities transferred to trustee to discharge the 2024 Notes	$—	$262	$—
Debt assumed by buyer of Stork Latin America	—	19	—
Operating Activities
Cash flows from operating activities result primarily from our core EPC activities and are affected by our earnings level and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project and the payments terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our lump-sum projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of December 31, 2024, our backlog included $702 million for ongoing legacy projects in a loss position, including approximately $237 million of estimated unfunded losses associated therewith. The comparable amounts in 2023 were $1.3 billion of backlog and $344 million of unfunded losses.

Our operating cash flow for 2024 significantly improved driven by decreases in working capital on several large projects. The improvement in operating cash flow was also attributable to customer payments on several large projects, distributions from joint ventures of $367 million and refunds of $169 million, including interest, from the IRS attributable to the 2013 tax year that was originally recognized as a receivable in 2020 pursuant to the CARES Act. We also funded an estimated $99 million on loss projects during 2024.
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
Capital expenditures in 2024 were primarily related to improvements to our new office lease in Houston compared to expenditures for construction equipment and investments in IT in 2023.
Proceeds from sales of assets during 2024 included $67 million for the sale of our Stork's European business compared to $17 million for the sale of our AMECO South America business in 2023.
Investments in unconsolidated partnerships and joint ventures in 2024 included capital contributions to 3 infrastructure joint ventures and an Energy Solutions joint venture compared to capital contributions to 3 infrastructure joint ventures and a Mission Solutions joint venture in 2023.
Return of capital from partnerships and joint ventures in 2024 included capital distribution from an infrastructure joint venture.
Financing Activities
We have a stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. In November 2024, the Board authorized an additional 20,000,000 shares to the repurchase program. In December 2024, we repurchased 2,353,280 shares of common stock under the repurchase program for total consideration of $125 million. As of December 31, 2024, over 28,000,000 shares could still be purchased under the repurchase program.
Key provisions of our debt and debt-related matters are described in the notes to the financial statements. During 2024, we redeemed $57 million of aggregate outstanding 2028 Notes. During 2023, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million and completed a tender offer in which we repurchased $115 million of outstanding 2024 Notes, excluding accrued interest, for consideration of $975.03 per $1,000 principal amount of the notes.
In August 2023, we issued our 1.125% Convertible Senior Notes (the “2029 Notes”). The conversion rate for the 2029 Notes is 22.0420 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $45.37 per share. Holders may convert their 2029 Notes any time before May 2029 under the following conditions:

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
Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in 2024 related to a Mission Solutions joint venture.
During 2024, prior to deconsolidation, NuScale received $80 million in proceeds from the issuance of their common stock.
Letters of Credit
As of December 31, 2024, letters of credit totaling $483 million were outstanding under committed lines of credit. As of December 31, 2024, letters of credit totaling $944 million were outstanding under uncommitted lines of credit including letters of credit totaling $344 million for two lump-sum projects in Kuwait that are substantially complete except for the resolution of unapproved change orders and extension of time claims. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $16 billion as of December 31, 2024.
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
Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate ICFR that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our management, including our CEO and CFO, conducted an assessment of the effectiveness of our ICFR as of December 31, 2024 based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) and concluded that our ICFR was effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our ICFR. Their report follows this management report.
Changes in Internal Control over Financial Reporting
There have been no changes in our ICFR during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our ICFR.
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fluor Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Fluor Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fluor Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas

February 18, 2025

Item 9B.    Other Information
Amended and Restated Revolving Loan and Letter of Credit Facility Agreement
On February 14, 2025, we amended and restated our existing credit facility (the "Prior Facility") by entering into the $2,200,000,000 Fourth Amended and Restated Revolving Loan and Letter of Credit Facility Agreement (the "Amended Credit Facility") dated as of February 14, 2025 among us, BNP Paribas, as Administrative Agent, and other lenders party thereto.

The Amended Credit Facility extends the maturity date to February 17, 2028 and increases the size of the facility to $2.2 billion. The Amended Credit Facility contains customary financial and restrictive covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold, as defined in the Amended Credit Facility, of $1.175 billion, which may be reduced to $1.00 billion upon the repayment of debt. The minimum liquidity threshold was reduced from $1.25 billion in the Prior Facility. The other restrictive covenants are unchanged from the covenants in the Prior Facility.

The foregoing description of the amendments made to the Prior Facility through the execution of the Amended Credit Facility does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended Credit Facility, a copy of which will be filed as an exhibit to our Form 10-Q for the quarter ended March 31, 2025.
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2024, the following individuals adopted Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) intending to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act:
•On November 16, 2024, David E. Constable, Chairman and Chief Executive Officer, adopted a 10b5-1 trading arrangement providing for the sale of up to 190,600 shares of common stock, subject to certain conditions, which will terminate on December 31, 2025.
•On December 5, 2024, Alvin C. Collins III, Group President, Corporate Development and Sustainability, adopted a 10b5-1 trading arrangement providing for the sale of up to 18,920 shares of common stock and the exercise of up to 2,988 stock options (including the sale of the underlying shares of common stock), subject to certain conditions, which will terminate on January 23, 2026.
•On December 9, 2024, Stacy L. Dillow, Executive Vice President and Chief Human Resources Officer, adopted a 10b5-1 trading arrangement providing for the sale of up to 30,030 shares of common stock, subject to certain conditions, which will terminate on January 23, 2026.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors, Executive Officers, Promoters and Control Persons
The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year (our "Proxy Statement") and is incorporated herein by reference. The information required by Paragraph (b) of Item 401 of Regulation S-K, as well as the information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers, is set forth herein at Part I, Item 1 of this 2024 10-K under the heading "Information about our Executive Officers."
Code of Ethics
We have long maintained and enforced a Code of Business Conduct and Ethics that applies to all employees, including our CEO, CFO and CAO. A copy of our Code of Business Conduct and Ethics, as amended, has been posted on the "Compliance and Ethics" portion of our website (www.fluor.com).
We intend to continue to disclose any changes or amendments to our code of ethics or waivers from our code of ethics applicable to our CEO, CFO and CAO by posting such changes or waivers to our website within 4 business days of any amendment or waiver.
Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and contractors that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable exchange listing standards. We also comply with all applicable laws (including appropriate approvals by the Board of Directors or appropriate committee if required) when engaging in transactions in our own securities. A copy of our insider trading policy is filed as Exhibit 19.1 to this 2024 10-K.
Corporate Governance
We have adopted corporate governance guidelines, which are available under "Governance" on our website (www.fluor.com). Information regarding the Audit Committee is hereby incorporated by reference from the information that will be contained in our Proxy Statement.
Item 11.    Executive Compensation
Information required by this item will be included in our Proxy Statement, which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2024 with respect to the shares of common stock that may be issued under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by stockholders(1)	5,281,235	$34.40(3)	7,423,078
Equity compensation plans not approved by stockholders(2)	306,572	$16.55(3)	—
Total	5,587,807		7,423,078
_______________________________________________________________________________
(1)Consists of (a) the Amended and Restated 2008 Executive Performance Incentive Plan, under which 1,270,929 shares are issuable upon exercise of outstanding options, and under which no shares remain for future issuance; (b) the 2017

Performance Incentive Plan, under which 935,781 shares are issuable upon exercise of outstanding options, and under which no shares remain available for issuance; (c) the 2020 Performance Incentive Plan, under which 1,079,360 shares are issuable upon exercise of outstanding options, 811,411 shares are issuable upon vesting of outstanding RSUs, 974,556 shares are issuable if specified performance targets are met under outstanding performance-based award units, and under which 7,423,078 remain available for issuance; (d) 10,976, 28,835 and 70,203 vested RSUs under the 2008 Executive Performance Plan, 2017 Performance Incentive Plan and 2020 Performance Incentive Plan, respectively, that were deferred by non-associate directors participating in the 409A Director Deferred Compensation Program that are distributable in the form of shares; and (e) 99,154 vested RSUs and performance-based award units deferred by executive officers under the 2008 Executive Performance Incentive Plan.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as part of this 2024 10-K:
1.Financial Statements:
Our consolidated financial statements at December 31, 2024 and 2023 and for each of the 3 years in the period ended December 31, 2024, together with the report of our independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this 2024 10-K, beginning on page F-1.
2.Financial Statement Schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
3.Exhibits:
NuScale is a significant equity method investment, and therefore, separate audited financial statements for NuScale are required to be included in the 2024 10-K. We intend to file a Form 10-K/A to include NuScale's audited financial statements for the year ended December 31, 2024.

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
10.3
Form of Option Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).**

10.4
Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 (Commission file number 333-217653) filed on May 4, 2017).**

10.5
Form of Option Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 3, 2018).**

10.6
Form of Option Agreement (2020 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on December 10, 2020).**

10.7
Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (Commission file number 333-251426) filed on December 17, 2020.**

10.8
Form of Option Agreement (2021 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2022).**

10.9
Form of Option Agreement (2022 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 6, 2022).**

10.10
Form of Option Agreement (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 5. 2023).**

10.11
Form of Option Agreement (2024 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 3. 2024).**

10.12
Form of Restricted Stock Unit Agreement (2022 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 6, 2022).**

10.13
Form of Restricted Stock Unit Agreement (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 5. 2023).**

10.14
Form of Restricted Stock Unit Agreement (2024 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 3. 2024).**

10.15
Form of Performance Award Agreement (2022 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 6, 2022).**

10.16
Form of Performance Award (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 5. 2023).**

10.17
Form of Performance Award (2024 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 3. 2024).**

10.18
Form of Stock Growth Incentive Agreement under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 3. 2024).**

10.19
Fluor Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 29, 2008).**

10.20
Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on November 2, 2017).**

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

10.33
Amendment No. 1 to the Third Amended and Restated Revolving Credit Agreement, dated as of August 7, 2023, by and among Fluor Corporation, the lenders party thereto from time to time, and BNP Paribas, as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on August 11, 2023).

10.34	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on August 11, 2023).
19.1	Insider Trading Policy
21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
95.1	Mine Safety Disclosure.*
97.1
Compensation Recoupment (Clawback) Policy for Executive Officers (incorporated by reference to Exhibit 97.1 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 20, 2024).* **

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit	Description
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's 2024 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________________
*    Exhibit filed with this report.
**    Management contract or compensatory plan or arrangement.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations for the years ended December 31, 2024, 2023 and 2022, (ii) the Consolidated Balance Sheet at December 31, 2024 and December 31, 2023, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2024, 2023 and 2022 and (iv) the Consolidated Statement of Equity for the years ended December 31, 2024, 2023 and 2022.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 2024 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ JOHN C. REGAN
John C. Regan, Chief Accounting Officer
February 18, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this 2024 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ DAVID E. CONSTABLE
David E. Constable	Chairman and Chief Executive Officer	February 18, 2025

Principal Financial Officer:
/s/ JOSEPH L. BRENNAN
Joseph L. Brennan	Chief Financial Officer	February 18, 2025

Principal Accounting Officer:
/s/ JOHN C. REGAN
John C. Regan	Chief Accounting Officer	February 18, 2025

Other Directors:
/s/ ALAN M. BENNETT
Alan M. Bennett	Director	February 18, 2025

/s/ ROSEMARY T. BERKERY
Rosemary T. Berkery	Director	February 18, 2025

/s/ H. PAULETT EBERHART
H. Paulett Eberhart	Director	February 18, 2025

/s/ LISA GLATCH
Lisa Glatch	Director	February 18, 2025

/s/ JAMES T. HACKETT
James T. Hackett	Director	February 18, 2025

/s/ THOMAS C. LEPPERT
Thomas C. Leppert	Director	February 18, 2025

/s/ TERI P. MCCLURE
Teri P. McClure	Director	February 18, 2025

/s/ ARMANDO J. OLIVERA
Armando J. Olivera	Director	February 18, 2025

/s/ MATTHEW K. ROSE
Matthew K. Rose	Director	February 18, 2025

FLUOR CORPORATION

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fluor Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fluor Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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
As described in Note 2 to the consolidated financial statements, the Company recognizes engineering and construction contract revenue over time, as services are provided to satisfy performance obligations, based on the ratio of costs incurred to date compared to total estimated contract cost. Revenue recognition under this method is subject to judgment as it requires management to prepare estimates of total contract revenue and costs to complete in-process contracts.

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

Our audit procedures included, among others, evaluating the appropriate application of the Company’s revenue recognition method; testing significant assumptions used to develop the estimated variable consideration and costs to complete; and testing the completeness and accuracy of the underlying data. To assess the reasonableness of these estimates, we performed audit procedures that included, among others, agreeing the estimates to supporting documentation; conducting interviews with project personnel; observing select project review meetings; and performing sensitivity analyses or retrospective review using historical data and trends.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 1973.
Dallas, Texas

February 18, 2025

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Revenue	$16,315	$15,474	$13,744
Cost of revenue	(15,741)	(14,997)	(13,389)
Gross profit	574	477	355
G&A	(203)	(232)	(237)
Impairment	—	—	24
Gain on pension settlement	—	—	42
Foreign currency gain (loss)	92	(98)	25
Operating profit	463	147	209
Interest expense	(46)	(60)	(59)
Interest income	196	228	94
Earnings before taxes	613	315	244
Income tax expense (including $376 million attributable to equity method earnings in 2024)	(634)	(236)	(171)
Net earnings (loss) before equity method earnings	(21)	79	73
Equity method earnings	2,105	—	—
Net earnings	2,084	79	73
Less: Net earnings (loss) attributable to NCI	(61)	(60)	(72)
Net earnings attributable to Fluor	$2,145	$139	$145
Less: Dividends on CPS	—	29	39
Less: Make-whole payment on conversion of CPS	—	27	—
Net earnings available to Fluor common stockholders	$2,145	$83	$106

Basic EPS available to Fluor common stockholders	$12.48	$0.55	$0.75
Diluted EPS available to Fluor common stockholders	$12.30	$0.54	$0.73

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2024	2023	2022
Net earnings	2,084	79	73

OCI, net of tax:
Foreign currency translation adjustment	(60)	99	(27)
Ownership share of equity method investees' OCI	(13)	(7)	31
Other	(5)	2	(2)
Total OCI, net of tax	(78)	94	2
Comprehensive income	2,006	173	75
Less: Comprehensive income (loss) attributable to NCI	(57)	(63)	(47)
Comprehensive income attributable to Fluor	$2,063	$236	$122

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED BALANCE SHEET

(in millions, except share and per share amounts)	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents ($333 and $491 related to VIEs)	$2,829	$2,519
Marketable securities	130	69
Accounts receivable, net ($92 and $135 related to VIEs)	921	1,137
Contract assets ($130 and $171 related to VIEs)	1,138	991
Other current assets ($32 and $50 related to VIEs)	157	347
Total current assets	5,175	5,063

Noncurrent assets
PP&E, net ($46 and $41 related to VIEs)	494	458
Investments	2,828	614
Deferred taxes	30	51
Deferred compensation trusts	221	241
Goodwill	199	206
Other assets ($17 and $127 related to VIEs)	196	340
Total noncurrent assets	3,968	1,910
Total assets	$9,143	$6,973

LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($233 and $285 related to VIEs)	$1,220	$1,214
Contract liabilities ($278 and $276 related to VIEs)	684	639
Accrued salaries, wages and benefits ($18 and $25 related to VIEs)	640	653
Other accrued liabilities ($37 and $73 related to VIEs)	527	657
Total current liabilities	3,071	3,163

Long-term debt	1,104	1,158
Deferred taxes	468	70
Other noncurrent liabilities ($3 and $20 related to VIEs)	508	530

Contingencies and commitments

Equity
Shareholders' equity
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 169,228,759 and 170,405,512 shares in 2024 and 2023, respectively	2	2
APIC	1,174	1,228
AOCI	(351)	(269)
Retained earnings	3,124	979
Total shareholders' equity	3,949	1,940
NCI	43	112
Total equity	3,992	2,052
Total liabilities and equity	$9,143	$6,973
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2024	2023	2022
OPERATING CASH FLOW
Net earnings	$2,084	$79	$73
Adjustments to reconcile net earnings to operating cash flow:
Equity method earnings	(2,105)	—	—
Impairment	—	—	(24)
Gain on pension settlement	—	—	(42)
Depreciation and amortization	73	74	73
(Gain) loss on sales of assets (including Stork and AMECO)	(14)	150	(35)
Stock-based compensation	31	48	19
Deferred taxes	418	(13)	17
Changes in assets and liabilities	347	(114)	(46)
Other	(6)	(12)	(4)
Operating cash flow	828	212	31

INVESTING CASH FLOW
Purchases of marketable securities	(205)	(426)	(428)
Proceeds from sales and maturities of marketable securities	145	285	364
Capital expenditures	(164)	(106)	(75)
NuScale cash deconsolidated	(131)	—	—
Proceeds from sales of assets (net of cash divested)	82	(5)	95
Investments in partnerships and joint ventures	(93)	(33)	(53)
Return of capital from partnerships and joint ventures	34	8	19
Investing cash flow	(333)	(277)	(78)

FINANCING CASH FLOW
Repurchase of common stock	(125)	—	—
Proceeds from issuance of 2029 Notes, net of issuance costs	—	560	—
Capped call transactions related to 2029 Notes	—	(73)	—
Purchases and retirement of debt	(57)	(249)	(41)
Proceeds from NuScale de-SPAC transaction	—	—	341
Proceeds from sale of NuScale interest	80	—	107
Dividends paid on CPS	—	(29)	(39)
Make-whole payment on conversion of CPS	—	(27)	—
Distributions paid to NCI	(14)	(53)	(60)
Capital contributions by NCI	—	10	21
Other	—	(12)	(14)
Financing cash flow	(116)	127	315
Effect of exchange rate changes on cash	(69)	18	(38)
Increase in cash and cash equivalents	310	80	230
Cash and cash equivalents at beginning of year	2,519	2,439	2,209
Cash and cash equivalents at end of year	$2,829	$2,519	$2,439
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	1	$—	141	$1	$967	$(366)	$791	$1,393	$174	$1,567
Net earnings (loss)	—	—	—	—	—	—	145	145	(72)	73
OCI	—	—	—	—	—	1	—	1	1	2
Dividends on CPS ($65.00 per share)	—	—	—	—	—	—	(39)	(39)	—	(39)
Distributions by NCI, net of capital contributions	—	—	—	—	—	—	—	—	(39)	(39)
NuScale reverse recapitalization	—	—	—	—	147	—	—	147	145	292
Sale of NuScale units to NCI	—	—	—	—	107	—	—	107	—	107
Other NCI transactions	—	—	—	—	20	—	—	20	1	21
Stock-based plan activity	—	—	1	—	13	—	(1)	12	—	12
BALANCE AS OF DECEMBER 31, 2022	1	$—	142	$1	$1,254	$(365)	$896	$1,786	$210	$1,996
Net earnings (loss)	—	—	—	—	—	—	139	139	(60)	79
OCI	—	—	—	—	—	96	—	96	(2)	94
Dividends on CPS ($48.75 per share)	—	—	—	—	—	—	(29)	(29)	—	(29)
Conversion of CPS to common stock (including make-whole payment)	(1)	—	27	1	—	—	(27)	(26)	—	(26)
Capped call transactions related to 2029 Notes	—	—	—	—	(73)	—	—	(73)	—	(73)
Distributions to NCI, net of contributions	—	—	—	—	—	—	—	—	(43)	(43)
Other NCI transactions	—	—	—	—	14	—	—	14	7	21
Stock-based plan activity	—	—	1	—	33	—	—	33	—	33
BALANCE AS OF DECEMBER 31, 2023	—	$—	170	$2	$1,228	$(269)	$979	$1,940	$112	$2,052
Net earnings (loss)	—	—	—	—	—	—	2,145	2,145	(61)	2,084
OCI	—	—	—	—	—	(82)	—	(82)	4	(78)
Distributions to NCI, net of contributions	—	—	—	—	—	—	—	—	29	29
Other NCI transactions	—	—	—	—	44	—	—	44	(41)	3
Stock-based plan activity	—	—	1	—	27	—	—	27	—	27
Repurchase of common stock	—	—	(2)	—	(125)	—	—	(125)	—	(125)
BALANCE AS OF DECEMBER 30, 2024	—	$—	169	$2	$1,174	$(351)	$3,124	$3,949	$43	$3,992

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.    Description of Business
Fluor Corporation (“we”, “us”, “our” or “the company”) is a holding company that owns many subsidiaries and interests in joint ventures. Acting through these entities, we are one of the larger global professional services firms providing EPC, fabrication and modularization, and project management services. We provide these services to our clients in diverse industries worldwide including advanced technologies and manufacturing, chemicals, infrastructure, life sciences, LNG, mining and metals, nuclear project services, energy transition, and oil and gas production and fuels. We are also a service provider to the U.S. federal government and governments abroad.
We operate our business through 3 principal segments: Urban Solutions, Energy Solutions and Mission Solutions. We also have a smaller Other segment.
Urban Solutions provides EPC and project management services to the advanced technologies and manufacturing, life sciences, mining and metals, infrastructure industries and professional staffing services. This segment also includes our operations and maintenance business.
Energy Solutions provides EPC services for traditional oil and gas markets, including the production and fuels, chemicals, LNG and power markets. The segment serves these industries with comprehensive project life-cycle services, including expansion and modernization projects as well as in sustaining capital work. The segment also supports energy transition markets, including nuclear power and other low-carbon energy sources, asset decarbonization, carbon capture, renewable fuels, waste-to-energy, green chemicals and hydrogen.
Mission Solutions provides high-end technical solutions to the U.S. and other governments. These include, among others, the DOE, the Department of Defense, FEMA and intelligence agencies. The segment also provides services to commercial nuclear clients.
Our other operations include NuScale (prior to deconsolidation) and Stork. AMECO was fully divested in 2023 and we expect to complete the divestiture of Stork in 2025.
In the first quarter of 2024, we completed the sale of Stork's operations in continental Europe. During April 2024, we also entered into a definitive agreement to sell Stork's U.K. operations, which we completed in the first quarter of 2025. The sale did not meet the requirements for discontinued operations as of December 31, 2024 and will not have a material impact on the financial statements. In the third quarter of 2024, we decided to close our Stork operations in Trinidad and Tobago which required us to take a $7 million severance charge. After completing the wind down of the Trinidad and Tobago operations, Stork's divestiture will be complete.
NuScale has developed SMR technology that is NRC approved. Beginning in October 2024, based principally on their equity sales, we no longer met the criteria to consolidate NuScale. As a consequence, their results for all periods prior to October 2024 were consolidated, but we deconsolidated NuScale after that date and recognized a pre-tax gain of $1.6 billion in the fourth quarter of 2024, based on a stock price of $13.15 for our 126 million shares. We recognize the fair value of our investment in NuScale on a mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates, which resulted in an additional pre-tax gain of $604 million for the fourth quarter of 2024. After its deconsolidation, NuScale is included in equity method earnings on our statements of operations.
2.    Significant Accounting Policies
Principles of Consolidation
The financial statements include the accounts of Fluor Corporation and its subsidiaries. All intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2023 and 2022 have been reclassified to conform to the 2024 presentation. Certain amounts in tables may not total or agree to the financial statements due to immaterial rounding differences. Management has evaluated all material events occurring subsequent to December 31, 2024 through the filing date of the 2024 10-K.
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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

our respective ownership interest and amount of influence we have over the entity, as well as other factors. At times, we also execute projects through collaborative arrangements for which we recognize our relative share of revenue and cost.
Equity Method Investment with Fair Value Option
We elected the fair value option of accounting for our investment in NuScale that would have otherwise been recorded under the equity method of accounting. We recognize the fair value of our investment in NuScale on a mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates. The changes in the fair value of our investment in NuScale are recorded quarterly in the statement of operations.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available through the date of the issuance of the financial statements. Therefore, actual results could differ from those estimates.
Earnings Per Share
Potentially dilutive securities include convertible debt, performance-based award units, RSUs, stock options and, prior to their conversion in 2023, our CPS. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the if-converted and treasury stock methods. In computing diluted EPS, only securities that are actually dilutive are included.
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
Revenue Recognition
Engineering and construction contracts. We recognize engineering and construction contract revenue over time as we provide services to satisfy our performance obligations. We generally use the cost-to-cost percentage-of-completion measure of progress as it best depicts how control transfers to our clients. The cost-to-cost approach measures progress towards completion based on the ratio of cost incurred to date compared to total estimated contract cost. Engineering and construction contracts are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services on a single project. Cost of revenue includes an allocation of depreciation and amortization. Where applicable, CFM, labor and equipment as well as subcontractor materials, labor and equipment, are included in revenue and cost of revenue when we believe that we are acting as a principal rather than as an agent (i.e., we integrate the materials, labor and equipment into the deliverables promised to the customer). CFM are only included in revenue and cost when the contract includes construction activity and we have visibility into the amount the customer is paying for the materials or there is a reasonable basis for estimating the amount. If we lose visibility mid-project with respect to cost or receipt, we cease recognizing future CFM but do not de-recognize previous amounts of CFM. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on engineering and construction contracts are typically due within 30 to 45 days of billing, depending on the contract.
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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

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
Contract Assets and Liabilities
    Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) and contract work in progress (typically for fixed-price contracts). Unbilled receivables, which

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

represent an unconditional right to payment subject only to the passage of time, are recognized as accounts receivable when they are billed. Advances that are payments on account of contract assets are deducted from contract assets. We anticipate that substantially all incurred cost associated with contract assets as of December 31, 2024 will be billed and collected within 1 year. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date.
Segment Reporting
Our Chief Executive Officer is our CODM. Segment profit is an earnings measure that our CODM utilizes to assess segment performance and allocate resources. Segment profit is calculated as revenue less cost of revenue and earnings attributable to NCI.
We incur cost and expenses and hold certain assets at the corporate level which relate to our business as a whole. Certain of these amounts are allocated to our business segments by various methods, largely on the basis of estimated usage or on pro rata revenue. Total assets not allocated to segments and held in "Corporate and other" primarily include cash, marketable securities, income-tax related assets, deferred compensation trust assets and corporate property, plant and equipment.
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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Research and Development
NuScale is a research and development operation associated with the licensing and commercialization of SMR technology. Costs incurred by NuScale are expensed as incurred, net of qualifying DOE reimbursements. Beginning in October 2024, we record our investment in NuScale as an equity method investment, but prior to that time we consolidated their research and development costs into our segment results. Aside from NuScale, we generally do not engage in significant research and development activities.
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
Goodwill
Goodwill is not amortized but is subject to at-least-annual impairment tests during the fourth quarter. For impairment testing, goodwill is allocated to the applicable reporting units based on the current reporting structure. We may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. If so, we perform a quantitative test, and if the carrying amount of a reporting unit exceeds its fair value, we recognize an impairment loss. Interim impairment testing of goodwill is performed if indicators of potential impairment exist. Such indicators may include the results of operations of certain businesses and geographies and the performance of our stock price.
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
Embedded Derivatives
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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

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
Stock-Based Compensation
Generally, our annual grant of stock-based awards to employees are made on a broad basis in the first quarter and to our Board of Directors in the second quarter. Our stock plans provide for grants of performance-based award units, RSUs and nonqualified or incentive stock options. Grants of performance-based units awarded to Section 16 officers, RSUs and stock options can only be settled in company stock and are accounted for as equity awards.
All expense under stock-based awards is recognized based on the fair values of the awards. The grant date fair value of performance-based award units is determined by adjusting the closing price of our common stock on the date of grant for the effect of market conditions. The fair value of grants of RSUs is determined using the closing price of our common stock on the date of grant. Stock option awards have exercise prices equal to the grant date market price of our stock. Stock-based compensation expense is generally recognized over the required service period, or over a shorter period when the grantee is or becomes retirement eligible.
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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

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
3.    Recent Accounting Pronouncements
In 2024, we adopted ASU 2023-07, which addresses significant segment expenses and other items such as the title of our CODM. The adoption of this ASU did not have any impact on our consolidated results.
During 2023, the FASB issued ASU 2023-05, which requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The guidance does not apply to joint ventures that may be proportionately consolidated and those that are collaborative arrangements. ASU 2023-05 is effective for joint ventures formed on or after January 1, 2025. We do not expect this ASU will have a material impact on our financial statements.
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
During 2024, the FASB issued ASU 2024-03 on the disaggregation of income statement expenses or "DISE." This ASU requires additional footnote disclosure of the details of certain income statement expense line items, without changing amounts reported on the consolidated income statement. ASU 2024-03 is first effective for our annual reporting for 2027 and for our quarterly reporting beginning in 2028. We do not expect this ASU to have any impact on our consolidated results.
In October 2024, the FASB issued a proposed ASU to make targeted improvements to the guidance on internal use software to address specific issues raised by stakeholders. The proposed ASU will require entities to use judgment in evaluating when to recognize software costs. A final ASU is expected to be issued in 2025.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

4.    Earnings Per Share

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Net earnings attributable to Fluor	$2,145	$139	$145
Less: Dividends on CPS	—	29	39
Less: Make-whole payment on conversion of CPS	—	27	—
Net earnings available to Fluor common stockholders	$2,145	$83	$106

Weighted average common shares outstanding	172	150	142
Dilutive effect:
CPS	—	—	—
Performance-based award units, RSUs and stock options	2	3	3
Convertible debt (1)	—	—	—
Weighted average diluted shares outstanding	174	153	145

Basic EPS available to Fluor common stockholders	$12.48	$0.55	$0.75
Diluted EPS available to Fluor common stockholders	$12.30	$0.54	$0.73

Anti-dilutive securities not included in shares outstanding:
CPS	—	20	27
Performance-based award units, RSUs and stock options	1	2	3
Stock delivered under capped call options (2)	—	—	—
(1) Holders of our 2029 Notes may convert their notes at a conversion price of $45.37 per share when the stock price exceeds $58.98 for 20 of the last 30 days preceding quarter end. Upon conversion, we will repay the principal amount of the notes in cash and may elect to convey the conversion premium in cash, shares of our common stock or a combination of both. The conversion feature of our 2029 Notes has a dilutive impact on EPS when the average market price of our common stock exceeds the conversion price of $45.37 per share for the quarter. During 2024, the weighted average price of our common stock exceeded $45.37 resulting in the addition of 575,000 shares to diluted shares outstanding. During 2023, the weighted average price of our common stock was below the minimum conversion price.
(2) Diluted shares outstanding does not include the impact of the capped call options we entered into concurrently with the issuance of the 2029 Notes, as the effect is always anti-dilutive. If shares are delivered to us under the capped calls, those shares will offset the dilutive effect of the shares that we would issue upon conversion of the 2029 Notes.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

5.    Operating Information by Segment and Geographic Area

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenue
Urban Solutions	$7,239	$5,262	$4,373
Energy Solutions	5,976	6,307	5,872
Mission Solutions	2,594	2,655	2,289
Other	506	1,250	1,210
Total revenue	$16,315	$15,474	$13,744

Cost of revenue
Urban Solutions	$(6,931)	$(4,978)	$(4,407)
Energy Solutions	(5,715)	(5,942)	(5,573)
Mission Solutions	(2,427)	(2,525)	(2,141)
Other	(668)	(1,552)	(1,268)
Total cost of revenue	$(15,741)	$(14,997)	$(13,389)

Segment profit (loss)
Urban Solutions	$304	$268	$17
Energy Solutions	256	381	301
Mission Solutions	153	116	136
Other	(78)	(228)	(27)
Total segment profit	$635	$537	$427

G&A	(203)	(232)	(237)
Impairment	—	—	24
Gain (loss) on pension settlement	—	—	42
Foreign currency gain (loss)	92	(98)	25
Interest income (expense), net	150	168	35
Earnings (loss) attributable to NCI	(61)	(60)	(72)
Earnings before taxes	$613	$315	$244

Depreciation (all but Corporate included in segment profit)
Urban Solutions	$27	$10	$9
Energy Solutions	24	—	—
Mission Solutions	5	3	3
Other	8	19	18
Corporate	9	42	43
Total depreciation	$73	$74	$73
Capital expenditures
Urban Solutions	$21	$20	$14
Energy Solutions	—	—	—
Mission Solutions	3	4	4
Other	6	15	21
Corporate	134	67	36
Total capital expenditures	$164	$106	$75

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(in millions)	December 31, 2024	December 31, 2023
Total assets
Urban Solutions	$1,472	$1,211
Energy Solutions	729	1,053
Mission Solutions	734	577
Other	2,338	509
Corporate	3,870	3,623
Total assets	$9,143	$6,973
Goodwill
Urban Solutions	$129	$129
Energy Solutions	13	13
Mission Solutions	58	58
Other	—	6
Total goodwill	$199	$206
Urban Solutions. Segment profit increased in 2024 due to the ramp up of several recently awarded projects, partially offset by cost growth on an infrastructure project. Segment profit in 2024 included an agreement to the terms of a change order on a legacy infrastructure project compared to a $59 million (or $0.34 per share) charge for rework associated with subcontractor design errors and related schedule impacts on the same project during 2023. Further, segment profit in 2023 included the favorable settlement of a claim on an international bridge project.
Energy Solutions. The revenue of 2 customers each amounted to 10% of our consolidated revenue during 2023. The revenue of a single customer amounted to 14% of our consolidated revenue during 2022.
Segment profit declined in 2024 primarily due to the initial recognition of inflation-adjusted variable consideration on certain downstream projects during 2023. Segment profit in 2024 was also impacted by cost growth related to schedule delays and reduced productivity on a large project in the late stages of execution. We recognized a positive adjustment upon the negotiation of change orders on the same project in 2023. Further, cost growth on a construction-only subcontract executed by our joint venture in Mexico resulted in charges totaling $66 million (or $0.26 per share) during 2024. The decrease in segment profit during 2024 was partially offset by final negotiations and handover of a large upstream legacy project which was completed during the second quarter of 2024. We recorded $91 million (or $0.53 per share) for cost growth on the now-completed project during 2023. Segment profit in 2024 also included gains of $47 million on embedded foreign currency derivatives compared to a loss of $17 million in 2023.
Mission Solutions. Revenue from work performed for various agencies of the U.S. government amounted to 16%, 9% and 16% of our consolidated revenue during 2024, 2023 and 2022, respectively.
Segment profit and profit margin significantly improved during 2024 which reflected a $30 million (or $0.17 per share) charge for cost growth associated with schedule delays on a weapons facility project during 2023 that is now complete. The increase in segment profit and profit margin in 2024 was further driven by an increase in execution activities on a DOE contract partially offset by the cancellation of a project in 2023.
Other. Other includes the operations of NuScale prior to deconsolidation and the operations of the remaining Stork and AMECO business prior to their sale. Segment profit (loss) follows:

	YEAR ENDED DECEMBER 31,
(in millions)	2024	2023	2022
NuScale	$(100)	$(106)	$(73)
Stork	23	(55)	45
AMECO	(1)	(67)	1
Segment profit (loss)	(78)	$(228)	$(27)

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Beginning in October 2024, based principally on their equity sales, we no longer met the criteria to consolidate NuScale. As a consequence, their results for all periods prior to October 2024 were consolidated, but we deconsolidated NuScale after that date and recognized a pre-tax gain of $1.6 billion in the fourth quarter of 2024, based on a stock price of $13.15 for our 126 million shares. We recognize the fair value of our investment in NuScale on a mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates, which resulted in an additional pre-tax gain of $604 million for the fourth quarter of 2024. These fair value changes are not included in segment profit.
In December 2023, we sold the Stork business in Latin America, largely for the assumption of debt by the purchaser. We recognized a $93 million negative earnings impact on sale, including $31 million of cash transferred to the buyer and $33 million associated with foreign currency translation.
During March 2024, we completed the sale of Stork's operations in continental Europe for $67 million and recognized a gain on sale of $11 million including de-recognition of Stork's net assets and cumulative foreign currency translation.
During April 2024, we also entered into a definitive agreement to sell Stork's U.K. operations, which we completed in the first quarter of 2025. The sale did not meet the requirements for discontinued operations as of December 31, 2024 and will not have a material impact on the financial statements.
During December 2024, we completed the sale of Stork's operations in the Middle East. After completion of the wind down of immaterial operations in Trinidad and Tobago, expected in the first quarter of 2025, the Stork divestiture will be complete.
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
Operating Information by Geographic Area

	Revenue by project location Year Ended December 31,			Total Assets As of December 31,
(in millions)	2024	2023	2022	2024	2023
North America	$11,089	$10,514	$8,819	$7,459	$5,034
Asia Pacific (includes Australia)	1,837	1,744	1,138	710	686
Europe	2,689	2,268	2,240	568	724
Central and South America	484	741	1,338	133	175
Middle East and Africa	216	207	209	273	354
Total	$16,315	$15,474	$13,744	$9,143	$6,973

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

6.    Income Taxes
The components of income tax expense (benefit) recognized in continuing operations are as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Current:
Federal	$(10)	$(3)	$1
Foreign	214	240	148
State and local	13	12	5
Total current	217	249	154
Deferred:
Federal	326	—	—
Foreign	19	(13)	17
State and local	72	—	—
Total deferred	417	(13)	17
Total income tax expense	$634	$236	$171

A reconciliation of U.S. statutory federal tax expense to total income tax expense follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
U.S. statutory federal tax expense (includes equity method earnings)	$571	$66	$51
Increase (decrease) in taxes resulting from:
State and local income taxes	66	6	—
Goodwill Impairment	—	—	10
Sale of foreign subsidiaries	—	(10)	—
NCI	13	13	15
Foreign tax differential, net	53	48	(106)
Valuation allowance, net	(97)	122	194
Other, net	28	(9)	7
Total income tax expense	$634	$236	$171

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recognized for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
(in millions)	2024	2023
Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$98	$105
Project and non-project reserves	50	20
Revenue recognition	44	51
Net operating loss carryforward	362	399
Tax basis of investment in excess of book basis, net	135	156
U.S. foreign tax credit carryforward	663	611
AOCI	29	42
Other	92	64
Total deferred tax assets	1,473	1,448
Valuation allowance	(1,241)	(1,340)
Deferred tax assets, net	$232	$108
Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	(52)	(19)
Book basis of investments in excess of tax basis	(546)	(33)
Dividend withholding on unremitted foreign earnings	(59)	(60)
Other	(13)	(15)
Total deferred tax liabilities	(670)	(127)
Deferred tax liabilities, net of deferred tax assets	$(438)	$(19)

As of December 31, 2024, we are indefinitely reinvested only with respect to unremitted earnings required to meet our working capital and long-term investment needs in the foreign jurisdictions where we operate. Beyond those limits, we expect current earnings to be available for distribution. Deferred tax liabilities of approximately $26 million have not been recorded with respect to unremitted earnings that are considered indefinitely reinvested, primarily associated with foreign withholding and income taxes that would be due upon remittance. We have no intention of initiating any actions that would lead to taxation of the earnings deemed indefinitely reinvested.

As of December 31, 2024, tax credit carryforwards and tax loss carryforwards are as follows:

(in millions)	Federal FTC	State NOLs	Foreign NOLs
Expiration periods:
2025-2029	$266	$4	$28
2030-2034	317	117	65
2035-2044	79	218	2
Indefinite	—	324	1,207

During 2024 and 2023, we were in a 3-year cumulative loss on a jurisdictional basis in the Netherlands and the U.K. Such cumulative loss constitutes significant negative evidence (with regards to future taxable income) for assessing likelihood of realization. We also considered positive evidence but concluded it did not outweigh this significant negative evidence of a 3-year cumulative loss. Accordingly, we recognized non-cash charges to tax benefit of $44 million and tax expense of $30 million against certain net foreign deferred tax assets during 2024 and 2023, respectively. In 2024, the U.S. is no longer in a cumulative loss position and we recognized a $2.2 billion deferred gain from the NuScale deconsolidation and

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

remeasurement. For income tax purposes, we recognized $531 million U.S. net deferred tax liability. Accordingly, $153 million of the valuation allowances were released since we determined certain deferred tax assets can be realized by reduction of taxes payable on taxable income when the deferred NuScale gain will be recognized. However, we maintained the valuation allowance on U.S. federal foreign tax credits, capital loss carryforwards, and certain state net operating loss carryforwards due to our assessment indicating these assets likely will not be realized. In 2023, the U.S. was in a cumulative loss position and we recognized a non-cash charge of $92 million to record a valuation allowance against net U.S. deferred tax assets.

In the normal course of business, we are subject to examination by taxing authorities worldwide, including such major jurisdictions as Australia, Canada, Chile, the Netherlands, the United Kingdom, and the United States. Although we believe our reserves for our tax positions are reasonable, the outcome of tax audits could be materially different, both favorably and unfavorably. With a few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before 2012.

A summary of unrecognized tax benefits follows:

(in millions)	2024	2023
Balance at beginning of year	$52	$49
Change in tax positions of prior years	15	3
Change in tax positions of current year	—	—
Reduction in tax positions for statute expirations	(1)	—
Reduction in tax positions for audit settlements	(33)	—
Balance at end of year	$33	$52

If recognized, the total amount of unrecognized tax benefits as of December 31, 2024 and 2023, would favorably impact the effective tax rates by $15 million and $36 million, respectively. We had $22 million and $20 million of accrued interest and penalties as of December 31, 2024 and 2023, respectively. We do not anticipate any significant changes to the unrecognized tax benefits within the next twelve months.

U.S. and foreign earnings (loss) before taxes are as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
United States	$1,589	$185	$(465)
Foreign	1,129	130	709
Total	$2,718	$315	$244

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

7.    Supplemental Cash Flow Information
The changes in assets and liabilities included in operating cash flow follow:

	Year Ended December 31,
(in millions)	2024	2023	2022
(Increase) decrease in:
Accounts and notes receivable, net	$90	$(87)	$22
Contract assets	(227)	(72)	133
Other current assets	159	(12)	192
Other assets	40	(111)	159
Increase (decrease) in:
Accounts payable	76	218	(175)
Contract liabilities	109	(120)	(135)
Accrued liabilities	31	79	(155)
Other liabilities	69	(9)	(87)
Increase (decrease) in cash due to changes in assets and liabilities	$347	$(114)	$(46)
Cash paid during the year for:
Interest	$42	$53	$54
Income taxes (net of refunds)	13	169	99
Noncash investing and financing activities:
Marketable securities transferred to trustee to discharge the 2024 Notes	$—	$262	$—
Debt assumed by buyer of Stork Latin America	—	19	—
8.    Partnerships and Joint Ventures
Many of our partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Investments in a loss position of $292 million and $307 million were included in other accrued liabilities as of December 31, 2024 and 2023, respectively, and consisted primarily of provision for anticipated losses on 2 legacy infrastructure projects. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in "Accounts and notes receivable, net" were $175 million and $174 million as of December 31, 2024 and 2023, respectively.
Variable Interest Entities
The aggregate carrying value of unconsolidated VIEs (classified under both "Investments" and "Other accrued liabilities") was a net asset of $2.4 billion and $91 million as of December 31, 2024 and 2023, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse to us. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of December 31, 2024 for the unconsolidated VIEs were $48 million.
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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

9.    Guarantees
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support project execution commitments. Performance guarantees have various expiration dates ranging from mechanical completion to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $16 billion as of December 31, 2024. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantees obligation was not material as of December 31, 2024 and 2023.
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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Fluor Enterprises Inc., our wholly-owned subsidiary, (“Fluor”) in conjunction with a partner, Balfour Beatty Infrastructure, Inc., (“Balfour”) formed a joint venture known as Prairie Link Constructors JV (“PLC”) and, through it, contracted with the North Texas Tollway Authority (“NTTA”) to provide design and build services for an extension of the NTTA’s President George Bush Turnpike highway (“Project”), which was completed in 2012. In October 2022, the NTTA served PLC, Fluor and Balfour with a petition, filed at Dallas County Court, demanding damages of an unquantified amount under various claims relating to alleged breaches of contract in relation to retaining walls along the Project. In November 2024, the jury issued a $280 million verdict in favor of NTTA. The NTTA has moved to enter the verdict as a judgment which could include pre-judgment interest for a currently indeterminable amount. PLC has opposed the NTTA’s motion and the court has not yet issued a decision on that motion. The Company believes that the jury verdict does not accurately reflect the evidence at trial and is evaluating all options to set aside or reduce the verdict and, if necessary, appeal any final judgment if and when the court enters a judgment. The designs in question were performed by subcontractors to PLC, and these subcontractors owe contractual duties to defend and indemnify PLC from liability arising from their work. Fluor believes that the subcontractors breached those duties, and Fluor and its joint venture partner are vigorously pursuing these rights against them. Separately, the Company believes that it is entitled to coverage for its ultimate share of any residual liability for this matter under its professional liability insurance, subject to self-insured retention and other customary policy terms. The applicable accounting standards require the jury verdict to be measured independently from the expected and entitled recoveries, which resulted in the recognition of a charge of $116 million within equity method earnings during the fourth quarter of 2024 but without any offsetting recovery for the indemnity duties owed to PLC by the subcontractors.

11.    Contract Assets and Liabilities
The following summarizes information about our contract assets and liabilities:

	December 31,
(in millions)	2024	2023
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$1,050	$854
Contract work in progress - lump sum contracts	88	137
Contract assets	$1,138	$991

	Year Ended December 31,
	2024	2023
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$511	$616
We periodically evaluate our project forecasts and the amounts recognized with respect to our claims and unapproved change orders. We include estimated amounts for claims and unapproved change orders in project revenue to the extent it is probable we will realize those amounts. As of December 31, 2024 and 2023, we had recorded $773 million and $531 million, respectively, of revenue associated with claims and unapproved change orders for costs incurred to date. Additional costs, which will increase this balance over time, are expected to be incurred in future periods. We had up to $23 million and $24 million of back charges that may be disputed as of December 31, 2024 and 2023.
12. Remaining Unsatisfied Performance Obligations
We estimate that our RUPO will be satisfied over the following periods:

(in millions)	December 31, 2024
Within 1 year	$15,917
1 to 2 years	7,111
Thereafter	3,256
Total RUPO	$26,284

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

13.    Debt and Letters of Credit
Debt consisted of the following:

	December 31,
(in millions)	2024	2023
Borrowings under credit facility	$—	$—

Senior Notes
2028 Notes (4.250% Senior Notes)	$543	$600
Unamortized discount and deferred financing costs	(2)	(3)
2029 Notes (1.125% Convertible Senior Notes)	575	575
Unamortized deferred financing costs	(12)	(14)
Total debt	$1,104	$1,158
Credit Facility
As of December 31, 2024, letters of credit totaling $483 million were outstanding under our $1.8 billion credit facility, which was amended in February 2025 to increase the facility to $2.2 billion and extend the maturity to February 2028. The prior and amended credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, or GBP, bear interest at a base rate, plus an applicable borrowing margin. As of December 31, 2024, we had not made any borrowings under our credit line and maintained a borrowing capacity of $834 million.
Uncommitted Lines of Credit
As of December 31, 2024, letters of credit totaling $944 million were outstanding under uncommitted lines of credit.
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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

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
2028 Notes
In August 2018, we issued $600 million of 4.250% Senior Notes due in September 2028 ("2028 Notes") and received proceeds of $595 million. Interest on the 2028 Notes is payable semi-annually in March and September. Prior to June 2028, we may redeem the 2028 Notes at a redemption price equal to 100% of the principal amount, plus a “make whole” premium described in the indenture. After June 2028, the 2028 Notes can be redeemed at par plus accrued interest. A change of control (as defined by the terms of the indenture) could require us to repay them at 101% of the principal amount, plus accrued interest. We are permitted to incur additional indebtedness if we are in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions. During 2024, we redeemed $57 million of aggregate outstanding 2028 Notes, with an immaterial earnings impact.
14. Convertible Preferred Stock
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
We perform procedures to verify the reasonableness of pricing information received from third parties for significant assets and liabilities classified as Level 2. The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

	December 31, 2024				December 31, 2023
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment in NuScale	$2,266	$2,266	$—	$—	$—	$—	$—	$—
Trading securities(1)	18	18	—	—	12	12	—	—
Derivative assets(2)
Foreign currency	—	—	—	—	6	—	6	—
Commodity	—	—	—	—	1	—	1	—
Liabilities:
SMR warrants(3)	$—	$—	$—	$—	$12	$6	$6	$—
Derivative liabilities(2)
Foreign currency	1	—	1	—	3	—	3	—
Commodity	1	—	1	—	1	—	1	—

(1)Consists of registered money market funds and an equity index fund held in deferred compensation trusts. These investments represent the net asset value at the close of business of the period based on the last trade or official close of an active market or exchange.
(2)Foreign currency and commodity derivatives are estimated using pricing models with market-based inputs, which take into account the present value of estimated future cash flows.
(3)The SMR warrant liabilities in 2023 are comprised of public and private placement warrants redeemable by SMR under certain conditions, both measured using the price of the public warrants. The private placement warrants are not publicly traded and are classified as Level 2 measurements while the public warrants are classified as Level 1.
The following summarizes information about financial instruments that are not required to be measured at fair value:

		December 31, 2024		December 31, 2023
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,613	$1,613	$1,357	$1,357
Cash equivalents(2)	Level 2	1,216	1,216	1,162	1,162
Marketable securities(2)	Level 2	130	130	69	69
Notes receivable, including noncurrent portion(3)	Level 3	9	9	9	9
Liabilities:
2028 Senior Notes(4)	Level 2	$541	$517	$597	$573
2029 Senior Notes(4)	Level 2	563	725	561	626
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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

16.    Stock-Based Compensation
Equity Awards
Stock-based compensation expense for equity awards totaled $31 million, $48 million and $19 million during 2024, 2023 and 2022, respectively, with no associated tax benefits. This stock-based compensation primarily related to performance-based award units awarded to our Section 16 officers and also included the amortization of RSU and stock option awards that were not significant.
Performance-based award units totaling 272,844, 274,755 and 426,957 were awarded to Section 16 officers on the day of award during 2024, 2023 and 2022, respectively. These awards generally cliff vest after 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based elements of such awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter.
For awards granted under the 2024 and 2023 performance plans, 80% of the award is earned based on achievement of earnings before tax targets over three 1-year periods and 20% of the award is earned based on our 3-year cumulative TSR relative to companies in the S&P 500 on the date of the award. Awards granted under the 2022 performance plan are earned based on achievement of EPS and return on invested capital goals over three 1-year periods, and earned or modified based on our 3-year cumulative TSR relative to companies in the S&P 500 on the date of the award. The performance component of the 2024 and 2023 awards is deemed granted when targets are set while the TSR component of these awards is deemed granted upon issuance. During the first quarter of 2024, the following units were granted based upon the establishment of performance targets:

	Performance-based Award Units Granted in 2024	Weighted Average Grant Date Fair Value Per Share
2024 Performance Award Plan	127,332	$41.46
2023 Performance Award Plan	73,271	$42.09
2022 Performance Award Plan	113,856	$42.09
For awards granted under the 2024, 2023 and 2022 performance award plans, the number of units are adjusted at the end of each performance period based on attainment of certain performance targets and on market conditions, pursuant to the terms of the award agreements. As of December 31, 2024, there were 218,783 shares associated with performance awards that had been awarded to employees, but which are not deemed granted due to the underlying performance targets having not yet been established.
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

	Location in Statement of Operations	December 31,
Compensation Expense (in millions)		2024	2023	2022
SGI awards	G&A	$30	$34	$54
Performance-based awards for non-Section 16 executives	G&A	14	21	14

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Liabilities (in millions)	Location on Balance Sheet	December 31, 2024	December 31, 2023
SGI awards	Accrued salaries, wages and benefits and Other noncurrent liabilities	$51	$58
Performance-based awards for non-Section 16 executives	Accrued salaries, wages and benefits and Other noncurrent liabilities	30	29
17.    Retirement Plans
DC Plans
Domestic and international DC plans are available to eligible salaried and craft employees. Company contributions to DC plans are based on an employee's eligible compensation and participation rate. We recognized expense of $145 million, $143 million and $129 million in 2024, 2023 and 2022, respectively.
DB Plans
We have no material DB plans. During 2022, we recognized a $42 million gain on pension settlement upon the completion of compensation and other items associated with our largest DB plan, which provided retirement benefits to certain employees in the Netherlands, which was terminated in December 2021.
Multiemployer Pension Plans
We participate in multiemployer pension plans for unionized construction and maintenance craft employees. Company contributions are based on the hours worked by employees covered under various collective bargaining agreements and totaled $56 million, $75 million and $51 million during 2024, 2023 and 2022, respectively. Upon withdrawal from a multiemployer plan, we may have an obligation to make additional contributions for our share of any unfunded benefit obligation, but only if we do not meet the requirements of any applicable exemptions. The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because we are not responsible for the current or future funding of these plans.
18.    Other Noncurrent Liabilities
We have deferred compensation plans and other retirement arrangements for executives which generally provide for payments upon retirement, death or termination of employment. As of December 31, 2024 and 2023, the obligations related to these plans totaled $251 million and $256 million, respectively, within noncurrent liabilities. To fund these obligations, we have established non-qualified trusts, which are included in noncurrent assets. These trusts hold life insurance policies and marketable securities. These trusts were valued at $221 million and $241 million as of December 31, 2024 and 2023, respectively. Periodic changes in the value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate changes to the obligations which are also reflected in earnings.
We maintain appropriate levels of insurance for business risks, including workers compensation and general liability. Insurance coverages contain various retention amounts for which we provide accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. As of December 31, 2024 and 2023, insurance liabilities of $68 million and $76 million, respectively, were included in noncurrent liabilities.