Form 10-K/A
period 2024-12-31
FLUOR CORP
filed 2025-03-07
CIK 1124198

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2024, originally filed on February 18, 2025 (the “Original Filing”). We are filing this Amendment to amend Item 15 of Part IV to include the consolidated financial statements of our significant equity investee, NuScale Power Corporation (“NuScale”) as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 in accordance with Rule 3-09 of Regulation S-X. NuScale's consolidated financial statements, which were prepared by NuScale, were audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), and were filed with NuScale's Annual Report on Form 10-K for the year ended December 31, 2024, which was filed on March 3, 2025. Additionally, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, this Amendment does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of Fluor or (ii) the disclosures in the Original Filing; nor does it reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and any subsequent filings with the SEC.

Except as the context otherwise requires, the terms "Fluor" or the "Registrant" as used herein are references to Fluor Corporation and its predecessors and references to the "company," "we," "us," or "our" as used herein shall include Fluor Corporation, its consolidated subsidiaries and joint ventures.

FLUOR CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended December 31, 2024

		Page
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	2
Signatures		5

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as part of the Original Filing:
1.Financial Statements:
Our consolidated financial statements at December 31, 2024 and 2023 and for each of the 3 years in the period ended December 31, 2024, together with the report of our independent registered public accounting firm on those consolidated financial statements were filed as part of the Original Filing, beginning on page F-1.
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
10.1
Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 3, 2013).†

10.2
Form of Option Agreement (2015 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.26 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on April 30, 2015).†

10.3
Form of Option Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).†

10.4
Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 (Commission file number 333-217653) filed on May 4, 2017).

Exhibit	Description
10.5
Form of Option Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 3, 2018).†

10.6
Form of Option Agreement (2020 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on December 10, 2020).†

10.7
Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (Commission file number 333-251426) filed on December 17, 2020.†

10.8
Form of Option Agreement (2021 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2022).†

10.9
Form of Option Agreement (2022 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 6, 2022).†

10.10
Form of Option Agreement (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 5. 2023).†

10.11
Form of Option Agreement (2024 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 3. 2024).*†

10.12
Form of Restricted Stock Unit Agreement (2022 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 6, 2022).†

10.13
Form of Restricted Stock Unit Agreement (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 5. 2023).†

10.14
Form of Restricted Stock Unit Agreement (2024 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 3. 2024).*†

10.15
Form of Performance Award Agreement (2022 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 6, 2022).†

10.16
Form of Performance Award (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 5. 2023).†

10.17
Form of Performance Award (2024 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 3. 2024).*†

10.18
Form of Stock Growth Incentive Agreement under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 3. 2024).*†

10.19
Fluor Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 29, 2008).†

10.20
Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on November 2, 2017).†

10.21	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2012).†
10.22
Offer Letter, dated October 30, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.26 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).†

10.23
Option Agreement, dated December 23, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.27 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).†

10.24
Restricted Stock Unit Agreement, dated December 23, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.28 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).†

Exhibit	Description
10.25
Summary of Fluor Corporation Non-Management Director Compensation (incorporated by reference to Exhibit 10.25 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 21, 2023).†

10.26
Form of Restricted Stock Unit Agreement granted to directors under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.32 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).†

10.27
Fluor Corporation Deferred Directors' Fees Program, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on March 31, 2003).†

10.28
Fluor Corporation 409A Director Deferred Compensation Program, as amended and restated effective as of November 2, 2016 (incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).

10.29
Directors' Life Insurance Summary (incorporated by reference to Exhibit 10.12 to the registrant's Registration Statement on Form 10/A (Amendment No. 1) (Commission file number 1-16129) filed on November 22, 2000).†

10.30
Form of Indemnification Agreement entered into between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 25, 2009).

10.31
Form of Change in Control Agreement entered into between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on June 29, 2010).†

10.32
$1,800,000 Third Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 17 2022, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on February 17, 2022).

10.33
Amendment No. 1 to the Third Amended and Restated Revolving Credit Agreement, dated as of August 4, 2023, by and among Fluor Corporation, the lenders party thereto from time to time, and BNP Paribas, as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on August 11, 2023).

10.34	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on August 11, 2023).
19.1	Insider Trading Policy.*
21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
23.2	Consent of Independent Registered Public Accounting Firm of NuScale Power Corporation.**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.4	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
95.1	Mine Safety Disclosure.*
97.1
Compensation Recoupment (Clawback) Policy for Executive Officers (incorporated by reference to Exhibit 97.1 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 20, 2024).

99.1
Consolidated financial statements of NuScale Power Corporation as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 (incorporated by reference to Item 8 of NuScale Power Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 3, 2025, File No. 001-04321). No other part of the NuScale Power Corporation Annual Report on Form 10-K is being incorporated by reference.

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit	Description
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's 2024 10-K/A for the year ended December 31, 2024, formatted in Inline XBRL (included in the Exhibit 101 attachments).**
_______________________________________________________________________________
*    Exhibit incorporated by reference to the corresponding exhibit filed with the Original Filing.
**    Exhibit filed herewith.
†    Management contract or compensatory arrangement.
Attached as Exhibit 101 to the Original Filing are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations for the years ended December 31, 2024, 2023 and 2022, (ii) the Consolidated Balance Sheet at December 31, 2024 and December 31, 2023, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2024, 2023 and 2022 and (iv) the Consolidated Statement of Equity for the years ended December 31, 2024, 2023 and 2022.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ JOHN C. REGAN
John C. Regan, Chief Financial Officer
March 7, 2025