Form 10-Q
period 2025-03-31
FLUOR CORP
filed 2025-05-02
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2025, 164,664,708 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The abbreviations and definitions set forth below apply to the Fluor-specific terms used throughout this filing.

Abbreviation/Term	Definition
Fluor	Fluor Corporation
NuScale	NuScale Power Corporation
SGI	Stock growth incentive awards
Stork	Stork Holding B.V. and subsidiaries
The abbreviations and definitions set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2024 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
2024 Quarter	Three months ended March 31, 2024
2025 Quarter	Three months ended March 31, 2025
3ME	Three months ended
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFM	Customer-furnished materials
CTA	Currency translation adjustment
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings (loss) per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
IT	Information technology
NCI	Noncontrolling interests
NM	Not meaningful
OCI	Other comprehensive income (loss)
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
TSR	Total shareholder return
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	3ME March 31,
(in millions, except per share amounts)	2025	2024
Revenue	$3,982	$3,734
Cost of revenue	(3,842)	(3,635)
Gross profit	140	99
G&A	(36)	(59)
Foreign currency gain (loss)	(13)	12
Operating profit	91	52
Interest expense	(12)	(13)
Interest income	29	52
Earnings before taxes	108	91
Income tax benefit (expense) (including $73 million tax benefit attributable to equity method loss in 2025)	53	(51)
Net earnings before equity method earnings	161	40
Equity method earnings (loss)	(393)	—
Net earnings (loss)	(232)	40
Less: Net earnings (loss) attributable to NCI	9	(19)
Net earnings (loss) attributable to Fluor	$(241)	$59

Basic EPS	$(1.42)	$0.35
Diluted EPS	$(1.42)	$0.34

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	3ME March 31,
(in millions)	2025	2024
Net earnings (loss)	$(232)	$40

OCI, net of tax:
Foreign currency translation adjustment	26	(45)
Other	—	(5)
Total OCI, net of tax	26	(50)
Comprehensive income (loss)	(206)	(10)
Less: Comprehensive income (loss) attributable to NCI	9	(19)
Comprehensive income (loss) attributable to Fluor	$(215)	$9
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in millions, except share and per share amounts)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents ($325 and $333 related to VIEs)	$2,433	$2,829
Marketable securities ($68 and $59 related to VIEs)	78	130
Accounts receivable, net ($89 and $92 related to VIEs)	918	921
Contract assets ($148 and $130 related to VIEs)	1,310	1,138
Other current assets ($35 and $32 related to VIEs)	172	157
Total current assets	4,911	5,175
Noncurrent assets
PP&E, net ($44 and $46 related to VIEs)	480	494
Investments	2,376	2,828
Other assets ($16 and $17 related to VIEs)	656	646
Total noncurrent assets	3,512	3,968
Total assets	$8,423	$9,143
LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($254 and $233 related to VIEs)	$1,323	$1,220
Contract liabilities ($233 and $278 related to VIEs)	580	684
Accrued salaries, wages and benefits ($17 and $18 related to VIEs)	516	640
Other accrued liabilities ($43 and $37 related to VIEs)	400	527
Total current liabilities	2,819	3,071

Long-term debt	1,087	1,104
Deferred taxes	412	468
Other noncurrent liabilities	455	508

Commitments and contingencies

Equity
Shareholders’ equity
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 166,159,352 and 169,228,759 shares in 2025 and 2024, respectively	2	2
APIC	1,031	1,174
AOCI	(325)	(351)
Retained earnings	2,883	3,124
Total shareholders’ equity	3,591	3,949
NCI	59	43
Total equity	3,650	3,992
Total liabilities and equity	$8,423	$9,143

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	3ME March 31,
(in millions)	2025	2024
OPERATING CASH FLOW
Net earnings (loss)	$(232)	$40
Adjustments to reconcile net earnings (loss) to operating cash flow:
Equity method (earnings) loss	393	—
Depreciation and amortization	18	18
Gain on sales of assets	(8)	(11)
Stock-based compensation	12	13
Deferred taxes	(80)	17
Changes in assets and liabilities	(384)	(190)
Other	(5)	2
Operating cash flow	(286)	(111)

INVESTING CASH FLOW
Purchases of marketable securities	(21)	(49)
Proceeds from sales and maturities of marketable securities	75	44
Capital expenditures	(11)	(34)
Proceeds from sales of assets	62	30
Investments in partnerships and joint ventures	(69)	(13)
Investing cash flow	36	(22)

FINANCING CASH FLOW
Repurchase of common stock	(142)	—
Purchase and retirement of debt	(18)	(10)
Other	(3)	(16)
Financing cash flow	(163)	(26)

Effect of exchange rate changes on cash	17	(25)
Decrease in cash and cash equivalents	(396)	(184)
Cash and cash equivalents at beginning of period	2,829	2,519
Cash and cash equivalents at end of period	$2,433	$2,335

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$19	$20
Cash paid for income taxes (net of refunds)	30	46

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
UNAUDITED

(in millions, except per share amounts)	Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER, 2024	169	$2	$1,174	$(351)	$3,124	$3,949	$43	$3,992
Net earnings (loss)	—	—	—	—	(241)	(241)	9	(232)
OCI	—	—	—	26	—	26	—	26
Distributions to NCI, net of contributions	—	—	—	—	—	—	8	8
Other NCI transactions	—	—	—	—	—	—	(1)	(1)
Stock-based plan activity	1	—	1	—	—	1	—	1
Repurchase of common stock	(4)	—	(144)	—	—	(144)	—	(144)
BALANCE AS OF MARCH 31, 2025	166	$2	$1,031	$(325)	$2,883	$3,591	$59	$3,650

(in millions, except per share amounts)	Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	170	$2	$1,228	$(269)	$979	$1,940	$112	$2,052
Net earnings (loss)	—	—	—	—	59	59	(19)	40
OCI	—	—	—	(50)	—	(50)	—	(50)
Distributions to NCI, net of contributions	—	—	—	—	—	—	(2)	(2)
Other NCI transactions	—	—	3	—	—	3	2	5
Stock-based plan activity	1	—	(1)	—	—	(1)	—	(1)
BALANCE AS OF MARCH 31, 2024	171	$2	$1,230	$(319)	$1,038	$1,951	$93	$2,044

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

1. Principles of Consolidation

These financial statements do not include footnotes and certain financial information presented annually under GAAP, and therefore, should be read in conjunction with our 2024 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Although such estimates are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available, our reported results of operations may not necessarily be indicative of results that we expect for the full year.

The financial statements included herein are unaudited. We believe they contain all adjustments of a normal recurring nature which are necessary to fairly present our financial position and our operating results as of and for the periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in tables may not total or agree back to the financial statements due to immaterial rounding differences. We have evaluated all material events occurring subsequent to March 31, 2025 through the filing date of this 10-Q.
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
2. Recent Accounting Pronouncements
In 2025, we adopted ASU 2023-05, which requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The guidance does not apply to joint ventures that may be proportionately consolidated and those that are collaborative arrangements. The adoption did not have any impact on our consolidated results.
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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
3. Earnings Per Share
Potentially dilutive securities include convertible debt, stock options, RSUs and performance-based award units. Diluted EPS reflects the assumed exercise or conversion of all dilutive securities using the if-converted and treasury stock methods. In computing diluted EPS, only securities that are actually dilutive are included.

	3ME March 31,
(in millions, except per share amounts)	2025	2024
Net earnings (loss) attributable to Fluor	$(241)	$59

Weighted average common shares outstanding	169	171
Diluted effect:
Stock options, RSUs and performance-based award units	—	2
Convertible debt (1)	—	—
Weighted average diluted shares outstanding	169	173

Basic EPS	$(1.42)	$0.35
Diluted EPS	$(1.42)	$0.34

Anti-dilutive securities not included in shares outstanding:
Stock options, RSUs and performance-based award units	3	2
(1) Holders of our 2029 Notes may convert their notes at a conversion price of $45.37 per share when the stock price exceeds $58.98 for 20 of the last 30 days preceding quarter end. Upon conversion, we will repay the principal amount of the notes in cash and may elect to convey the conversion premium in cash, shares of our common stock or a combination of both. The conversion feature of our 2029 Notes has a dilutive impact on EPS when the average market price of our common stock exceeds the conversion price of $45.37 per share for the quarter. During the 2025 and 2024 Quarters, the weighted average price of our common stock was below the minimum conversion price.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
4. Operating Information by Segment and Geographic Area

	3ME March 31,
(in millions)	2025	2024
Revenue
Urban Solutions	$2,157	$1,479
Energy Solutions	1,206	1,432
Mission Solutions	597	601
Other	22	222
Total revenue	$3,982	$3,734

Cost of revenue
Urban Solutions	$(2,081)	$(1,427)
Energy Solutions	(1,158)	(1,363)
Mission Solutions	(590)	(575)
Other	(13)	(270)
Total cost of revenue	$(3,842)	$(3,635)

Segment profit (loss)
Urban Solutions	$70	$50
Energy Solutions	47	68
Mission Solutions	5	22
Other	9	(22)
Total segment profit	$131	$118

G&A	(36)	(59)
Foreign currency gain (loss)	(13)	12
Interest income (expense), net	17	39
Earnings (loss) attributable to NCI	9	(19)
Earnings before taxes	$108	$91

Intercompany revenue for our professional staffing business, excluded from revenue above	$58	$81
Urban Solutions. Segment profit increased in the 2025 Quarter due to an increase in execution activities on life sciences projects awarded in the last 18 months and a large metals project as well as a decrease in cost due to design optimization on a highway project. We also recognized profit on a metals project upon a change in percentage of completion due to a change in scope. The increase in segment profit was partially offset by the effects of unfavorable foreign currency movements on an international bridge project.
Energy Solutions. Segment profit declined during the 2025 Quarter due to projects nearing completion and the impact of reserves taken for a joint venture project in Mexico completed in 2019, partially offset by profit recognition on a chemicals project upon a change in percentage of completion due to a client directed change in scope. Segment profit in the 2024 Quarter was adversely impacted by $29 million (or $0.12 per share) in cost growth on a construction only subcontract executed by our joint venture in Mexico.
Mission Solutions. Segment profit declined during the 2025 Quarter compared to the 2024 Quarter due to an additional reserve of $28 million (or $0.16 per share) resulting from a recent ruling on a long-standing claim on a project completed in 2019 partially offset by volume-related growth on a DOE project.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
Other. Other included the operations of NuScale prior to deconsolidation in the fourth quarter of 2024 and the operations of the Stork businesses prior to their sale. In the 2025 Quarter, we completed the sale of Stork's operations in the U.K. and recognized a gain on sale of $7 million compared to an $11 million gain on the sale of Stork's operations in continental Europe in the 2024 Quarter. We expect results from our Other segment to be immaterial for 2025.
Total assets by segment are as follows:

(in millions)	March 31, 2025	December 31, 2024
Urban Solutions	$1,661	$1,472
Energy Solutions	735	729
Mission Solutions	784	734
Other	1,795	2,338
Corporate	3,448	3,870
Total assets	$8,423	$9,143
Revenue by project location follows:

	3ME March 31,
(in millions)	2025	2024
North America	$2,653	$2,372
Asia Pacific (includes Australia)	316	443
Europe	842	772
Central and South America	139	67
Middle East and Africa	32	80
Total revenue	$3,982	$3,734
5. Income Taxes

The effective tax rate on earnings for the 2025 Quarter was (49)% compared to 56% for the 2024 Quarter. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME March 31,
(In millions)	2025	2024
U.S statutory federal income tax (benefit) expense	(60)	$19
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	(7)	1
Valuation allowance, net	2	(4)
Foreign tax impacts	7	7
Noncontrolling interest	(2)	4
Reserve for uncertain tax positions	(3)	17
Other adjustments	10	7
Total income tax (benefit) expense	$(53)	$51

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
6. Partnerships and Joint Ventures
Many of our partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Investments in a loss position of $206 million and $292 million were included in other accrued liabilities as of March 31, 2025 and December 31, 2024, respectively, and consisted primarily of provision for anticipated losses on 2 legacy infrastructure projects. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts receivable, net” was $192 million and $175 million as of March 31, 2025 and December 31, 2024, respectively.
Variable Interest Entities

The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $2.0 billion and $2.4 billion as of March 31, 2025 and December 31, 2024, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse to us. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of March 31, 2025 for the unconsolidated VIEs were $48 million.
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
7. Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $15 billion as of March 31, 2025. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of March 31, 2025 and December 31, 2024.
8. Contingencies and Commitments

We and certain of our subsidiaries are subject to litigation, claims and other commitments and contingencies, including matters arising in the ordinary course of business, of which the asserted value may be significant. We record accruals in the financial statements for contingencies when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While there is at least a reasonable possibility that other losses may be incurred in excess of amounts accrued, management is unable to estimate the possible loss or range of loss or has determined such amounts to be immaterial, except as otherwise noted below. At present, except as set forth below, we do not expect that the ultimate resolution of any open matters will have a material adverse effect on our financial position or results of operations. However, legal proceedings and regulatory and governmental matters are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable outcomes could involve substantial monetary damages, fines, penalties and other expenditures. An unfavorable outcome might result in a material adverse impact on our business, results of operations or financial position. We might also enter into an agreement to settle one or more such matters if we determine such settlement is in the best interests of our stakeholders, and any such settlement could include substantial payments.
The following disclosures for commitments and contingencies have been updated since the matter was presented in the 2024 10-K.
Fluor Enterprises, Inc., our wholly-owned subsidiary, (“Fluor”) in conjunction with a partner, Balfour Beatty Infrastructure, Inc., (“Balfour”) formed a joint venture known as Prairie Link Constructors JV (“PLC”) and, through it, contracted with the North Texas Tollway Authority (“NTTA”) to provide design and build services for an extension of the NTTA’s President George Bush Turnpike highway (“Project”), which was completed in 2012. In October 2022, the NTTA served PLC, Fluor and Balfour with a petition, filed at Dallas County Court, demanding damages of an unquantified amount under various claims relating to alleged breaches of contract in relation to retaining walls along the Project. In November 2024, the

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
jury issued a $280 million verdict in favor of NTTA. In March 2025, the court issued a final judgment, awarding NTTA $280 million plus interest of $133 million and legal costs, thereby totaling approximately $415 million. The designs in question were performed by subcontractors to PLC, and these subcontractors owe contractual duties to defend and indemnify PLC from liability arising from their work. In April 2025, following a multi-party mediation, a settlement in principle was reached resolving NTTA’s claims against PLC and PLC’s claims against several of its subcontractors in relation to the Project, the terms of which are being finalized. Taking into account expected contributions by PLC’s subcontractors, Balfour and insurers, we recognized an $84 million impact to earnings to reduce the net liability to the ultimate settlement amount, inclusive of expected insurance proceeds.
There have been no substantive changes to the disclosures for the following commitments and contingencies since the matter was presented in the 2024 10-K.
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
9. Contract Assets and Liabilities

The following summarizes information about our contract assets and liabilities:

(in millions)	March 31, 2025	December 31, 2024
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$1,265	$1,050
Contract work in progress - lump-sum contracts	45	88
Contract assets	$1,310	$1,138

	3ME March 31,
(in millions)	2025	2024
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$367	$278

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
We periodically evaluate our project forecasts and the amounts recognized with respect to claims. We include estimated amounts for claims in project revenue to the extent it is probable we will realize those amounts. As of March 31, 2025 and December 31, 2024, we had recorded $230 million and $244 million, respectively, of revenue associated with claims for costs incurred to date. Additional costs, which will increase this balance over time, are expected to be incurred in future periods. We had up to $29 million and $23 million of back charges that may be disputed as of March 31, 2025 and December 31, 2024, respectively.
10. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	March 31, 2025
Within 1 year	$15,166
1 to 2 years	7,062
Thereafter	4,993
Total RUPO	$27,221
11. Debt and Letters of Credit

Debt consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Borrowings under credit facility	$—	$—

Senior Notes
2028 Notes (4.250% Senior Notes)	525	543
Unamortized discount and deferred financing costs	(2)	(2)
2029 Notes (1.125% Convertible Senior Notes)	575	575
Unamortized deferred financing costs	(11)	(12)
Total debt	$1,087	$1,104

Credit Facility

As of March 31, 2025, letters of credit totaling $465 million were outstanding under our $2.2 billion credit facility, which matures in February 2028. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR or GBP, bear interest at a base rate, plus an applicable borrowing margin. As of March 31, 2025, we had not made any borrowings under our credit facility line and maintained a borrowing capacity of $856 million.
Uncommitted Lines of Credit
As of March 31, 2025, letters of credit totaling $941 million were outstanding under uncommitted lines of credit.
Redemption of 2028 Notes
During the 2025 and 2024 Quarters, we redeemed $18 million and $10 million, respectively, of the aggregate outstanding 2028 Notes, with an immaterial impact on earnings in both periods.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
12. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2025				December 31, 2024
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment in NuScale(1)	$1,790	$1,790	$—	$—	$2,266	$2,266	$—	$—
Trading securities(2)	4	4	—	—	18	18	—	—
_________________________________________________________
(1) We recognize the fair value of our investment in NuScale on a mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates, which resulted in a pre-tax loss of $477 million for the 2025 Quarter. Our investment in NuScale consists of ownership units in NuScale’s operating subsidiary coupled with non-economic voting shares of NuScale. We have the right to collectively exchange these interests for registered and publicly-traded shares of NuScale, subject to certain timing restrictions and NuScale management’s discretion around the maximum number of exchangeable shares each period, if any.
(2)    Consists of registered money market funds and an equity index fund held in deferred compensation trusts. These investments represent the net asset value at the close of business of the period based on the last trade or official close of an active market or exchange.
The following summarizes information about financial instruments that are not required to be measured at fair value:

		March 31, 2025		December 31, 2024
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,644	$1,644	$1,613	$1,613
Cash equivalents(2)	Level 2	789	789	1,216	1,216
Marketable securities(2)	Level 2	78	78	130	130
Notes receivable, including noncurrent portion(3)	Level 3	9	9	9	9
Liabilities:
2028 Senior Notes(4)	Level 2	$523	$501	$541	$517
2029 Senior Notes(4)	Level 2	564	611	563	725
_________________________________________________________
(1)    Cash consists of bank deposits. Carrying amounts approximate fair value.
(2)    Cash equivalents and marketable securities primarily consists of time deposits. Carrying amounts approximate fair value because of the short-term maturity of these instruments. Amortized cost is not materially different from the fair value.
(3)    Notes receivable are carried at net realizable value which approximates fair value. Factors considered in determining the fair value include the credit worthiness of the borrower, current interest rates, the term of the note and any collateral pledged as security. Notes receivable are periodically assessed for impairment.
(4)     The fair value of the Senior Notes was estimated based on quoted market prices and Level 2 inputs.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
13. Stock-Based Compensation
Our executive and director stock-based compensation plans are described more fully in the 2024 10-K.
Equity Awards
Performance-based award units totaling 273,564 and 272,844 were awarded to most officers, including all Section 16 officers, during 2025 and 2024 Quarters, respectively. These awards generally cliff vest after 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based elements of such awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter.
For awards granted under the 2025 performance award plan, 70% of the award is earned based on achievement of earnings before taxes targets over three 1-year periods and 30% of the award is earned based on our 3-year cumulative TSR relative to companies in the S&P 500 on the date of the award. For awards granted under the 2024 and 2023 performance award plan, 80% of the award is earned based on achievement of earnings before taxes targets overthree 1-year periods and 20% of the award is earned based on our3-year cumulative TSR relative to companies in the S&P 500 on the date of the award. The performance component of these awards is deemed granted when targets are set while the TSR component of these awards is deemed granted upon issuance. During the 2025 Quarter, the following units were granted based upon the establishment of performance targets:

	Performance-based Award Units Granted in 2025	Weighted Average Grant Date Fair Value Per Share
2025 Performance Award Plan	145,904	$37.12
2024 Performance Award Plan	72,756	$39.75
2023 Performance Award Plan	73,271	$39.75
For awards granted under these performance award plans, the number of units are adjusted at the end of each performance period based on attainment of certain performance targets and on market conditions, pursuant to the terms of the award agreements. As of March 31, 2025, there were 200,416 shares associated with performance awards that had been awarded to employees, but which are not deemed granted due to the underlying performance targets having not yet been established.
Liability Awards
SGI awards granted to executives vest and become payable at a rate of 1/3 of the total award each year. Performance-based awards were awarded to non-Section 16 executives and will be settled in cash.

	Location in Statement of Operations	3ME March 31,
(in millions)		2025	2024
SGI awards	G&A	$(3)	$5
Performance-based awards for non-Section 16 executives	G&A	3	8

Liabilities (in millions)	Location on Balance Sheet	March 31, 2025	December 31, 2024
SGI awards	Accrued salaries, wages and benefits and other noncurrent liabilities	$26	$51
Performance-based awards for non-Section 16 executives	Accrued salaries, wages and benefits and other noncurrent liabilities	24	30

FLUOR CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements and our 2024 10-K. Except as the context otherwise requires, the terms Fluor or the Registrant, as used herein, are references to Fluor and references to the company, we, us, or our, as used herein, shall include Fluor, its consolidated subsidiaries and joint ventures.
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
•Exposure to political and economic risks in different countries, including tariffs and trade policies, geopolitical events and conflicts, civil unrest, security issues, labor conditions and other unforeseeable events in the countries in which we do business;
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
Additional information concerning these and other factors can be found in our press releases and periodic filings with the SEC, including the 2024 10-K. These filings are available publicly on the SEC’s website at http://www.sec.gov, on our website at http://investor.fluor.com or upon request from our Investor Relations Department at (469) 398-7222. We cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating Fluor and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
Results of Operations
In the 2025 Quarter, we completed the sale of Stork's U.K. operations. The sale did not have a material impact on the financial statements. In the 2024 Quarter, we completed the sale of Stork's operations in continental Europe for $67 million and recognized a gain on sale of $11 million including de-recognition of Stork's net assets and cumulative foreign currency translation. After completing the wind down of the Trinidad and Tobago operations later this year, Stork's divestiture will be complete.
We recognize the fair value of our investment in NuScale on a mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates, which resulted in a pre-tax loss of $477 million for the 2025 Quarter. Our investment in NuScale consists of ownership units in NuScale’s operating subsidiary coupled with non-economic voting shares of NuScale. We have the right to collectively exchange these interests for registered and publicly-traded shares of NuScale, subject to certain timing restrictions and NuScale management’s discretion around the maximum number of exchangeable shares each period, if any. Although we use the Level 1 fair value of the publicly-traded shares, the restrictions associated with the conversion could cause the net realizable value of the investment to be different than the implied fair value. NuScale's results for the 2024 Quarter were included in our Other segment as it was prior to our deconsolidation of NuScale.

	3ME March 31,
(in millions)	2025		2024
Revenue
Urban Solutions	$2,157		$1,479
Energy Solutions	1,206		1,432
Mission Solutions	597		601
Other	22		222
Total revenue	$3,982		$3,734

Segment profit (loss) $ and margin %
Urban Solutions	$70	3.2%	$50	3.4%
Energy Solutions	47	3.9%	68	4.7%
Mission Solutions	5	0.8%	22	3.7%
Other	9	40.9%	(22)	NM
Total segment profit $ and margin %(1)	$131	3.3%	$118	3.2%

G&A	(36)		(59)
Foreign currency gain (loss)	(13)		12
Interest income (expense), net	17		39
Earnings (loss) attributable to NCI	9		(19)
Earnings before taxes	108		91
Income tax benefit (expense) (including $73 million tax benefit attributable to equity method loss in 2025)	53		(51)
Net earnings before equity method earnings	161		40
Equity method earnings (loss)	(393)		—
Net earnings (loss)	(232)		40
Less: Net earnings (loss) attributable to NCI	9		(19)
Net earnings (loss) attributable to Fluor	$(241)		$59

New awards
Urban Solutions	$5,330		$4,873
Energy Solutions	315		716
Mission Solutions	164		1,145
Other	2		284
Total new awards	$5,811		$7,018

New awards related to projects located outside of the U.S.	10%		27%

(in millions)	March 31, 2025	December 31, 2024
Backlog (2)(3)
Urban Solutions	$20,150	$17,749
Energy Solutions	6,161	7,605
Mission Solutions	2,397	2,727
Other	10	403
Total backlog	$28,718	$28,484

Backlog related to projects located outside of the U.S.	42%	55%
Backlog related to reimbursable projects	79%	79%
(1)Total segment profit and margin are non-GAAP financial measures. We believe that total segment profit provides a meaningful perspective on our results as it is the aggregation of individual segment profit measures that we use to evaluate and manage our performance.
(2)Backlog at March 31, 2025 was level with backlog at December 31, 2024. We booked a multi-billion award for a life sciences project during the 2025 Quarter. However, we also adjusted backlog on 2 large projects due to reductions in scope and the associated CFM. Backlog may include significant estimated amounts of third-party, subcontracted, CFM and pass-through costs. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur.
(3)Includes backlog of $585 million and $702 million for ongoing legacy projects in a loss position as of March 31, 2025 and December 31, 2024, respectively.
Revenue increased during the 2025 Quarter primarily driven by a ramp up of execution activities on several large projects in our Urban Solutions segment partially offset by revenue declines in Energy Solutions.
Earnings before taxes improved in the 2025 Quarter driven by the ramp up of execution activities on Urban Solutions projects discussed above as well as a reduction in G&A for stock-based compensation partially offset by a decline in net interest income and a foreign currency loss.
Net earnings excluding amounts attributable to equity method earnings were as follows:

	3ME
(in millions)	March 31, 2025

Earnings before taxes	$108

Income tax benefit	53
Less: Income tax benefit attributable to equity method loss	(73)
Income tax expense and effective tax rate, excluding amount attributable to equity method loss	(20)	19%

Net earnings excluding amount attributable to equity method loss	$88

Equity method loss	$(393)
Income tax benefit and effective tax rate attributable to equity method loss	73	19%
Equity method loss, net of related income tax benefit	$(320)

Net earnings/(loss)	$(232)
The effective tax rate on earnings for the 2025 Quarter was (49)% compared to 56% for the 2024 Quarter. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME March 31,
(In millions)	2025	2024
U.S statutory federal income tax (benefit) expense	$(60)	$19
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	(7)	1
Valuation allowance, net	2	(4)
Foreign tax impacts	7	7
Noncontrolling interest	(2)	4
Reserve for uncertain tax positions	(3)	17
Other adjustments	10	7
Total income tax (benefit) expense	$(53)	$51
Beginning in January 2024, many non-US tax jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion Model Rules, also known as Pillar Two. Pillar Two establishes a global minimum tax of 15% on large multinational corporations. We considered the applicable tax law changes in the countries in which we operate and have determined that there is no material impact to our tax provision for the 2025 Quarter. We will continue to evaluate the impact of these tax law changes on future periods.
Our profit margin percentages may be favorably or unfavorably impacted by a change in the amount of CFM recorded. We record revenue on a gross basis, including CFM when we have concluded that we are a principal with respect to such materials and services, though the timing of CFM receipt can significantly impact completion percentage.
Segment Operations
Urban Solutions
Revenue significantly increased in the 2025 Quarter due to the ramp up of execution activities on life sciences projects awarded in the last 18 months as well as revenue growth on a large metals project and a large mining project. The increase in 2025 revenue was further driven by progression to completion on a metals project in which there was a change in scope and removal of CFM.
Segment profit increased in the 2025 Quarter due to an increase in execution activities on life sciences projects awarded in the last 18 months and a large metals project as well as a decrease in cost due to design optimization on a highway project. We also recognized profit on a metals project upon a change in percentage of completion due to a reduction in scope. The increase in segment profit was partially offset by the effects of unfavorable foreign currency movements on an international bridge project. Segment profit margin in the 2025 Quarter was consistent with the 2024 Quarter.
New awards increased during the 2025 Quarter due to a large EPC award for a second multi-billion dollar pharmaceutical facility in Indiana and a construction contract for State Highway 6 in Texas. Backlog increased during the 2025 Quarter due to these 2 large awards. Our staffing business does not report new awards or backlog.
Energy Solutions
Revenue decreased during the 2025 Quarter due to a decline in execution activity for several projects nearing completion partially offset by the ramp up of execution activities on a chemicals project in Canada and a batteries project in Poland.
Segment profit and profit margin declined during the 2025 Quarter due to projects nearing completion and the impact of reserves taken for a joint venture project in Mexico completed in 2019, partially offset by profit recognition on a chemicals project upon a change in percentage of completion due to a client directed change in scope. Segment profit and segment profit margin in the 2024 Quarter was adversely impacted by $29 million in cost growth on a construction only subcontract executed by our joint venture in Mexico.
New awards declined during the 2025 Quarter compared to the 2024 Quarter. Backlog declined during the 2025 Quarter due to the execution pace exceeding new award activity.
Mission Solutions
Revenue in the 2025 Quarter was level with revenue in the 2024 Quarter. Revenue growth due to increased volume on a DOE project and FEMA hurricane relief efforts was offset by revenue declines resulting from reduced volume on a different DOE project and the recognition of an additional reserve resulting from a recent ruling on a long-standing claim on a project completed in 2019.
Segment profit and profit margin declined during the 2025 Quarter compared to the 2024 Quarter due to an additional reserve of $28 million resulting from a recent ruling on a long-standing claim on a project completed in 2019 partially offset by volume-related growth on a DOE project.
New awards declined during the 2025 Quarter compared to the 2024 Quarter. Backlog included $369 million and $665 million of unfunded government contracts as of March 31, 2025 and December 31, 2024, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods.
Other
NuScale's results for the 2024 Quarter were included in our Other segment as it was prior to our deconsolidation of NuScale in October 2024. In the 2025 Quarter, we completed the sale of Stork's operations in the U.K. and recognized a gain on sale of $7 million compared to an $11 million gain on the sale of Stork's operations in continental Europe in the 2024 Quarter. We expect results from our Other segment to be immaterial for 2025.
G&A

	3ME March 31,
(in millions)	2025	2024
G&A
Compensation	$24	$43
Legal & professional fees	3	3
Exit costs	2	5
Facilities	—	2
Other	7	6
G&A	$36	$59
The decrease in compensation expense in the 2025 Quarter was primarily driven by lower stock-based compensation, largely resulting from a decrease in our stock price and corresponding TSR metrics between December 31, 2024 and March 31, 2025.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2024 10-K.
Recent Accounting Pronouncements
Item is described more fully in the Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity arises from available cash and cash equivalents and marketable securities, cash generated from operations, capacity under our credit facility and, when necessary, access to capital markets. We have committed and uncommitted lines of credit available for revolving loans and letters of credit. We believe that for at least the next 12 months, anticipated cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements and debt maturities. We regularly review our sources and uses of liquidity and may pursue opportunities to address our liquidity needs that arise.
Our credit facility contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, which is a one notch downgrade from both agencies' current ratings. If we are required to provide collateral, it would consist broadly of liens on our U.S. assets.
As of March 31, 2025, letters of credit totaling $465 million were outstanding under our $2.2 billion credit facility, which matures in February 2028. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, based upon total shareholders' equity excluding AOCI, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.2 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. Borrowings under the facility, which may be denominated in USD, EUR or GBP, bear interest at a base rate, plus an applicable borrowing margin. As of March 31, 2025 and through the issuance of this 10-Q, we had not made any borrowings under our credit facility. We have a sublimit of up to $1.0 billion in aggregate cash advances and financial letters of credit available to us under our credit facility with a current borrowing capacity of $856 million.
Cash and cash equivalents combined with marketable securities were $2.5 billion and $3.0 billion as of March 31, 2025 and December 31, 2024, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $1.1 billion as of both March 31, 2025 and December 31, 2024. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $325 million and $333 million as of March 31, 2025 and December 31, 2024, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $48 million and $79 million as of March 31, 2025 and December 31, 2024, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of March 31, 2025 and December 31, 2024, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.
In the 2025 Quarter, we used $142 million to repurchase and cancel 3,576,745 shares of common stock under our repurchase program. Over 24,000,000 shares could still be purchased under the repurchase program as of March 31, 2025. Between April 1, 2025 and April 25, 2025, we repurchased and canceled approximately 1.5 million shares of our common stock for $51 million. We expect to repurchase approximately $150 million of our stock during the second quarter of 2025 and approximately $300 million of our stock during the latter half of 2025.

Cash Flows

	3ME March 31,
(in millions)	2025	2024
OPERATING CASH FLOW	$(286)	$(111)

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	54	(5)
Capital expenditures	(11)	(34)
Proceeds from sale of assets	62	30
Investments in partnerships and joint ventures	(69)	(13)
Investing cash flow	36	(22)

FINANCING CASH FLOW
Repurchase of common stock	(142)	—
Purchase and retirement of debt	(18)	(10)
Other	(3)	(16)
Financing cash flow	(163)	(26)

Effect of exchange rate changes on cash	17	(25)
Increase (decrease) in cash and cash equivalents	(396)	(184)
Cash and cash equivalents at beginning of period	2,829	2,519
Cash and cash equivalents at end of period	$2,433	$2,335

Cash paid during the period for:
Interest	$19	$20
Income taxes (net of refunds)	30	46
Operating Activities
Cash flows from operating activities result primarily from our core EPC activities and are affected by our earnings level and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project and the payments terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our lump-sum projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of March 31, 2025, our backlog included $585 million for ongoing legacy projects in a loss position, including approximately $189 million of estimated unfunded losses associated therewith. The comparable amounts at December 31, 2024 were $702 million of backlog and $237 million of unfunded losses.
Our operating cash flow is typically lower in the first quarter of each year due to the timing of payout of employee incentive awards from the prior year. Our operating cash flow for the 2025 and 2024 Quarters was also negatively impacted by increases in working capital on several large projects.

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

Capital expenditures in 2025 primarily related to investments in IT compared to expenditures for improvements to our new office lease in Houston as well as construction equipment on infrastructure projects in 2024.
Net proceeds from sales of assets during the 2025 Quarter included $61 million from the sale of Stork's U.K. operations compared to $29 million from the sale of Stork's European business in the 2024 Quarter. We received additional proceeds of $38 million from the sale of Stork Europe in April 2024.
Investments in unconsolidated partnerships and joint ventures in the 2025 Quarter included $55 million in funding on a loss project for an infrastructure joint venture.
Financing Activities
We have a stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. In November 2024, the Board authorized an additional 20,000,000 shares to the repurchase program. During 2025 Quarter, we repurchased 3,576,745 shares of common stock under the repurchase program for total consideration of $142 million. As of March 31, 2025, over 24,000,000 shares could still be purchased under the repurchase program.
During the 2025 and 2024 Quarters, we redeemed $18 million and $10 million, respectively, of the aggregate outstanding 2028 Notes, with an immaterial impact on earnings in both periods.
Letters of Credit
As of March 31, 2025, letters of credit totaling $465 million were outstanding under committed lines of credit. As of March 31, 2025, letters of credit totaling $941 million were outstanding under uncommitted lines of credit including letters of credit totaling $344 million for two lump-sum projects in Kuwait that are substantially complete except for the resolution of unapproved change orders and extension of time claims. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees

The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $15 billion as of March 31, 2025.
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk during 2025 Quarter. Accordingly, our disclosures provided in the 2024 10-K remain relevant.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	3ME March 31,
(in millions)	2025	2024
Backlog, January 1	$28,484	$29,441
New awards	5,811	7,018
Adjustments and cancellations, net	(1,619)	(20)
Work performed	(3,958)	(3,700)
Backlog, March 31	$28,718	$32,739

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
Additional information on matters in dispute may be found in Part I, Item 1 of this Q1 2025 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2024 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended March 31, 2025 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
January 1 — January 31, 2025	494,574	$49.92	494,574	27,665,239
February 1 — February 28, 2025	583,904	42.74	583,904	27,081,335
March 1 — March 31, 2025	2,498,267	36.87	2,498,267	24,583,068
Total	3,576,745	$39.63	3,576,745
_________________________________________________________
(1)    The share repurchase program was originally announced on November 3, 2011 and, as amended, totaled 66,000,000 shares as of March 31, 2025, including 20,000,000 shares incrementally authorized by the Board in November 2024. We may repurchase shares from time to time in open market or privately negotiated transactions, including through pre-arranged trading programs, at our discretion, subject to market conditions and other factors and at such time and in amounts that we deem appropriate. The share repurchase program has no fixed expiration date.
Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.
Item 5. Other Information
During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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
10.1
$2,200,000 Fourth Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 14, 2025, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
95.1	Mine Safety Disclosure.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q1 2025 10-Q for the three months ended March 31, 2025, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 1, 2025	By:	/s/ John C. Regan
John C. Regan
Chief Financial Officer
(Principal Financial & Accounting Officer)