Form 10-Q
period 2025-06-30
FLUOR CORP
filed 2025-08-01
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 25, 2025, 161,664,371 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The abbreviations and definitions set forth below apply to the Fluor-specific terms used throughout this filing.

Abbreviation/Term	Definition
Fluor	Fluor Corporation
NuScale	NuScale Power Corporation
SGI	Stock growth incentive awards
Stork	Stork Holding B.V. and subsidiaries
The abbreviations and definitions set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2024 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
2024 Period	Six months ended June 30, 2024
2024 Quarter	Three months ended June 30, 2024
2025 Period	Six months ended June 30, 2025
2025 Quarter	Three months ended June 30, 2025
3ME	Three months ended
6ME	Six months ended
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFM	Customer-furnished materials
CTA	Currency translation adjustment
DOD	U.S. Department of Defense
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings (loss) per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
IT	Information technology
NCI	Noncontrolling interests
NM	Not meaningful
OBBB	One Big Beautiful Bill, signed into U.S. law in July 2025
OCI	Other comprehensive income (loss)
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
TSR	Total shareholder return
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	3ME June 30,		6ME June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Revenue	$3,978	$4,227	$7,959	$7,961
Cost of revenue	(3,922)	(4,049)	(7,762)	(7,683)
Gross profit	56	178	197	278
G&A	(52)	(50)	(88)	(110)
Foreign currency gain (loss)	(30)	48	(44)	60
Operating profit (loss)	(26)	176	65	228
Interest expense	(9)	(11)	(21)	(23)
Interest income	26	49	55	100
Earnings (loss) before taxes	(9)	214	99	305
Income tax expense (including $757 million and $684 million tax expense attributable to equity method earnings in 2025 Quarter and 2025 Period, respectively)	(765)	(61)	(712)	(111)
Net earnings (loss) before equity method earnings	(774)	153	(613)	194
Equity method earnings	3,212	—	2,819	—
Net earnings	2,438	153	2,206	194
Less: Net earnings (loss) attributable to NCI	(22)	(16)	(13)	(34)
Net earnings attributable to Fluor	$2,460	$169	$2,219	$228

Basic EPS	$14.93	$0.99	$13.30	$1.33
Diluted EPS	$14.81	$0.97	$13.19	$1.32

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	3ME June 30,		6ME June 30,
(in millions)	2025	2024	2025	2024
Net earnings	$2,438	$153	$2,206	$194

OCI, net of taxes:
Foreign currency translation adjustment	46	(5)	72	(49)
Other	—	(3)	—	(9)
Total OCI, net of taxes	46	(8)	72	(58)
Comprehensive income	2,484	145	2,278	136
Less: Comprehensive income (loss) attributable to NCI	(22)	(15)	(13)	(33)
Comprehensive income attributable to Fluor	$2,506	$160	$2,291	$169
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in millions, except share and per share amounts)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents ($401 and $333 related to VIEs)	$2,172	$2,829
Marketable securities ($54 and $59 related to VIEs)	99	130
Accounts receivable, net ($76 and $92 related to VIEs)	1,081	921
Contract assets ($71 and $130 related to VIEs)	1,489	1,138
Other current assets ($23 and $32 related to VIEs)	186	157
Total current assets	5,027	5,175
Noncurrent assets
PP&E, net ($43 and $46 related to VIEs)	484	494
Investments	5,616	2,828
Other assets ($20 and $17 related to VIEs)	661	646
Total noncurrent assets	6,761	3,968
Total assets	$11,788	$9,143
LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($227 and $233 related to VIEs)	$1,439	$1,220
Contract liabilities ($257 and $278 related to VIEs)	683	684
Accrued salaries, wages and benefits ($22 and $18 related to VIEs)	602	640
Other accrued liabilities ($50 and $37 related to VIEs)	378	527
Total current liabilities	3,102	3,071

Long-term debt	1,070	1,104
Deferred taxes	1,160	468
Other noncurrent liabilities	478	508

Commitments and contingencies

Equity
Shareholders’ equity
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 162,423,864 and 169,228,759 shares in 2025 and 2024, respectively	2	2
APIC	887	1,174
AOCI	(279)	(351)
Retained earnings	5,339	3,124
Total shareholders’ equity	5,949	3,949
NCI	29	43
Total equity	5,978	3,992
Total liabilities and equity	$11,788	$9,143

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	6ME June 30,
(in millions)	2025	2024
OPERATING CASH FLOW
Net earnings	$2,206	$194
Adjustments to reconcile net earnings to operating cash flow:
Equity method earnings, net of taxes	(2,135)	—
Depreciation and amortization	35	34
Gain on sales of assets	(8)	(14)
Stock-based compensation	17	20
Deferred taxes	(6)	22
Changes in assets and liabilities	(405)	(86)
Other	(11)	1
Operating cash flow	(307)	171

INVESTING CASH FLOW
Purchases of marketable securities	(80)	(78)
Proceeds from sales and maturities of marketable securities	114	69
Capital expenditures	(25)	(82)
Proceeds from sales of assets	62	74
Investments in partnerships and joint ventures	(135)	(21)
Other	3	—
Investing cash flow	(61)	(38)

FINANCING CASH FLOW
Repurchase of common stock	(295)	—
Purchase and retirement of debt	(36)	(24)
Proceeds from NuScale share issuance (net of issuance fees)	—	45
Other	(10)	(15)
Financing cash flow	(341)	6

Effect of exchange rate changes on cash	52	(29)
Increase (decrease) in cash and cash equivalents	(657)	110
Cash and cash equivalents at beginning of period	2,829	2,519
Cash and cash equivalents at end of period	$2,172	$2,629

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$19	$22
Cash paid for income taxes (net of refunds)	83	31

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
UNAUDITED

(in millions, except per share amounts)	Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER, 2024	169	$2	$1,174	$(351)	$3,124	$3,949	$43	$3,992
Net earnings (loss)	—	—	—	—	(241)	(241)	9	(232)
OCI	—	—	—	26	—	26	—	26
Contributions to NCI, net of distributions	—	—	—	—	—	—	8	8
Other NCI transactions	—	—	—	—	—	—	(1)	(1)
Stock-based plan activity	1	—	1	—	—	1	—	1
Repurchase of common stock	(4)	—	(144)	—	—	(144)	—	(144)
BALANCE AS OF MARCH 31, 2025	166	$2	$1,031	$(325)	$2,883	$3,591	$59	$3,650
Net earnings (loss)	—	—	—	—	2,460	2,460	(22)	2,438
OCI	—	—	—	46	—	46	—	46
Distributions to NCI, net of contributions	—	—	—	—	—	—	(8)	(8)
Other NCI transactions	—	—	—	—	—	—	—	—
Stock-based plan activity	—	—	9	—	—	9	—	9
Repurchase of common stock	(4)	—	(153)	—	(4)	(157)	—	(157)
BALANCE AS OF JUNE 30, 2025	162	$2	$887	$(279)	$5,339	$5,949	$29	$5,978

(in millions, except per share amounts)	Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	170	$2	$1,228	$(269)	$979	$1,940	$112	$2,052
Net earnings (loss)	—	—	—	—	59	59	(19)	40
OCI	—	—	—	(50)	—	(50)	—	(50)
Distributions to NCI, net of contributions	—	—	—	—	—	—	(2)	(2)
Other NCI transactions	—	—	3	—	—	3	2	5
Stock-based plan activity	1	—	(1)	—	—	(1)	—	(1)
BALANCE AS OF MARCH 31, 2024	171	$2	$1,230	$(319)	$1,038	$1,951	$93	$2,044
Net earnings (loss)	—	—	—	—	169	169	(16)	153
OCI	—	—	—	(10)	—	(10)	2	(8)
Contributions to NCI, net of distributions	—	—	—	—	—	—	22	22
Other NCI transactions	—	—	23	—	—	23	—	23
Stock-based plan activity	—	—	9	—	—	9	—	9
BALANCE AS OF JUNE 30, 2024	171	$2	$1,262	$(329)	$1,207	$2,142	$101	$2,243

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

The financial statements included herein are unaudited. We believe they contain all adjustments of a normal recurring nature which are necessary to fairly present our financial position and our operating results as of and for the periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in tables may not total or agree back to the financial statements due to immaterial rounding differences. We have evaluated all material events occurring subsequent to June 30, 2025 through the filing date of this 10-Q.
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
In May 2025, the FASB issued ASU 2025-03 on identifying the accounting acquirer in transactions involving VIEs. This ASU revises the guidance to require consideration of the same factors used in other business combinations when the legal acquiree is a VIE that qualifies as a business and the transaction is effected primarily through the exchange of equity interests. ASU 2025-03 is effective for our annual and quarterly reporting for 2027. We do not expect this ASU to have any impact on our consolidated results.

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

	3ME June 30,		6ME June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net earnings attributable to Fluor	$2,460	$169	$2,219	$228

Weighted average common shares outstanding	165	171	167	171
Diluted effect:
Stock options, RSUs and performance-based award units	1	3	1	2
Convertible debt (1)	—	—	—	—
Weighted average diluted shares outstanding	166	174	168	173

Basic EPS	$14.93	$0.99	$13.30	$1.33
Diluted EPS	$14.81	$0.97	$13.19	$1.32

Anti-dilutive securities not included in shares outstanding:
Stock options, RSUs and performance-based award units	1	2	1	2
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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
4. Operating Information by Segment and Geographic Area

	3ME June 30,		6ME June 30,
(in millions)	2025	2024	2025	2024
Revenue
Urban Solutions	$2,070	$1,831	$4,227	$3,309
Energy Solutions	1,143	1,595	2,349	3,028
Mission Solutions	762	704	1,358	1,305
Other	3	97	25	319
Total revenue	$3,978	$4,227	$7,959	$7,961

Cost of revenue
Urban Solutions	$(2,069)	$(1,722)	$(4,150)	$(3,148)
Energy Solutions	(1,126)	(1,520)	(2,284)	(2,884)
Mission Solutions	(723)	(661)	(1,312)	(1,235)
Other	(4)	(146)	(17)	(416)
Total cost of revenue	$(3,922)	$(4,049)	$(7,762)	$(7,683)

Segment profit (loss)
Urban Solutions	$29	$105	$99	$155
Energy Solutions	15	75	63	143
Mission Solutions	35	41	40	63
Other	(1)	(27)	8	(49)
Total segment profit	$78	$194	$210	$312

G&A	(52)	(50)	(88)	(110)
Foreign currency gain (loss)	(30)	48	(44)	60
Interest income (expense), net	17	38	34	77
Earnings (loss) attributable to NCI	(22)	(16)	(13)	(34)
Earnings (loss) before taxes	$(9)	$214	$99	$305

Intercompany revenue for our professional staffing business, excluded from revenue above	$61	$75	$120	$156
Urban Solutions. Segment profit in the 2025 Quarter and 2025 Period included forecast adjustments totaling $54 million (or $0.30 per share) for cost growth on 3 infrastructure projects related to subcontracted design errors, price escalation and schedule impacts partially offset by a refinement of our expected recovery from claims against our subcontractors on these projects. Segment profit in the 2025 Quarter and 2025 Period also included an increase in execution activities on life sciences projects awarded in the last 18 months. Segment profit during the 2025 Period included profit on a metals project upon a change in percentage of completion due to a reduction in scope. Comparatively, segment profit in the 2024 Quarter and 2024 Period included the favorable resolution of a change order on a different legacy infrastructure project.
Energy Solutions. Segment profit declined during the 2025 Quarter and 2025 Period due to projects nearing completion and the recognition of $31 million (or $0.13 per share) for an arbitration ruling on a fabrication project at our joint venture in Mexico that was completed in 2021. The decline in segment profit during the 2025 Period was partially offset by profit recognition on a chemicals project upon a change in percentage of completion due to a client directed change in scope. Segment profit in the 2024 Period was adversely impacted by $39 million (or $0.16 per share) in cost growth on a construction only subcontract executed by our joint venture in Mexico.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
Mission Solutions. Segment profit declined during the 2025 Quarter due to a decline in execution activity for a DOD project as well as increased legal costs, partially offset by an increase in earnings from DOE projects and newly awarded DOE and DOD projects accounted for under the equity method of accounting. Segment profit declined during the 2025 Period primarily due to an additional reserve of $28 million (or $0.16 per share) resulting from a recent ruling on a long-standing claim on a project completed in 2019.
Other. Other included the operations of NuScale prior to deconsolidation in the fourth quarter of 2024 and the operations of the Stork businesses prior to their sale. In the 2025 Period, we completed the sale of Stork's operations in the U.K. and recognized a gain on sale of $7 million compared to an $11 million gain on the sale of Stork's operations in continental Europe in the 2024 Period. We expect results from our Other segment to be immaterial for 2025.
Total assets by segment are as follows:

(in millions)	June 30, 2025	December 31, 2024
Urban Solutions	$1,906	$1,472
Energy Solutions	737	729
Mission Solutions	886	734
Other	6	72
Corporate	3,253	3,870
Investment in NuScale	5,000	2,266
Total assets	$11,788	$9,143
Revenue by project location follows:

	3ME June 30,		6ME June 30,
(in millions)	2025	2024	2025	2024
North America	$2,757	$2,929	$5,410	$5,299
Asia Pacific (includes Australia)	306	558	622	1,001
Europe	723	558	1,564	1,333
Central and South America	146	136	285	203
Middle East and Africa	46	46	78	125
Total revenue	$3,978	$4,227	$7,959	$7,961

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
5. Income Taxes

The effective tax rate on earnings, including equity method earnings, was 24% for both the 2025 Quarter and the 2025 Period compared to 29% for the 2024 Quarter and 36% for the 2024 Period. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME June 30,		6ME June 30,
(In millions)	2025	2024	2025	2024
U.S statutory federal income tax (benefit) expense	$672	$45	$613	$64
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	93	3	85	3
Valuation allowance, net	6	35	8	30
Foreign tax impacts	(14)	(6)	(7)	1
Noncontrolling interest	5	3	3	7
Reserve for uncertain tax positions	1	(21)	(2)	(4)
Other adjustments	2	2	12	10
Total income tax expense	$765	$61	$712	$111

6. Partnerships and Joint Ventures
Many of our partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Investments in a loss position of $181 million and $292 million were included in other accrued liabilities as of June 30, 2025 and December 31, 2024, respectively, and consisted primarily of provision for anticipated losses on 2 legacy infrastructure projects. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts receivable, net” was $238 million and $175 million as of June 30, 2025 and December 31, 2024, respectively.
Variable Interest Entities

The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $5.3 billion and $2.4 billion as of June 30, 2025 and December 31, 2024, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse to us. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of June 30, 2025 for the unconsolidated VIEs were $48 million.
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
7. Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $14 billion as of June 30, 2025. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of June 30, 2025 and December 31, 2024.

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
Fluor Australia Ltd., our wholly-owned subsidiary (“Fluor Australia”), completed a cost reimbursable engineering, procurement and construction management services project for Santos Ltd. (“Santos”) involving a large network of natural gas gathering and processing facilities in Queensland, Australia. On December 13, 2016, Santos filed an action in Queensland Supreme Court (the “Court”) against Fluor Australia, asserting various causes of action and seeking damages and/or a refund of contract proceeds paid of AUD $1.47 billion. Santos has joined Fluor to the matter on the basis of a parent company guarantee issued for the project. In March 2023, a panel of 3 referees appointed by the Court (the "Panel”) issued a draft, non-binding report setting forth recommendations to the Court regarding liability and damages in the lawsuit. After consideration of further submissions by the parties, the Panel finalized its report on July 14, 2023. The Panel’s report has no legal effect unless it is adopted by the Court through an adoption hearing, and the Court can accept or reject, in whole or in part, the Panel’s recommendations. In the final report, the Panel recommended judgment for Fluor on one of Santos’s damages claims that Santos contends has an approximate value of AUD $700 million, and recommended judgment for Santos on other claims that the Panel valued at approximately AUD $790 million excluding interest and costs. While the project contract contains a liability cap of approximately AUD $236 million, the Panel found that the liability cap did not apply to Santos’s claims. Fluor has made an application to have the Court set aside the reference to the Panel and the Panel’s recommendations on several procedural and substantive grounds, including in relation to apparent bias of the referees, a failure to comply with the order which established the reference to the Panel and a lack of procedural fairness. In July 2023, the Court held oral argument on that application and reserved its decision. Pursuant to an application by Santos to adopt the Panel’s report, the Court then held an adoption hearing in February and March 2024 at which Fluor contended that the Court should not adopt the Panel’s recommendation based on numerous grounds, including the Panel’s failure to apply the project’s liability cap. The Court also reserved its decision at the close of the adoption hearing. We await the Court’s decisions on Fluor’s application to set aside the reference and Santos’s application to adopt the Panel’s report, which could come as early as the third quarter of 2025.
Fluor Enterprises, Inc., our wholly-owned subsidiary, (“Fluor”) in conjunction with a partner, Balfour Beatty Infrastructure, Inc., (“Balfour”) formed a joint venture known as Prairie Link Constructors JV (“PLC”) and, through it, contracted with the North Texas Tollway Authority (“NTTA”) to provide design and build services for an extension of the NTTA’s President George Bush Turnpike highway (“Project”), which was completed in 2012. In October 2022, the NTTA served PLC, Fluor and Balfour with a petition, filed at Dallas County Court, demanding damages of an unquantified amount under various claims relating to alleged breaches of contract in relation to retaining walls along the Project. In November 2024, the jury issued a $280 million verdict in favor of NTTA. In March 2025, the court issued a final judgment, awarding NTTA $280 million plus interest of $133 million and legal costs, thereby totaling approximately $415 million. The designs in question were performed by subcontractors to PLC, and these subcontractors owe contractual duties to defend and indemnify PLC from liability arising from their work. In April 2025, following a multi-party mediation, a settlement in principle was reached resolving NTTA’s claims against PLC and PLC’s claims against several of its subcontractors in relation to the Project. Taking into account expected contributions by PLC’s subcontractors, Balfour and insurers, we recognized an $84 million impact to earnings in the first quarter of 2025 to reduce the net liability to the ultimate settlement amount, inclusive of expected insurance proceeds. In June 2025, we paid $33 million to NTTA upon settlement and we consider the matter closed.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
9. Contract Assets and Liabilities

The following summarizes information about our contract assets and liabilities:

(in millions)	June 30, 2025	December 31, 2024
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$1,394	$1,050
Contract work in progress - lump-sum contracts	95	88
Contract assets	$1,489	$1,138

	6ME June 30,
(in millions)	2025	2024
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$481	$430
We periodically evaluate our project forecasts and the amounts recognized with respect to claims. We include estimated amounts for claims in project revenue to the extent it is probable we will realize those amounts. As of June 30, 2025 and December 31, 2024, we had recorded $233 million and $244 million, respectively, of revenue associated with claims for costs incurred to date. Additional costs, which will increase this balance over time, are expected to be incurred in future periods. We had $85 million and $23 million of back charges that may be disputed as of June 30, 2025 and December 31, 2024, respectively.
10. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	June 30, 2025
Within 1 year	$14,830
1 to 2 years	6,872
Thereafter	5,135
Total RUPO	$26,837
11. Debt and Letters of Credit

Debt consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Borrowings under credit facility	$—	$—

Senior Notes
2028 Notes (4.250% Senior Notes)	507	543
Unamortized discount and deferred financing costs	(2)	(2)
2029 Notes (1.125% Convertible Senior Notes)	575	575
Unamortized deferred financing costs	(10)	(12)
Total debt	$1,070	$1,104

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
Credit Facility

As of June 30, 2025, letters of credit totaling $463 million were outstanding under our $2.2 billion credit facility, which matures in February 2028. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.1 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR or GBP, bear interest at a base rate, plus an applicable borrowing margin. As of June 30, 2025, we had not made any borrowings under our credit facility line and maintained a borrowing capacity of $852 million.
Uncommitted Lines of Credit
As of June 30, 2025, letters of credit totaling $941 million were outstanding under uncommitted lines of credit.
Redemption of 2028 Notes
During the 2025 and 2024 Periods, we redeemed $36 million and $24 million, respectively, of the aggregate outstanding 2028 Notes, with an immaterial impact on earnings in both periods.
12. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2025				December 31, 2024
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment in NuScale(1)	$5,000	$5,000	$—	$—	$2,266	$2,266	$—	$—
Trading securities(2)	8	8	—	—	18	18	—	—
_________________________________________________________
(1) We recognize the fair value of our investment in NuScale on a mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates, which resulted in pre-tax gains of $3.2 billion and $2.7 billion for the 2025 Quarter and 2025 Period, respectively. Our investment in NuScale consists of ownership units in NuScale’s operating subsidiary coupled with voting shares of NuScale. We have the right to collectively exchange these interests for registered and publicly-traded shares of NuScale, subject to certain timing restrictions and NuScale management’s discretion around the maximum number of exchangeable shares each period, if any.
(2)    Consists of registered money market funds and an equity index fund held in deferred compensation trusts. These investments represent the net asset value at the close of business of the period based on the last trade or official close of an active market or exchange.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
The following summarizes information about financial instruments that are not required to be measured at fair value:

		June 30, 2025		December 31, 2024
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,482	$1,482	$1,613	$1,613
Cash equivalents(2)	Level 2	690	690	1,216	1,216
Marketable securities(2)	Level 2	99	99	130	130
Notes receivable, including noncurrent portion(3)	Level 3	9	9	9	9
Liabilities:
2028 Senior Notes(4)	Level 2	$505	$499	$541	$517
2029 Senior Notes(4)	Level 2	565	755	563	725
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
Equity Awards
Performance-based award units totaling 278,193 and 272,844 were awarded to most officers, including all Section 16 officers, during 2025 and 2024 Quarters, respectively. These awards generally cliff vest after 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based elements of such awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter.
For awards granted under the 2025 performance award plan, 70% of the award is earned based on achievement of earnings before taxes targets over three 1-year periods and 30% of the award is earned based on our 3-year cumulative TSR relative to companies in the S&P 500 on the date of the award. For awards granted under the 2024 and 2023 performance award plan, 80% of the award is earned based on achievement of earnings before taxes targets over three 1-year periods and 20% of the award is earned based on our 3-year cumulative TSR relative to companies in the S&P 500 on the date of the award. The performance component of these awards is deemed granted when targets are set while the TSR component of these awards is deemed granted upon issuance. During the 2025 Period, the following units were granted based upon the establishment of performance targets:

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

	Performance-based Award Units Granted in 2025	Weighted Average Grant Date Fair Value Per Share
2025 Performance Award Plan	140,597	$37.07
2024 Performance Award Plan	68,794	$39.75
2023 Performance Award Plan	69,169	$39.99
For awards granted under these performance award plans, the number of units are adjusted at the end of each performance period based on attainment of certain performance targets and on market conditions, pursuant to the terms of the award agreements. As of June 30, 2025, there were 191,810 shares associated with performance awards that had been awarded to employees, but which are not deemed granted due to the underlying performance targets having not yet been established.
Liability Awards
SGI awards granted to executives vest and become payable at a rate of 1/3 of the total award each year. Performance-based awards were awarded to non-Section 16 executives and will be settled in cash on a single date each year.

	Location in Statement of Operations	3ME June 30,		6ME June 30,
(in millions)		2025	2024	2025	2024
SGI awards	G&A	$12	$7	$9	$12
Performance-based awards for non-Section 16 executives	G&A	—	2	2	10

Liabilities (in millions)	Location on Balance Sheet	June 30, 2025	December 31, 2024
SGI awards	Accrued salaries, wages and benefits and other noncurrent liabilities	$28	$51
Performance-based awards for non-Section 16 executives	Accrued salaries, wages and benefits and other noncurrent liabilities	19	30

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
Results of Operations
The full extent of the impact of emerging trade policies, cost escalation and other economic and geopolitical factors across the various markets we operate in remains uncertain. Clients with a focus on “time to market” deliverables have remained generally committed to capital spending plans while other clients that are more sensitive to cost pressures have announced delays in capital investment decisions until greater certainty materializes. We continue to provide engineering and design work in advance of clients’ full investment decisions; however, some new awards are experiencing delays beyond our original expectations, particularly in the chemicals market. We continue to monitor trade policy developments and work with our clients on cost mitigation strategies, however, due to the evolving nature of these policies we cannot predict their ultimate impact on our business with certainty.
We have a significant joint venture in Mexico, whose primary customer is in arrears in payment of invoices to our joint venture. As a result, we have slowed our execution activities for this customer to minimize our working capital exposure to them and we have reduced overhead. The slowed execution activities have adversely affected our second quarter results and our outlook for 2025.
In the 2025 Period, we completed the sale of Stork's U.K. operations. The sale did not have a material impact on the financial statements. In the 2024 Period, we completed the sale of Stork's operations in continental Europe for $67 million and recognized a gain on sale of $11 million including de-recognition of Stork's net assets and cumulative foreign currency translation. After completing the wind down of the Trinidad and Tobago operations later this year, Stork's divestiture will be complete.
We recognize the fair value of our investment in NuScale on a mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates, which resulted in pre-tax gains of $3.2 billion and $2.7 billion for the 2025 Quarter and 2025 Period, respectively. Our investment in NuScale consists of ownership units in NuScale’s operating subsidiary coupled with voting shares of NuScale. We have the right to collectively exchange these interests for registered and publicly-traded shares of NuScale, subject to certain timing restrictions and NuScale management’s discretion around the maximum number of exchangeable shares each period, if any. Although we use the Level 1 fair value of the publicly-traded shares, the restrictions associated with the conversion could cause the net realizable value of the investment to be different than the implied fair value. NuScale's results for the 2024 Quarter and 2024 Period were included in our Other segment as it was prior to our deconsolidation of NuScale. We expect to convert 15 million of our NuScale voting shares (along with the associated ownership units in NuScale's operating subsidiary) into registered shares in August 2025.

	3ME June 30,				6ME June 30,
(in millions)	2025		2024		2025		2024
Revenue
Urban Solutions	$2,070		$1,831		$4,227		$3,309
Energy Solutions	1,143		1,595		2,349		3,028
Mission Solutions	762		704		1,358		1,305
Other	3		97		25		319
Total revenue	$3,978		$4,227		$7,959		$7,961

Segment profit (loss) $ and margin %
Urban Solutions	$29	1.4%	$105	5.7%	$99	2.3%	$155	4.7%
Energy Solutions	15	1.3%	75	4.7%	63	2.7%	143	4.7%
Mission Solutions	35	4.6%	41	5.8%	40	2.9%	63	4.8%
Other	(1)	(33.3)%	(27)	NM	8	32.0%	(49)	NM
Total segment profit $ and margin %(1)	$78	2.0%	$194	4.6%	$210	2.6%	$312	3.9%

G&A	(52)		(50)		(88)		(110)
Foreign currency gain (loss)	(30)		48		(44)		60
Interest income (expense), net	17		38		34		77
Earnings (loss) attributable to NCI	(22)		(16)		(13)		(34)
Earnings (loss) before taxes	(9)		214		99		305
Income tax expense (including $757 million and $684 million tax expense attributable to equity method earnings in 2025 Quarter and 2025 Period, respectively)	(765)		(61)		(712)		(111)
Net earnings (loss) before equity method earnings	(774)		153		(613)		194
Equity method earnings	3,212		—		2,819		—
Net earnings	2,438		153		2,206		194
Less: Net earnings (loss) attributable to NCI	(22)		(16)		(13)		(34)
Net earnings attributable to Fluor	$2,460		$169		$2,219		$228

New awards
Urban Solutions	$856		$2,416		$6,186		$7,289
Energy Solutions	549		582		864		1,298
Mission Solutions	363		63		527		1,208
Other	—		37		—		321
Total new awards	$1,768		$3,098		$7,577		$10,116

New awards related to projects located outside of the U.S.	50%		31%		19%		28%

(in millions)	June 30, 2025	December 31, 2024
Backlog (2)(3)
Urban Solutions	$20,576	$17,749
Energy Solutions	5,583	7,605
Mission Solutions	2,046	2,727
Other	—	403
Total backlog	$28,205	$28,484

Backlog related to projects located outside of the U.S.	42%	55%
Backlog related to reimbursable projects	80%	79%
(1)Total segment profit and margin are non-GAAP financial measures. We believe that total segment profit provides a meaningful perspective on our results as it is the aggregation of individual segment profit measures that we use to evaluate and manage our performance.
(2)Backlog at June 30, 2025 was level with backlog at December 31, 2024. We booked a multi-billion award for a life sciences project during the 2025 Period. We booked significant project adjustments related to scope increases on several large projects during the 2025 Quarter and scope reductions on 2 large projects in the first quarter of 2025. Backlog may include significant estimated amounts of third-party, subcontracted, CFM and pass-through costs. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur.
(3)Includes backlog of $556 million and $702 million for ongoing legacy projects in a loss position as of June 30, 2025 and December 31, 2024, respectively.
Revenue decreased slightly during the 2025 Quarter primarily driven by a decline in execution activity for several projects nearing completion and for certain projects at our joint venture in Mexico where the progress to completion has slowed pending customer payment. The decline in revenue in the 2025 Quarter was partially offset by a ramp up of execution activities on several projects. Revenue in the 2025 Period was consistent with revenue in the 2024 Period.
Earnings before taxes decreased during the 2025 Quarter and 2025 Period driven by cost growth on 3 infrastructure projects for subcontracted design errors, price escalation and schedule impacts; a decline in execution activity for certain projects at our joint venture in Mexico where the progress to completion has slowed pending customer payment; and the recognition of an arbitration loss on a project in Mexico that was completed in 2021, partially offset by an increase in execution activities on life sciences projects awarded in the last 18 months.
Net earnings excluding amounts attributable to equity method earnings were as follows:

	June 2025
(in millions)	3ME		6ME

Earnings (loss) before taxes	$(9)		$99

Income tax expense	(765)		(712)
Less: Income tax expense attributable to equity method earnings	757		684
Income tax expense and effective tax rate, excluding amount attributable to equity method earnings	(8)	(89)%	(28)	28%

Net earnings (loss) excluding amount attributable to equity method earnings	$(17)		$71

Equity method earnings	$3,212		$2,819
Income tax expense and effective tax rate attributable to equity method earnings	(757)	24%	(684)	24%
Equity method earnings, net of related income tax expense	$2,455		$2,135

Net earnings	$2,438		$2,206
The effective tax rate on earnings, including equity method earnings, was 24% for both the 2025 Quarter and the 2025 Period compared to 29% for the 2024 Quarter and 36% for the 2024 Period. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME June 30,		6ME June 30,
(In millions)	2025	2024	2025	2024
U.S statutory federal income tax (benefit) expense	$672	$45	$613	$64
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	93	3	85	3
Valuation allowance, net	6	35	8	30
Foreign tax impacts	(14)	(6)	(7)	1
Noncontrolling interest	5	3	3	7
Reserve for uncertain tax positions	1	(21)	(2)	(4)
Other adjustments	2	2	12	10
Total income tax expense	$765	$61	$712	$111
In July 2025, the OBBB Act, which includes a broad range of U.S. tax reforms, was signed into law. We continue to assess its impact, but do not expect the OBBB Act to have a material impact on our consolidated results.
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
Our profit margin percentages may be favorably or unfavorably impacted by a change in the amount of CFM recorded. We record revenue on a gross basis, including CFM, when we have concluded that we are a principal with respect to such materials and services, though the timing of CFM receipt can significantly impact completion percentage.
Segment Operations
Urban Solutions
Revenue increased during the 2025 Quarter and 2025 Period due to the ramp up of execution activities on life sciences projects awarded in the last 18 months and a mining project. The increase in revenue during the 2025 Period was further driven by revenue growth on a large metals project and a large mining project.
Segment profit in the 2025 Quarter and 2025 Period included forecast adjustments totaling $54 million for cost growth on 3 infrastructure projects related to subcontracted design errors, price escalation and schedule impacts partially offset by a refinement of our expected recovery from claims against our subcontractors on these same projects. Segment profit in the 2025 Quarter and 2025 Period also included an increase in execution activities on life sciences projects awarded in the last 18 months. Segment profit during the 2025 Period included profit on a metals project upon a change in percentage of completion due to a reduction in scope. Comparatively, segment profit in the 2024 Quarter and 2024 Period included the favorable resolution of a change order on a different legacy infrastructure project. The changes in segment profit margin in the 2025 Quarter and 2025 Period reflect these same factors.
New awards decreased during the 2025 Quarter and 2025 Period. New awards booked during the 2025 Quarter included an incremental award on a life sciences project. Backlog at June 30, 2025 was consistent with backlog at December 31, 2024. Our staffing business does not report new awards or backlog.
Energy Solutions
Revenue decreased during the 2025 Quarter and 2025 Period due to a decline in execution activity for several projects nearing completion and for certain projects at our joint venture in Mexico where the progress to completion has slowed pending customer payment. These declines in revenue were partially offset by the ramp up of execution activities on a batteries project in Poland and a chemicals project in Canada.
Segment profit and profit margin declined during the 2025 Quarter and 2025 Period due to a decline in execution activity for several projects nearing completion and for certain projects at our joint venture in Mexico where the progress to completion has slowed pending customer payment and the recognition of $31 million for an arbitration ruling on a fabrication project at our joint venture in Mexico that was completed in 2021. The decline in segment profit during the 2025 Period was partially offset by profit recognition on a chemicals project upon a change in percentage of completion due to a client directed change in scope. Segment profit and segment profit margin in the 2024 Period was adversely impacted by $39 million in cost growth on a construction only subcontract executed by our joint venture in Mexico. Segment profit in the 2025 Quarter and 2025 Period also included losses of $11 million and $13 million, respectively, on embedded foreign currency derivatives compared to gains of $20 million and $27 million, respectively, in the 2024 Quarter and 2024 Period. In July 2025, we and our joint venture partners concluded negotiations for COVID recovery on LNG Canada, with no material impact on earnings.
New awards declined during the 2025 Quarter and 2025 Period compared to the 2024 Quarter and 2024 Period. Backlog declined during the 2025 Period due to the execution pace exceeding new award activity.
Mission Solutions
Revenue increased during the 2025 Quarter and 2025 Period primarily due to an increase in project execution volumes across certain of our DOE projects as well as increased volume associated with FEMA hurricane relief efforts, partially offset by revenue declines resulting from reduced volume on a DOD project. Revenue for the 2025 Period included the recognition of an additional reserve resulting from a recent ruling on a long-standing claim on a project completed in 2019.
Segment profit and profit margin declined during the 2025 Quarter due to a decline in execution activity for a DOD project as well as increased legal costs, partially offset by an increase in earnings from DOE projects and newly awarded DOE and DOD projects accounted for under the equity method of accounting. Segment profit and profit margin declined during the 2025 Period primarily due to an additional reserve of $28 million resulting from a recent ruling on a long-standing claim on a project completed in 2019.
New awards declined during the 2025 Period compared to the 2024 Period. New awards booked during the 2025 Quarter included short-term extensions at two DOE sites and additional funding for ongoing hurricane relief efforts. Backlog included $38 million and $665 million of unfunded government contracts as of June 30, 2025 and December 31, 2024, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods.
Other
NuScale's results for the 2024 Quarter and 2024 Period were included in our Other segment as it was prior to our deconsolidation of NuScale in October 2024. In the 2025 Period, we completed the sale of Stork's operations in the U.K. and recognized a gain on sale of $7 million compared to an $11 million gain on the sale of Stork's operations in continental Europe in the 2024 Period. We expect results from our Other segment to be immaterial for 2025.
G&A

	3ME June 30,		6ME June 30,
(in millions)	2025	2024	2025	2024
G&A
Compensation	$27	$37	$50	$80
Severance and other exit costs	10	3	13	9
Legal & professional fees	7	3	9	6
Reserve for legacy legal claims	4	—	4	—
Facilities	1	5	1	7
Other	3	2	11	8
G&A	$52	$50	$88	$110
The decrease in compensation expense in the 2025 Quarter and 2025 Period was primarily driven by lower performance-based compensation.
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
Our credit facility contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, which is a one notch downgrade from both agencies' current ratings. If we were required to provide collateral, it would consist broadly of liens on our U.S. assets.
As of June 30, 2025, letters of credit totaling $463 million were outstanding under our $2.2 billion credit facility, which matures in February 2028. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, based upon total shareholders' equity excluding AOCI, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.1 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. Borrowings under the facility, which may be denominated in USD, EUR or GBP, bear interest at a base rate, plus an applicable borrowing margin. As of June 30, 2025 and through the issuance of this 10-Q, we had not made any borrowings under our credit facility. We have a sublimit of up to $1.0 billion in aggregate cash advances and financial letters of credit available to us under our credit facility with a current borrowing capacity of $852 million.
Cash and cash equivalents combined with marketable securities were $2.3 billion and $3.0 billion as of June 30, 2025 and December 31, 2024, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $880 million as of June 30, 2025 and $1.1 billion as of December 31, 2024. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $401 million and $333 million as of June 30, 2025 and December 31, 2024, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $46 million and $79 million as of June 30, 2025 and December 31, 2024, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of June 30, 2025 and December 31, 2024, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.
In the 2025 Period, we used $295 million to repurchase and cancel 7.6 million shares of common stock under our repurchase program. Over 20 million shares could still be purchased under the repurchase program as of June 30, 2025. Between July 1, 2025 and July 25, 2025, we repurchased and canceled approximately 0.8 million shares of our common stock for $41 million. We are targeting the repurchase $150 million to $200 million of our stock during the latter half of 2025.

Cash Flows

	6ME June 30,
(in millions)	2025	2024
OPERATING CASH FLOW	$(307)	$171

INVESTING CASH FLOW
Proceeds from sales and maturities (purchases) of marketable securities	34	(9)
Capital expenditures	(25)	(82)
Proceeds from sale of assets	62	74
Investments in partnerships and joint ventures	(135)	(21)
Other	3	—
Investing cash flow	(61)	(38)

FINANCING CASH FLOW
Repurchase of common stock	(295)	—
Purchase and retirement of debt	(36)	(24)
Other	(10)	30
Financing cash flow	(341)	6

Effect of exchange rate changes on cash	52	(29)
Increase (decrease) in cash and cash equivalents	(657)	110
Cash and cash equivalents at beginning of period	2,829	2,519
Cash and cash equivalents at end of period	$2,172	$2,629

Cash paid during the period for:
Interest	$19	$22
Income taxes (net of refunds)	83	31
Operating Activities
Cash flows from operating activities result primarily from our core EPC activities and are affected by our earnings level and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project as well as the payment terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our lump-sum projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of June 30, 2025, our backlog included $556 million for ongoing legacy projects in a loss position, including approximately $158 million of estimated unfunded losses associated therewith. The comparable amounts at December 31, 2024 were $702 million of backlog and $237 million of unfunded losses.
Our operating cash flow is typically lower in the first half of the year due to the timing of payout of employee incentive awards from the prior year. Our operating cash flow for the 2025 Period was also negatively impacted by increases in working capital on several large projects. During the 2025 Period, we funded $25 million on a single consolidated loss infrastructure project.

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

Capital expenditures in 2025 primarily related to investments in IT compared to expenditures for improvements to our new office lease in Houston in 2024.
Net proceeds from sales of assets during the 2025 Period included $61 million from the sale of Stork's U.K. operations compared to $67 million from the sale of Stork's European business in the 2024 Period.
Investments in partnerships and joint ventures in the 2025 Period included $85 million in funding on a proportionately consolidated loss project for an infrastructure joint venture and $33 million in funding to a separate infrastructure joint venture to make a legal settlement payment. Investments in partnerships and joint ventures in the 2024 Period included capital contributions to an infrastructure joint venture.
Financing Activities
We have an ongoing stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. In November 2024, the Board authorized an additional 20 million shares to the repurchase program. During the 2025 Period, we repurchased 7.6 million shares of common stock under the repurchase program for total consideration of $295 million. Since we restarted the program in the fourth quarter of 2024, a total of 10 million shares have been purchased for $420 million.
During the 2025 and 2024 Periods, we redeemed $36 million and $24 million, respectively, of aggregate outstanding 2028 Notes, with an immaterial impact on earnings in both periods.
During the 2024 Period, NuScale received $45 million in proceeds from the issuance of their common stock. NuScale was a fully consolidated subsidiary at June 30, 2024.
Letters of Credit
As of June 30, 2025, letters of credit totaling $463 million were outstanding under committed lines of credit. As of June 30, 2025, letters of credit totaling $941 million were outstanding under uncommitted lines of credit including letters of credit totaling $347 million for two lump-sum projects in Kuwait that are substantially complete except for the resolution of unapproved change orders and extension of time claims. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees

The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $14 billion as of June 30, 2025.
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk during 2025 Period. Accordingly, our disclosures provided in the 2024 10-K remain relevant.

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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	3ME June 30,
(in millions)	2025	2024
Backlog, April1	$28,718	$32,739
New awards	1,768	3,098
Adjustments and cancellations, net	1,671	663
Work performed	(3,952)	(4,196)
Backlog, June 30	$28,205	$32,304

	6ME June 30,
(in millions)	2025	2024
Backlog, January 1	$28,484	$29,441
New awards	7,577	10,116
Adjustments and cancellations, net	54	646
Work performed	(7,910)	(7,899)
Backlog, June 30	$28,205	$32,304

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
Additional information on matters in dispute may be found in Part I, Item 1 of this Q2 2025 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2024 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended June 30, 2025 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
April 1 — April 30, 2025	1,646,339	$34.12	1,646,339	22,936,729
May 1 — May 31, 2025	1,318,230	37.68	1,318,230	21,618,499
June 1 — June 30, 2025	1,010,427	46.87	1,010,427	20,608,072
Total	3,974,996	$38.54	3,974,996
_________________________________________________________
(1)    The share repurchase program was originally announced on November 3, 2011 and, as amended, totaled 66,000,000 shares as of June 30, 2025, including 20,000,000 shares incrementally authorized by the Board in November 2024. We may repurchase shares from time to time in open market or privately negotiated transactions, including through pre-arranged trading programs, at our discretion, subject to market conditions and other factors and at such time and in amounts that we deem appropriate. The share repurchase program has no fixed expiration date.
Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.
Item 5. Other Information
During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 8, 2012).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on November 4, 2022).
10.1	Consulting Agreement dated as of June 19, 2025, between FDEE Consulting, Inc. and John Reynolds.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
95.1	Mine Safety Disclosure.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q2 2025 10-Q for the three and six months ended June 30, 2025, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	July 31, 2025	By:	/s/ John C. Regan
John C. Regan
Chief Financial Officer
(Principal Financial & Accounting Officer)