Form 10-Q
period 2025-09-30
FLUOR CORP
filed 2025-11-07
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2025, 161,182,507 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The abbreviations and definitions set forth below apply to the Fluor-specific terms used throughout this filing.

Abbreviation/Term	Definition
Fluor	Fluor Corporation
NuScale	NuScale Power Corporation
SGI	Stock growth incentive awards
Stork	Stork Holding B.V. and subsidiaries
The abbreviations and definitions set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2024 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
2024 Period	Nine months ended September 30, 2024
2024 Quarter	Three months ended September 30, 2024
2025 Period	Nine months ended September 30, 2025
2025 Quarter	Three months ended September 30, 2025
3ME	Three months ended
9ME	Nine months ended
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFM	Customer-furnished materials
CTA	Currency translation adjustment
DOD	U.S. Department of Defense (recently renamed Department of War)
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings (loss) per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
IT	Information technology
NCI	Noncontrolling interests
NM	Not meaningful
OBBB	One Big Beautiful Bill, signed into U.S. law in July 2025
OCI	Other comprehensive income (loss)
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
TSR	Total shareholder return
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	3ME September 30,		9ME September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Revenue	$3,368	$4,094	$11,327	$12,055
Cost of revenue	(3,817)	(4,006)	(11,580)	(11,689)
Gross profit (loss)	(449)	88	(253)	366
G&A	(43)	(37)	(131)	(147)
Foreign currency gain (loss)	(4)	(2)	(47)	58
Operating profit (loss)	(496)	49	(431)	277
Interest expense	(11)	(11)	(31)	(35)
Interest income	24	48	79	149
Earnings (loss) before taxes	(483)	86	(383)	391
Income tax benefit (expense) (including $230 million tax benefit and $(454) million tax expense attributable to equity method earnings (loss) in 2025 Quarter and 2025 Period, respectively)	177	(61)	(536)	(172)
Net earnings (loss) before equity method earnings (loss)	(306)	25	(919)	219
Equity method earnings (loss)	(401)	—	2,418	—
Net earnings (loss)	(707)	25	1,499	219
Less: Net earnings (loss) attributable to NCI	(10)	(29)	(23)	(63)
Net earnings (loss) attributable to Fluor	$(697)	$54	$1,522	$282

Basic EPS	$(4.30)	$0.32	$9.21	$1.65
Diluted EPS	$(4.30)	$0.31	$9.13	$1.63

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	3ME September 30,		9ME September 30,
(in millions)	2025	2024	2025	2024
Net earnings (loss)	$(707)	$25	$1,499	$219

OCI, net of taxes:
Foreign currency translation adjustment	(5)	37	66	(12)
Other	1	(6)	2	(16)
Total OCI, net of taxes	(4)	31	68	(28)
Comprehensive income (loss)	(711)	56	1,567	191
Less: Comprehensive income (loss) attributable to NCI	(10)	(28)	(23)	(62)
Comprehensive income (loss) attributable to Fluor	$(701)	$84	$1,590	$253
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in millions, except share and per share amounts)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents ($355 and $333 related to VIEs)	$2,776	$2,829
Marketable securities ($38 and $59 related to VIEs)	53	130
Accounts receivable, net ($173 and $92 related to VIEs)	1,083	921
Contract assets ($127 and $130 related to VIEs)	1,434	1,138
Other current assets ($25 and $32 related to VIEs)	126	157
Total current assets	5,472	5,175
Noncurrent assets
PP&E, net ($42 and $46 related to VIEs)	479	494
Investments	4,822	2,828
Other assets ($17 and $17 related to VIEs)	695	646
Total noncurrent assets	5,996	3,968
Total assets	$11,468	$9,143
LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($252 and $233 related to VIEs)	$1,502	$1,220
Contract liabilities ($302 and $278 related to VIEs)	1,396	684
Accrued salaries, wages and benefits ($18 related to VIEs in both periods)	618	640
Other accrued liabilities ($43 and $37 related to VIEs)	268	527
Total current liabilities	3,784	3,071

Long-term debt	1,070	1,104
Deferred taxes	898	468
Other noncurrent liabilities	489	508

Commitments and contingencies

Equity
Shareholders’ equity
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 161,169,582 and 169,228,759 shares in 2025 and 2024, respectively	2	2
APIC	825	1,174
AOCI	(283)	(351)
Retained earnings	4,642	3,124
Total shareholders’ equity	5,186	3,949
NCI	41	43
Total equity	5,227	3,992
Total liabilities and equity	$11,468	$9,143

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	9ME September 30,
(in millions)	2025	2024
OPERATING CASH FLOW
Net earnings	$1,499	$219
Adjustments to reconcile net earnings to operating cash flow:
Equity method earnings, net of taxes	(1,964)	—
Depreciation and amortization	52	53
Gain on sales of assets	(8)	(12)
Stock-based compensation	24	26
Deferred taxes	(59)	26
Changes in assets and liabilities	450	194
Other	(15)	(5)
Operating cash flow	(21)	501

INVESTING CASH FLOW
Proceeds from the sale of NuScale shares	414	—
Purchases of marketable securities	(88)	(140)
Proceeds from sales and maturities of marketable securities	168	118
Capital expenditures	(38)	(133)
Proceeds from sales of assets	63	69
Investments in partnerships and joint ventures	(203)	(66)
Other	—	23
Investing cash flow	316	(129)

FINANCING CASH FLOW
Repurchase of common stock	(365)	—
Purchase and retirement of debt	(37)	(44)
Distributions paid to NCI	(43)	(8)
Capital contributions by NCI	65	—
Proceeds from NuScale share issuance (net of issuance fees)	—	80
Other	(8)	(6)
Financing cash flow	(388)	22

Effect of exchange rate changes on cash	40	(1)
Increase (decrease) in cash and cash equivalents	(53)	393
Cash and cash equivalents at beginning of period	2,829	2,519
Cash and cash equivalents at end of period	$2,776	$2,912

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$35	$41
Cash paid for income taxes (net of refunds)	124	(42)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
UNAUDITED

(in millions, except per share amounts)	Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER, 2024	169	$2	$1,174	$(351)	$3,124	$3,949	$43	$3,992
Net earnings (loss)	—	—	—	—	(241)	(241)	9	(232)
OCI	—	—	—	26	—	26	—	26
Contributions from NCI, net of distributions	—	—	—	—	—	—	8	8
Other NCI transactions	—	—	—	—	—	—	(1)	(1)
Stock-based plan activity	1	—	1	—	—	1	—	1
Repurchase of common stock	(4)	—	(144)	—	—	(144)	—	(144)
BALANCE AS OF MARCH 31, 2025	166	$2	$1,031	$(325)	$2,883	$3,591	$59	$3,650
Net earnings (loss)	—	—	—	—	2,460	2,460	(22)	2,438
OCI	—	—	—	46	—	46	—	46
Distributions to NCI, net of contributions	—	—	—	—	—	—	(8)	(8)
Stock-based plan activity	—	—	9	—	—	9	—	9
Repurchase of common stock	(4)	—	(153)	—	(4)	(157)	—	(157)
BALANCE AS OF JUNE 30, 2025	162	$2	$887	$(279)	$5,339	$5,949	$29	$5,978
Net earnings (loss)	—	—	—	—	(697)	(697)	(10)	(707)
OCI	—	—	—	(4)	—	(4)	—	(4)
Contributions from NCI, net of distributions	—	—	—	—	—	—	22	22
Stock-based plan activity	—	—	8	—	—	8	—	8
Repurchase of common stock	(1)	—	(70)	—	—	(70)	—	(70)
BALANCE AS OF SEPTEMBER 30, 2025	161	$2	$825	$(283)	$4,642	$5,186	$41	$5,227

(in millions, except per share amounts)	Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	170	$2	$1,228	$(269)	$979	$1,940	$112	$2,052
Net earnings (loss)	—	—	—	—	59	59	(19)	40
OCI	—	—	—	(50)	—	(50)	—	(50)
Distributions to NCI, net of contributions	—	—	—	—	—	—	(2)	(2)
Other NCI transactions	—	—	3	—	—	3	2	5
Stock-based plan activity	1	—	(1)	—	—	(1)	—	(1)
BALANCE AS OF MARCH 31, 2024	171	$2	$1,230	$(319)	$1,038	$1,951	$93	$2,044
Net earnings (loss)	—	—	—	—	169	169	(16)	153
OCI	—	—	—	(10)	—	(10)	2	(8)
Contributions from NCI, net of distributions	—	—	—	—	—	—	22	22
Other NCI transactions	—	—	23	—	—	23	—	23
Stock-based plan activity	—	—	9	—	—	9	—	9
BALANCE AS OF JUNE 30, 2024	171	$2	$1,262	$(329)	$1,207	$2,142	$101	$2,243
Net earnings (loss)	—	—	—	—	54	54	(29)	25
OCI	—	—	—	31	—	31	—	31
Contributions from NCI, net of distributions	—	—	—	—	—	—	16	16
Other NCI transactions	—	—	18	—	—	18	2	20
Stock-based plan activity	—	—	6	—	—	6	—	6
BALANCE AS OF SEPTEMBER 30, 2024	171	$2	$1,286	$(298)	$1,261	$2,251	$90	$2,341

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

The financial statements included herein are unaudited. We believe they contain all adjustments of a normal recurring nature which are necessary to fairly present our financial position and our operating results as of and for the periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in tables may not total or agree back to the financial statements due to immaterial rounding differences. We have evaluated all material events occurring subsequent to September 30, 2025 through the filing date of this 10-Q.
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
In July 2025, the FASB issued ASU 2025-05 on measurement of credit losses for accounts receivable and contract assets. This ASU introduces a practical expedient allowing us to assume that conditions at the balance sheet date remain unchanged over the life of these assets. ASU 2025-05 is effective prospectively for our annual and quarterly reporting for 2026. We do not expect this ASU to have any impact on our consolidated results.
In September 2025, the FASB issued ASU 2025-06 to make targeted improvements to the guidance on internal use software. This ASU removes all references to project stages in ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for our annual and quarterly reporting for 2028 and may be applied using a prospective, retrospective or modified transition approach. We are assessing any impact this ASU may have on our consolidated results.

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

	3ME September 30,		9ME September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net earnings (loss) attributable to Fluor	$(697)	$54	$1,522	$282

Weighted average common shares outstanding	162	171	165	171
Diluted effect:
Stock options, RSUs and performance-based award units	—	3	1	3
Convertible debt (1)	—	—	—	—
Weighted average diluted shares outstanding	162	174	167	174

Basic EPS	$(4.30)	$0.32	$9.21	$1.65
Diluted EPS	$(4.30)	$0.31	$9.13	$1.63

Anti-dilutive securities not included in shares outstanding:
Stock options, RSUs and performance-based award units	3	1	1	2
(1) Holders of our 2029 Notes may convert their notes at a conversion price of $45.37 per share when the stock price exceeds $58.98 for 20 of the last 30 days preceding quarter end. Upon conversion, we will repay the principal amount of the notes in cash and may elect to convey the conversion premium in cash, shares of our common stock or a combination of both. The conversion feature of our 2029 Notes has a dilutive impact on EPS when the average market price of our common stock exceeds the conversion price of $45.37 per share for the quarter. During the 2025 Quarter, the weighted average price of our common stock was below the minimum conversion price. During the 2024 Quarter, the weighted average price of our common stock was $47.17 which resulted in the addition of 484,208 shares to diluted shares outstanding during the 2024 Quarter.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
4. Operating Information by Segment and Geographic Area

	3ME September 30,		9ME September 30,
(in millions)	2025	2024	2025	2024
Revenue
Urban Solutions	$2,343	$1,931	$6,570	$5,240
Energy Solutions	262	1,428	2,611	4,456
Mission Solutions	761	635	2,120	1,940
Other	2	100	26	419
Total revenue	$3,368	$4,094	$11,327	$12,055

Cost of revenue
Urban Solutions	$(2,297)	$(1,863)	$(6,447)	$(5,011)
Energy Solutions	(793)	(1,376)	(3,077)	(4,260)
Mission Solutions	(724)	(584)	(2,038)	(1,819)
Other	(3)	(182)	(19)	(598)
Total cost of revenue	$(3,817)	$(4,005)	$(11,581)	$(11,689)

Segment profit (loss)
Urban Solutions	$61	$68	$160	$223
Energy Solutions	(533)	50	(470)	193
Mission Solutions	34	45	73	108
Other	(1)	(46)	7	(95)
Total segment profit (loss)	$(439)	$117	$(230)	$429

G&A	(43)	(37)	(131)	(147)
Foreign currency gain (loss)	(4)	(2)	(47)	58
Interest income (expense), net	13	37	48	114
Earnings (loss) attributable to NCI	(10)	(29)	(23)	(63)
Earnings (loss) before taxes	$(483)	$86	$(383)	$391

Intercompany revenue for our professional staffing business, excluded from revenue above	$58	$70	$178	$226
Urban Solutions. Segment profit in the 2025 Quarter and 2025 Period decreased due to an adjustment of $25 million (or $0.15 per share) for delay-related effects on an infrastructure project partially offset by a favorable negotiation with a designer on a separate infrastructure project as well as the ramp up of recently awarded projects in life sciences and mining. Segment profit in the 2025 Period included forecast adjustments totaling $54 million (or $0.30 per share) for cost growth on 3 infrastructure projects related to subcontracted design errors, price escalation and schedule impacts partially offset by a refinement of our expected recovery from claims against our subcontractors on these same projects.
Energy Solutions. Segment profit declined during the 2025 Quarter and 2025 Period primarily due to the reversal of previously recognized revenue of $653 million (or $3.99 per share) for a court ruling on the long completed Santos project in Australia that will require payment to our customer once the judgment is entered. This decline was partially offset by an increase on a large project nearing completion. Segment profit in the 2025 Period was also impacted by a decline in execution activity for projects nearing completion and for certain projects at our joint venture in Mexico where we slowed our execution activities beginning in the second quarter of 2025 through much of the third quarter pending customer payment. We also recognized a charge of $31 million (or $0.13 per share) during the 2025 Period for an arbitration ruling on a fabrication project at our joint venture in Mexico that was completed in 2021. Segment profit margin in the 2024 Period was adversely impacted by $57 million (or $0.23 per share) in cost growth on a construction-only subcontract executed by our joint venture in Mexico.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
Mission Solutions. Segment profit declined during the 2025 Quarter due to the recognition of allowances for certain questioned and disputed costs on a DOD project mostly offset by the favorable resolution of a long-standing claim. Segment profit declined during the 2025 Period primarily due to the recognition of revenue reserves of $28 million (or $0.16 per share) resulting from a ruling on a long-standing claim for a project completed in 2019.
Other. Other included the operations of NuScale prior to deconsolidation in the fourth quarter of 2024 and the operations of the Stork businesses prior to their sale. In the 2025 Period, we completed the sale of Stork's operations in the U.K. and recognized a gain on sale of $7 million compared to an $11 million gain on the sale of Stork's operations in continental Europe in the 2024 Period. We expect results from our Other segment to be immaterial for 2025 and beyond.
Total assets by segment are as follows:

(in millions)	September 30, 2025	December 31, 2024
Urban Solutions	$1,931	$1,472
Energy Solutions	769	729
Mission Solutions	809	734
Other	4	72
Corporate	3,769	3,870
Investment in NuScale	4,186	2,266
Total assets	$11,468	$9,143
Revenue by project location follows:

	3ME September 30,		9ME September 30,
(in millions)	2025	2024	2025	2024
North America	$2,921	$2,877	$8,331	$8,177
Asia Pacific (includes Australia)	(365)	475	257	1,476
Europe	648	590	2,212	1,923
Central and South America	127	113	412	315
Middle East and Africa	37	39	115	164
Total revenue	$3,368	$4,094	$11,327	$12,055

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
5. Income Taxes

The effective tax rate on earnings, including equity method earnings, was 20% for the 2025 Quarter and 26% for the 2025 Period compared to 71% for the 2024 Quarter and 44% for the 2024 Period. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME September 30,		9ME September 30,
(In millions)	2025	2024	2025	2024
U.S statutory federal income tax (benefit) expense	$(186)	$18	$427	$82
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	(11)	2	75	5
Valuation allowance, net	71	16	79	46
Foreign tax impacts	(55)	13	(63)	14
Noncontrolling interest	2	6	5	14
Reserve for uncertain tax positions	1	2	(1)	(2)
Other adjustments	1	4	14	13
Total income tax (benefit) expense	$(177)	$61	$536	$172

6. Partnerships and Joint Ventures
Many of our partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Investments in a loss position of $58 million and $292 million were included in other accrued liabilities as of September 30, 2025 and December 31, 2024, respectively, and consisted primarily of provision for anticipated losses on a legacy infrastructure project and an Energy Solutions joint venture. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts receivable, net” was $206 million and $175 million as of September 30, 2025 and December 31, 2024, respectively.
During the 2025 Quarter, we converted 15 million of our NuScale voting shares (along with the associated ownership units in NuScale's operating subsidiary) into registered shares. We sold 10 million of those shares for net proceeds of $414 million during the 2025 Quarter. During October 2025, we sold an additional 5 million of shares in NuScale for net proceeds of $191 million. In addition, during November 2025 we reached an agreement to convert the remaining 111 million shares. We expect to complete the conversion and to begin selling those shares by mid-November. More information about the entire agreement can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Variable Interest Entities

The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $4.6 billion and $2.4 billion as of September 30, 2025 and December 31, 2024, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse to us. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of September 30, 2025 for the unconsolidated VIEs were $48 million.
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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

7. Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $13 billion as of September 30, 2025. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of September 30, 2025 and December 31, 2024.
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
The following disclosures for commitments and contingencies are new or have been updated since the matter was presented in the 2024 10-K.
Fluor Australia Ltd., our wholly-owned subsidiary (“Fluor Australia”), completed a cost reimbursable engineering, procurement and construction management services project for Santos Ltd. (“Santos”) involving a large network of natural gas gathering and processing facilities in Queensland, Australia. On December 13, 2016, Santos filed an action in Queensland Supreme Court (the “Court”) against Fluor Australia, asserting various causes of action and seeking damages and/or a refund of contract proceeds paid of AUD $1.47 billion. Santos joined Fluor to the matter on the basis of a parent company guarantee issued for the project. In March 2023, a panel of 3 referees appointed by the Court (the "Panel”) issued a draft, non-binding report setting forth recommendations to the Court regarding liability and damages in the lawsuit. After consideration of further submissions by the parties, the Panel finalized its report on July 14, 2023. The Panel’s report has no legal effect unless adopted by the Court through an adoption hearing, and the Court could have accepted or rejected, in whole or in part, the Panel’s recommendations. In the final report, the Panel recommended judgment for Fluor on one of Santos’s damages claims that Santos contends has an approximate value of AUD $700 million, and recommended judgment for Santos on other claims that the Panel valued at approximately AUD $790 million excluding interest and costs. While the project contract contains a liability cap of approximately AUD $236 million, the Panel found that the liability cap did not apply to Santos’s claims. We made an application to have the Court set aside the reference to the Panel and the Panel’s recommendations on several procedural and substantive grounds, including in relation to apparent bias of the referees, a failure to comply with the order which established the reference to the Panel and a lack of procedural fairness. In July 2023, the Court held oral argument on that application and reserved its decision. Pursuant to an application by Santos to adopt the Panel’s report, the Court then held an adoption hearing in February and March 2024 at which we contended that the Court should not adopt the Panel’s recommendation based on numerous grounds, including the Panel’s failure to apply the project’s liability cap. The Court also reserved its decision at the close of the adoption hearing.

In August 2025, the Court generally accepted the recommendations of the panel of referees. Accordingly, we anticipate that, in the fourth quarter of 2025, Santos will move the Supreme Court of Queensland for judgment. The precise amount of the judgment is still pending determination by the Court, but we expect that Santos will seek judgment for approximately $665 million, including interest but excluding GST and Santos’ legal fees. Legal fees are likely to be assessed in a separate process after the judgment. We have appealed the court ruling to the Queensland Court of Appeal and could be required to pay the judgment while the appeal is ongoing. We are working with our insurance carriers to address the obligations expected to arise from the judgment and the costs related to the appeal. After allowing for committed insurance proceeds

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
and reserves, we recognized a charge in the 2025 Quarter as a reduction to revenue of $653 million reflecting the net estimated impact of the anticipated judgment. We have commenced discussions with our insurers which, if successful, may further reduce the ultimate obligation. In mid-October 2025, five of our more than 30 insurers filed a complaint in the Superior Court of California, County of Orange, disputing coverage by seeking various declaratory judgments. We will contest.

In September 2025, purported shareholders filed a complaint against Fluor and certain of its current and former executives in the U.S. District Court for the Northern District of Texas. The plaintiffs purport to represent a class of shareholders who purchased or otherwise acquired Fluor securities between February 18, 2025 and July 31, 2025, and seek to recover damages arising from alleged violations of federal securities laws. These claims are based on statements concerning market conditions, rising costs on three infrastructure projects and the effectiveness of our risk mitigation strategies, which statements the plaintiffs assert were materially misleading.

In October 2025, a purported shareholders' derivative action was filed against current and former members of our Board of Directors, as well as certain current and former executives in the U.S. District Court for the Northern District of Texas. Fluor is named as a nominal defendant in the action. The action purports to assert claims on behalf of Fluor and makes substantially the same factual allegations as the securities class action matter discussed above and seeks various forms of declaratory and monetary relief, as well as corporate reforms.
9. Contract Assets and Liabilities

The following summarizes information about our contract assets and liabilities:

(in millions)	September 30, 2025	December 31, 2024
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$1,348	$1,050
Contract work in progress - lump-sum contracts	86	88
Contract assets	$1,434	$1,138

	9ME September 30,
(in millions)	2025	2024
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$541	$478
We periodically evaluate our project forecasts and the amounts recognized with respect to claims. We include estimated amounts for claims in project revenue to the extent it is probable we will realize those amounts. As of September 30, 2025 and December 31, 2024, we had recorded $233 million and $244 million, respectively, of revenue associated with claims for costs incurred to date. Additional costs, which will increase this balance over time, are expected to be incurred in future periods. We had $92 million and $23 million of back charges that may be disputed as of September 30, 2025 and December 31, 2024, respectively.
10. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	September 30, 2025
Within 1 year	$13,211
1 to 2 years	6,052
Thereafter	7,637
Total RUPO	$26,900

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
11. Debt and Letters of Credit

Debt consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Borrowings under credit facility	$—	$—

Senior Notes
2028 Notes (4.250% Senior Notes)	506	543
Unamortized discount and deferred financing costs	(1)	(2)
2029 Notes (1.125% Convertible Senior Notes)	575	575
Unamortized deferred financing costs	(10)	(12)
Total debt	$1,070	$1,104

Credit Facility

As of September 30, 2025, letters of credit totaling $409 million were outstanding under our $2.2 billion credit facility, which matures in February 2028. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.1 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR or GBP, bear interest at a base rate, plus an applicable borrowing margin. As of September 30, 2025, we had not made any borrowings under our credit facility line and maintained a borrowing capacity of $902 million.
Uncommitted Lines of Credit
As of September 30, 2025, letters of credit totaling $918 million were outstanding under uncommitted lines of credit.
Redemption of 2028 Notes
During the 2025 and 2024 Periods, we redeemed $37 million and $44 million, respectively, of the aggregate outstanding 2028 Notes, with an immaterial impact on earnings in both periods.
12. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2025				December 31, 2024
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment in NuScale(1)	$4,186	$4,186	$—	$—	$2,266	$2,266	$—	$—
Trading securities(2)	8	8	—	—	18	18	—	—
_________________________________________________________
(1) We recognize the fair value of our investment in NuScale on a mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates, which resulted in a pre-tax loss of $401 million for the 2025 Quarter and a pre-tax gain of $2.3 billion for the 2025 Period. During the 2025 Quarter, we converted 15 million of our NuScale voting shares into registered shares and sold 10 million of those shares for net proceeds of $414 million.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
(2)    Consists of registered money market funds and an equity index fund held in deferred compensation trusts. These investments represent the net asset value at the close of business of the period based on the last trade or official close of an active market or exchange.
The following summarizes information about financial instruments that are not required to be measured at fair value:

		September 30, 2025		December 31, 2024
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,833	$1,833	$1,613	$1,613
Cash equivalents(2)	Level 2	943	943	1,216	1,216
Marketable securities(2)	Level 2	53	53	130	130
Notes receivable, including noncurrent portion(3)	Level 3	10	10	9	9
Liabilities:
2028 Senior Notes(4)	Level 2	$505	$502	$541	$517
2029 Senior Notes(4)	Level 2	565	683	563	725
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
Equity Awards
Performance-based award units totaling 278,193 and 272,844 were awarded to most officers, including all Section 16 officers, during the 2025 and 2024 Periods, respectively. These awards generally cliff vest after 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based elements of such awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter.
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
For awards granted under these performance award plans, the number of units are adjusted at the end of each performance period based on attainment of certain performance targets and on market conditions, pursuant to the terms of the award agreements. As of September 30, 2025, there were 191,810 shares associated with performance awards that had been awarded to employees, but which are not deemed granted due to the underlying performance targets having not yet been established.
Liability Awards
SGI awards granted to executives vest and become payable at a rate of 1/3 of the total award each year. Performance-based awards were awarded to non-Section 16 executives and will be settled in cash on a single date each year.

	Location in Statement of Operations	3ME September 30,		9ME September 30,
(in millions)		2025	2024	2025	2024
SGI awards	G&A	$(1)	$10	$8	$22
Performance-based awards for non-Section 16 executives	G&A	2	(3)	4	7

Liabilities (in millions)	Location on Balance Sheet	September 30, 2025	December 31, 2024
SGI awards	Accrued salaries, wages and benefits and other noncurrent liabilities	$27	$51
Performance-based awards for non-Section 16 executives	Accrued salaries, wages and benefits and other noncurrent liabilities	21	30

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
•The impact of government shutdowns and spending cuts, in particular with respect to our contracts with the U.S. government;
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
Results of Operations
The ultimate effect of emerging trade policies, cost escalation, and broader economic and geopolitical dynamics across our markets remains uncertain. Clients prioritizing accelerated schedules have largely maintained capital investment plans, while others facing cost pressures or low commodity prices, such as chemicals, have postponed commitments pending improved visibility. We continue to advance engineering and design work in anticipation of future investment decisions. While these delays could temper earnings growth in 2026 relative to prior assumptions, we remain focused on mitigating cost impacts on behalf of our clients and positioning for long-term opportunities. We will continue to monitor policy developments and collaborate with clients to manage risks, though the ultimate outcome of these factors cannot be determined at this time.
Revenue in the 2025 Quarter was significantly impacted by a court ruling on the long completed Santos project in Australia. We have appealed the Court decision and we are also working with our insurance carriers to address the obligations arising from the expected judgment and the costs related to the appeal. We recognized a reversal of revenue of $653 million during the 2025 Quarter, inclusive of committed insurance proceeds, representing the estimated net payment due to our customer upon judgment if no other insurance proceeds are agreed to.
We slowed our execution activities at our joint venture in Mexico beginning in the second quarter of 2025 through much of the third quarter to minimize our working capital exposure to the joint venture's primary customer. The customer has since made significant progress payments through October 2025, allowing us to begin a controlled restart of our project execution activities.
We recognize the fair value of our investment in NuScale on a mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates, which resulted in a pre-tax loss of $401 million for the 2025 Quarter and a pre-tax gain of $2.3 billion for the 2025 Period. NuScale's results for the 2024 Quarter and 2024 Period were included in our Other segment as it was prior to our deconsolidation of NuScale. During the 2025 Quarter, we converted 15 million of our NuScale voting shares (along with the associated ownership units in NuScale's operating subsidiary) into registered shares. We sold 10 million of those shares for net proceeds of $414 million during the 2025 Quarter. During October 2025, we sold an additional 5 million of shares in NuScale for net proceeds of $191 million.
As of September 30, 2025, our investment in NuScale consisted of the 5 million unsold shares that were converted during September 2025 and 111 million ownership units in NuScale’s operating subsidiary coupled with associated voting shares of NuScale. During November 2025, we reached agreement with NuScale that includes the following general attributes:
•Conversion of all 111 million remaining ownership units into NuScale registered shares on a one-to-one basis. Immediately upon conversion, we may begin selling the converted shares subject to daily limitations that vary depending on defined blackout dates for NuScale;
•Voting covenant whereby we will agree to affirmatively support the expansion of NuScale’s authorized share count by up to 330 million shares;
•Imposition of NuScale trading limitations on any newly authorized shares through February 2026;
•50% reduction in our benefits, if any, that may arise under the tax receivable agreement with NuScale;
•Modification of our exclusivity arrangement with NuScale; and
•Various mutual releases and non-disparagement provisions.
We expect to begin our monetization under a structured sale program within days, and expect that the program could be completed by the end of April 2026. We will provide more information regarding our use of proceeds, including for income taxes arising from the conversion, once we have more information about the NuScale share price on the day of conversion.
In the 2025 Period, we completed the sale of Stork's U.K. operations for $61 million. The sale did not have a material impact on the financial statements. In the 2024 Period, we completed the sale of Stork's operations in continental Europe for $67 million and recognized a gain on sale of $11 million including de-recognition of Stork's net assets and cumulative foreign currency translation. Our divestiture of the Stork business is substantially complete.

	3ME September 30,				9ME September 30,
(in millions)	2025		2024		2025		2024
Revenue
Urban Solutions	$2,343		$1,931		$6,570		$5,240
Energy Solutions	262		1,428		2,611		4,456
Mission Solutions	761		635		2,120		1,940
Other	2		100		26		419
Total revenue	$3,368		$4,094		$11,327		$12,055

Segment profit (loss) $ and margin %
Urban Solutions	$61	2.6%	$68	3.5%	$160	2.4%	$223	4.3%
Energy Solutions	(533)	NM	50	3.5%	(470)	(18.0)%	193	4.3%
Mission Solutions	34	4.5%	45	7.1%	73	3.4%	108	5.6%
Other	(1)	NM	(46)	NM	7	NM	(95)	NM
Total segment profit (loss) $ and margin %(1)	$(439)	(13.0)%	$117	2.9%	$(230)	(2.0)%	$429	3.6%

G&A	(43)		(37)		(131)		(147)
Foreign currency gain (loss)	(4)		(2)		(47)		58
Interest income (expense), net	13		37		48		114
Earnings (loss) attributable to NCI	(10)		(29)		(23)		(63)
Earnings (loss) before taxes	(483)		86		(383)		391
Income tax benefit (expense) (including $230 million tax benefit and $(454) million tax expense attributable to equity method earnings (loss) in 2025 Quarter and 2025 Period, respectively)	177		(61)		(536)		(172)
Net earnings (loss) before equity method earnings (loss)	(306)		25		(919)		219
Equity method earnings (loss)	(401)		—		2,418		—
Net earnings (loss)	(707)		25		1,499		219
Less: Net earnings (loss) attributable to NCI	(10)		(29)		(23)		(63)
Net earnings (loss) attributable to Fluor	$(697)		$54		$1,522		$282

New awards
Urban Solutions	$1,760		$828		$7,946		$8,117
Energy Solutions	222		1,541		1,085		2,840
Mission Solutions	1,271		274		1,798		1,481
Other	—		56		—		377
Total new awards	$3,253		$2,699		$10,829		$12,815

New awards related to projects located outside of the U.S.	30%		68%		22%		36%

(in millions)	September 30, 2025	December 31, 2024
Backlog (2)(3)
Urban Solutions	$20,507	$17,749
Energy Solutions	5,121	7,605
Mission Solutions	2,608	2,727
Other	—	403
Total backlog	$28,236	$28,484

Backlog related to projects located outside of the U.S.	41%	55%
Backlog related to reimbursable projects	82%	79%
(1)Total segment profit and margin are non-GAAP financial measures. We believe that total segment profit provides a meaningful perspective on our results as it is the aggregation of individual segment profit measures that we use to evaluate and manage our performance.
(2)Backlog at September 30, 2025 approximated backlog at December 31, 2024. We booked a multi-billion award for a life sciences project during the 2025 Period. We booked significant project adjustments related to scope increases on several large projects during the second quarter of 2025 and scope reductions on 2 large projects in the first quarter of 2025. Backlog may include significant estimated amounts of third-party, subcontracted, CFM and pass-through costs. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur.
(3)Includes backlog of $394 million and $702 million for ongoing legacy projects in a loss position as of September 30, 2025 and December 31, 2024, respectively.
Revenue decreased during the 2025 Quarter and 2025 Period primarily due to the reversal of previously recognized revenue of $653 million for a court ruling on the long completed Santos project in Australia as well as a decline in execution activity for Energy Solutions projects nearing completion. However, revenue in both Urban Solutions and Mission Solutions increased during the 2025 Quarter and 2025 Period due to the ramp up of execution activities on life sciences and mining projects and an increase in volume on a DOE project.
Earnings before taxes decreased during the 2025 Quarter and 2025 Period due to the same factors that impacted revenue above as well as an adjustment for delay-related effects on an infrastructure project. Earnings before taxes in the 2025 Period were also impacted by cost growth on 3 infrastructure projects for subcontracted design errors, price escalation and schedule impacts.

Net earnings (loss) excluding amounts attributable to equity method earnings (loss) were as follows:

	September 2025
(in millions)	3ME		9ME

Earnings (loss) before taxes	$(483)		$(383)

Income tax benefit (expense)	177		(536)
Less: Income tax benefit (expense) attributable to equity method earnings (loss)	230		(454)
Income tax benefit (expense) and effective tax rate, excluding amount attributable to equity method earnings (loss)	(53)	(11)%	(82)	(21)%

Net earnings (loss) excluding amount attributable to equity method earnings (loss)	$(536)		$(465)

Equity method earnings (loss)	$(401)		$2,418
Income tax benefit (expense) and effective tax rate attributable to equity method earnings (loss)	230	57%	(454)	(19)%
Equity method earnings, net of related income tax benefit (expense)	$(171)		$1,964

Net earnings (loss)	$(707)		$1,499
Income tax expense in the 2025 Quarter and 2025 Period was significantly impacted by a lack of recognizable benefit for the Santos ruling. We continue to seek ways to create deductibility for that matter.
The effective tax rate on earnings, including equity method earnings, was 20% for the 2025 Quarter and 26% for the 2025 Period compared to 71% for the 2024 Quarter and 44% for the 2024 Period. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME September 30,		9ME September 30,
(In millions)	2025	2024	2025	2024
U.S statutory federal income tax (benefit) expense	$(186)	$18	$427	$82
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	(11)	2	75	5
Valuation allowance, net	71	16	79	46
Foreign tax impacts	(55)	13	(63)	14
Noncontrolling interest	2	6	5	14
Reserve for uncertain tax positions	1	2	(1)	(2)
Other adjustments	1	4	14	13
Total income tax (benefit) expense	$(177)	$61	$536	$172
In July 2025, the OBBB Act, which includes a broad range of U.S. tax reforms, was signed into law. The OBBB Act did not have a material impact on our consolidated results.
Beginning in January 2024, many non-US tax jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion Model Rules, also known as Pillar Two. Pillar Two establishes a global minimum tax of 15% on large multinational corporations. We considered the applicable tax law changes in the countries in which we operate and have determined that there is no material impact to our tax provision for the 2025 Quarter or 2025 Period. We will continue to evaluate the impact of these tax law changes on future periods.
Our profit margin percentages may be favorably or unfavorably impacted by a change in the amount of CFM recorded. We record revenue on a gross basis, including CFM, when we have concluded that we are a principal with respect to such materials and services, though the timing of CFM receipt can significantly impact completion percentage.

Segment Operations
Urban Solutions
Revenue increased during the 2025 Quarter and 2025 Period due to the ramp up of execution activities on recently awarded life sciences projects and a mining project. The increase in revenue during the 2025 Period was further driven by revenue growth on a large metals project and a large mining project.
Segment profit in the 2025 Quarter and 2025 Period decreased due to an adjustment of $25 million for delay-related effects on an infrastructure project partially offset by a favorable negotiation with a designer on a separate infrastructure project as well as the ramp up of recently awarded projects in life sciences and mining. Segment profit in the 2025 Period also included forecast adjustments totaling $54 million for cost growth on 3 infrastructure projects related to subcontracted design errors, price escalation and schedule impacts partially offset by a refinement of our expected recovery from claims against our subcontractors on these same projects. The changes in segment profit margin in the 2025 Quarter and 2025 Period reflect these same factors.
New awards increased during the 2025 Quarter compared to the 2024 Quarter due to incremental awards on a mining project and a life sciences project booked in the 2025 Quarter. Backlog increased during the 2025 Period due to a large EPC award for a second multi-billion dollar pharmaceutical facility in Indiana booked during the first quarter of 2025. Our staffing business does not report new awards or backlog.
Energy Solutions
Revenue decreased during the 2025 Quarter and 2025 Period primarily due to the reversal of previously recognized revenue of $653 million for a court ruling on the long completed Santos project in Australia that will require payment to our customer once the judgment is entered. The revenue decrease was further driven by a decline in execution activity for several projects nearing completion and for certain projects at our joint venture in Mexico where we slowed our execution activities beginning in the second quarter of 2025 through much of the third quarter pending customer payment. The customer has since made significant progress payments through October 2025, allowing us to begin a controlled restart of our project execution activities. The declines in revenue were partially offset by the ramp up of execution activities on a batteries project in Poland and a chemicals project in Canada.
Segment profit and profit margin declined during the 2025 Quarter and 2025 Period due to the same factors that impacted revenue above partially offset by an increase on a large project nearing completion. Segment profit and profit margin in the 2025 Period was also impacted by the recognition of $31 million for an arbitration ruling on a fabrication project at our joint venture in Mexico that was completed in 2021. Segment profit and segment profit margin in the 2024 Period was adversely impacted by $57 million in cost growth on a construction-only subcontract executed by our joint venture in Mexico.
New awards declined during the 2025 Quarter and 2025 Period compared to the 2024 Quarter and 2024 Period. Backlog declined during the 2025 Period due to the execution pace exceeding new award activity.
Mission Solutions
Revenue increased during the 2025 Quarter and 2025 Period primarily due to an increase in project execution volume associated with a construction project for the DOE and hurricane relief efforts for FEMA, partially offset by reduced volumes on a DOE project and a DOD project. The 2025 Quarter also included the recognition of allowances for certain questioned and disputed costs on a DOD project and revenue associated with the favorable resolution of a long-standing claim. Revenue for the 2025 Period reflected the recognition of revenue reserves resulting from a ruling on a long-standing claim for a project completed in 2019.
Segment profit and profit margin declined during the 2025 Quarter due to the recognition of allowances for certain questioned and disputed costs on a DOD project mostly offset by the favorable resolution on a long-standing claim. Segment profit and profit margin declined during the 2025 Period primarily due to the recognition of revenue reserves of $28 million resulting from a ruling on a long-standing claim on a project completed in 2019.
New awards increased during the 2025 Quarter and 2025 Period. New awards in the 2025 Quarter included a six-year contract to extend our presence at the Portsmouth Gaseous Diffusion Plant in Ohio. Backlog included $1.1 billion and $665 million of unfunded government contracts as of September 30, 2025 and December 31, 2024, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods.
Other
NuScale's results for the 2024 Quarter and 2024 Period were included in our Other segment as it was prior to our deconsolidation of NuScale in October 2024. In the 2025 Period, we completed the sale of Stork's operations in the U.K. and recognized a gain on sale of $7 million compared to an $11 million gain on the sale of Stork's operations in continental Europe in the 2024 Period. We expect results from our Other segment to be immaterial for 2025 and beyond.
G&A

	3ME September 30,		9ME September 30,
(in millions)	2025	2024	2025	2024
G&A
Compensation	$23	$26	$74	$104
Severance and other exit costs	14	3	27	12
Legal & professional fees	7	2	17	9
Reserve for legacy legal claims	—	—	4	—
Facilities	1	3	2	11
Other	(2)	3	7	11
G&A	$43	$37	$131	$147
The decrease in compensation expense in the 2025 Period was primarily driven by lower stock price-driven compensation and performance-based compensation. During the 2025 Quarter, we recognized severance and exit costs primarily related to certain international office closures.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2024 10-K.
Recent Accounting Pronouncements
Item is described more fully in the Notes to Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity arises from available cash and cash equivalents and marketable securities, cash generated from operations, proceeds from the sales of NuScale shares, capacity under our credit facility and, when necessary, access to capital markets. We have committed and uncommitted lines of credit available for revolving loans and letters of credit. We believe that for at least the next 12 months, anticipated cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements and debt maturities. We regularly review our sources and uses of liquidity and may pursue opportunities to address our liquidity needs.
Our credit facility contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, which is a one notch downgrade from both agencies' current ratings. If we were required to provide collateral, it would consist broadly of liens on our U.S. assets.
As of September 30, 2025, letters of credit totaling $409 million were outstanding under our $2.2 billion credit facility, which matures in February 2028. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, based upon total shareholders' equity excluding AOCI, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.1 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. Borrowings under the facility, which may be denominated in USD, EUR or GBP, bear interest at a base rate, plus an applicable borrowing margin. As of September 30, 2025 and through the issuance of this 10-Q, we had not made any borrowings under our credit facility. We have a sub-limit of up to $1.0 billion in aggregate cash advances and financial letters of credit available to us under our credit facility with a current borrowing capacity of $902 million.
Cash and cash equivalents combined with marketable securities were $2.8 billion and $3.0 billion as of September 30, 2025 and December 31, 2024, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $903 million as of September 30, 2025 and $1.1 billion as of December 31, 2024. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.
In evaluating our liquidity needs, we consider cash and cash equivalents held by our consolidated variable interest entities (joint ventures and partnerships). These amounts (which totaled $355 million and $333 million as of September 30, 2025 and December 31, 2024, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $20 million and $79 million as of September 30, 2025 and December 31, 2024, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of September 30, 2025 and December 31, 2024, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.
During the 2025 Quarter, we converted 15 million of our NuScale voting shares (along with the associated ownership units in NuScale's operating subsidiary) into registered shares. We sold 10 million of those shares for net proceeds of $414 million during the 2025 Quarter. During October 2025, we sold an additional 5 million of shares in NuScale for net proceeds of $191 million.
In the 2025 Period, we used $365 million to repurchase and cancel 9 million shares of common stock under our repurchase program. Over 19 million shares could still be purchased under the repurchase program as of September 30, 2025. We are targeting the repurchase of approximately $800 million of our stock for the period from November 2025 through February 2026, primarily using our operating cash flow and with proceeds from the NuScale shares that we converted in September 2025. We expect to use a substantial portion of prospective monetization from the November 2025 conversion toward additional share repurchases after February 2026, which amount we expect will hinge on the proceeds emanating from the monetization process.

Cash Flows

	9ME September 30,
(in millions)	2025	2024
OPERATING CASH FLOW	$(21)	$501

INVESTING CASH FLOW
Proceeds from the sale of NuScale shares	414	—
Proceeds from sales and maturities (purchases) of marketable securities	80	(22)
Capital expenditures	(38)	(133)
Proceeds from sale of assets	63	69
Investments in partnerships and joint ventures	(203)	(66)
Other	—	23
Investing cash flow	316	(129)

FINANCING CASH FLOW
Repurchase of common stock	(365)	—
Purchase and retirement of debt	(37)	(44)
Distributions paid to NCI	(43)	(8)
Capital contributions by NCI	65	—
Proceeds from NuScale share issuance (net of issuance fees)	—	80
Other	(8)	(6)
Financing cash flow	(388)	22

Effect of exchange rate changes on cash	40	(1)
Increase (decrease) in cash and cash equivalents	(53)	393
Cash and cash equivalents at beginning of period	2,829	2,519
Cash and cash equivalents at end of period	$2,776	$2,912

Cash paid during the period for:
Interest	$35	$41
Income taxes (net of refunds)	124	(42)
Operating Activities
Cash flows from operating activities result primarily from our core EPC activities and are affected by our earnings level and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project as well as the payment terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our lump-sum projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of September 30, 2025, our backlog included $394 million for ongoing legacy projects in a loss position, including approximately $117 million of estimated unfunded losses associated therewith. The comparable amounts at December 31, 2024 were $702 million of backlog and $237 million of unfunded losses.
Our operating cash flow for the 2025 Period was negatively impacted by lower earnings. Operating cash flow for the 2025 Quarter significantly improved primarily due to decreases in working capital on several large projects as well as distributions from a large Energy Solutions joint venture. During the 2025 Period, we funded $61 million on 2 consolidated infrastructure projects. We expect a significant payment will be due to Santos during the fourth quarter of 2025 upon the expected judgment from the Court over Santos’ efforts to recover costs related to a reimbursable project completed by us in 2015.
Investing Activities
During the 2025 Quarter, we sold 10 million of shares in NuScale for net proceeds of $414 million.
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
Investments in partnerships and joint ventures in the 2025 Period included $120 million in funding on a proportionately consolidated loss project for an infrastructure joint venture, $38 million in funding on an Energy Solution joint venture and $33 million in funding to a separate infrastructure joint venture to make a legal settlement payment. Investments in partnerships and joint ventures in the 2024 Period included capital contributions to an infrastructure joint venture, an Energy Solutions joint venture and a Mission Solutions joint venture.
Return of capital from partnerships and joint ventures in the 2024 Period included capital distribution from an infrastructure joint venture.
Financing Activities
We have an ongoing stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. In November 2024, the Board authorized an additional 20 million shares to the repurchase program. During the 2025 Period, we repurchased 8.9 million shares of common stock under the repurchase program for total consideration of $365 million. Since we restarted the program in the fourth quarter of 2024, a total of 11 million shares have been purchased for $490 million.
During the 2025 and 2024 Periods, we redeemed $37 million and $44 million, respectively, of aggregate outstanding 2028 Notes, with an immaterial impact on earnings in both periods.
During the 2024 Period, NuScale received $80 million in proceeds from the issuance of their common stock. NuScale was a fully consolidated subsidiary at September 30, 2024.
Letters of Credit
As of September 30, 2025, letters of credit totaling $409 million were outstanding under committed lines of credit. As of September 30, 2025, letters of credit totaling $918 million were outstanding under uncommitted lines of credit including letters of credit totaling $347 million for two lump-sum projects in Kuwait that are substantially complete except for the resolution of unapproved change orders and extension of time claims. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees

The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $13 billion as of September 30, 2025.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	3ME September 30,
(in millions)	2025	2024
Backlog, July 1	$28,205	$32,304
New awards	3,253	2,699
Adjustments and cancellations, net	143	377
Work performed	(3,365)	(4,061)
Backlog, September 30	$28,236	$31,319

	9ME September 30,
(in millions)	2025	2024
Backlog, January 1	$28,484	$29,441
New awards	10,829	12,815
Adjustments and cancellations, net	198	1,023
Work performed	(11,275)	(11,960)
Backlog, September 30	$28,236	$31,319

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
Additional information on matters in dispute may be found in Part I, Item 1 of this Q3 2025 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2024 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended September 30, 2025 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
July 1 — July 31, 2025	987,983	$53.37	987,983	19,620,089
August 1 — August 31, 2025	393,692	43.27	393,692	19,226,397
September 1 — September 30, 2025	—	—	—	19,226,397
Total	1,381,675	$50.49	1,381,675
_________________________________________________________
(1)    The share repurchase program was originally announced on November 3, 2011 and, as amended, totaled 66,000,000 shares as of September 30, 2025, including 20,000,000 shares incrementally authorized by the Board in November 2024. We may repurchase shares from time to time in open market or privately negotiated transactions, including through pre-arranged trading programs, at our discretion, subject to market conditions and other factors and at such time and in amounts that we deem appropriate. The share repurchase program has no fixed expiration date.
Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.
Item 5. Other Information
On August 7, 2025, Anthony Morgan, Business Group President, Urban Solutions, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The arrangement provides for the sale of up to 8,500 shares of common stock and the exercise of up to 6,813 stock options (including the sale of the underlying shares of common stock), subject to certain conditions. The arrangement will terminate on February 23, 2027.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 8, 2012).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on November 4, 2022).
10.1	Letter Agreement effective as of July 2, 2025, between Fluor Corporation and James R. Breuer.* †
10.2	Consulting Agreement effective as of July 2, 2025, between FDEE Consulting, Inc. and Joseph L Brennan.* †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
95.1	Mine Safety Disclosure.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q3 2025 10-Q for the three and nine months ended September 30, 2025, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.
†    Personal information redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	November 6, 2025	By:	/s/ John C. Regan
John C. Regan
Chief Financial Officer
(Principal Financial & Accounting Officer)