Form 10-K
period 2025-12-31
FLUOR CORP
filed 2026-02-17
CIK 1124198

FLUOR CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of June 30, 2025, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $8.2 billion based on the closing sale price as reported on the New York Stock Exchange.
As of January 31, 2026, 146,564,673 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FLUOR CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2025

i

Glossary of Terms
The abbreviations and definitions set forth below apply to the Fluor-specific terms used throughout this filing.

Abbreviation/Term	Definition
AMECO	American Equipment Company, Inc.
Fluor	Fluor Corporation
NuScale	NuScale Power Corporation
SGI	Stock growth incentive awards
Stork	Stork Holding B.V. and subsidiaries
The abbreviations and definitions set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2025 10-K	Annual Report on Form 10-K for the year ended December 31, 2025
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFM	Customer-furnished materials
CODM	Chief operating decision maker
CPS	Convertible preferred stock
CTA	Currency translation adjustment
DB plan	Defined benefit pension plan
DC plan	Defined contribution pension plan
DOD	U.S. Department of Defense (also known as Department of War)
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
EPC	Engineering, procurement and construction
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FEMA	U.S. Federal Emergency Management Agency
FTC	Foreign tax credit
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
GILTI	Global Intangible Low-Taxed Income
ICFR	Internal control over financial reporting
IP	Intellectual property
IT	Information technology
LNG	Liquefied natural gas
NCI	Noncontrolling interests
NM	Not meaningful
NOL	Net operating loss
NRC	U.S. Nuclear Regulatory Commission
OBBB	One Big Beautiful Bill, signed into U.S. law in July 2025
OCI	Other comprehensive income (loss)
PBO	Projected benefit obligation
PIPE	Private investment in public equity
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
SPAC	Special purpose acquisition company
TSR	Total shareholder return
VIE	Variable interest entity

Forward-Looking Information
From time to time, we make certain comments and disclosures in reports and statements, including this 2025 10-K, or statements are made by our officers or directors, that, while based on reasonable assumptions, may be forward-looking in nature. Under the Private Securities Litigation Reform Act of 1995, a "safe harbor" may be provided to us for certain of these forward-looking statements. We caution readers that forward-looking statements, including disclosures which use words such as "will," "may," "could," "should," "believes," "anticipates," "plans," "expects," "intends," "estimates," "projects," "potential," “goals,” “target,” "continue" and similar statements are subject to various future risks and uncertainties which could cause actual results of operations to differ materially from expectations.
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
These factors include those referenced or described in this 2025 10-K (including in "Item 1A. — Risk Factors"). We cannot control all risks and uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
Defined Terms
Except as the context otherwise requires, the terms "Fluor" or the "Registrant" as used herein are references to Fluor Corporation and its predecessors and references to the "company," "we," "us," or "our" as used herein shall include Fluor Corporation, its consolidated subsidiaries and joint ventures.

PART I
Item 1.    Business
Fluor is dedicated to building a better world by applying our world-class expertise to solve our clients' greatest challenges. We deliver professional and technical solutions that emphasize safety, operational excellence and capital efficiency for our clients. Incorporated in Delaware in September 2000, Fluor and its predecessors have served clients for over 110 years, consistently supporting development and progress. We believe we are poised to continue helping our clients meet similar needs into the foreseeable future.
Through our subsidiaries and joint ventures, we stand among the world's leading professional services firms, offering EPC and project management services. We provide these services to our clients in diverse industries worldwide including life sciences, advanced technologies and manufacturing, data centers, mining and metals, gas and nuclear derived power, infrastructure, chemicals, LNG, and oil and gas production and fuels. We are also a service provider to the U.S. federal government and governments abroad.
Our operations are organized into 3 principal segments: Urban Solutions, Energy Solutions and Mission Solutions. Additional activities are reported under our Other segment.
Strategic Priorities
We are guided by 4 strategic priorities for driving value creation for our shareholders:
•Drive growth across our portfolio by growing our market positions in energy addition, low carbon power, LNG, sustainable chemicals, data centers, semiconductors, critical metals and minerals and national security while maintaining our industry leading position in traditional oil & gas, chemicals, commodity mining, life sciences and supporting the DOE.
•Pursue contracts with fair and balanced commercial terms by focusing on pursuing contracts with more favorable, risk-adjusted terms that reward us for value, enhancing our business acumen, focusing on reimbursable terms and only considering fixed-price contracts for segments and scopes where we have a strong position and strategy for delivering expected returns.
•Reinforce financial discipline by strengthening our financial position through predictable cash flow and earnings. Our capital allocation priorities include investing in our people and growth markets, maintaining low debt leverage and returning capital to shareholders.
•Foster a high-performance culture of project delivery by using A.I. and technology to improve cost and schedule, to support quality project execution and delivering results for our clients.
In 2025, we continued to make progress on our strategic priorities. As of December 31, 2025, 81% of our backlog is reimbursable.
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
Safety. Maintaining a safe and secure workplace is a key business driver for us and our clients. In our experience, whether in an office or at a jobsite, our commitment to safety reduces risks, supports the well-being of our workforce, enhances morale, improves productivity, reduces project costs and strengthens client relationships. Our safety culture is a defining feature of our organization.
Global Execution Platform. As a leading publicly traded EPC firm, our global footprint enables us to build local relationships, seize opportunities and rapidly mobilize resources to project sites worldwide. We regularly form strategic alliances with local partners, utilize our supply chain expertise and emphasize local training programs. Our distributed execution centers deliver high quality services on a cost-efficient basis.
Excellence in Execution. We believe that our ability to execute, maintain and manage complex projects, large or small and often in geographically challenging locations, gives us a distinct competitive advantage. We strive to complete our projects meeting or exceeding all client specifications. We continue to improve our approach to data-driven execution and the use of A.I. and other technologies, which has enhanced our ability to meet our clients' needs.
Market Diversity. We offer services across a wide range of industries globally. This diversification helps mitigate the impact of market cyclicality and enables us to strive for more consistent growth. We believe that maintaining a balanced business portfolio allows us to focus on our more stable markets while capitalizing on cyclical or emerging markets when the timing is appropriate.
Client Relationships. We actively cultivate new relationships while also building on our long-term relationships with existing clients. We believe that long-term relationships with existing clients serve us well by allowing us to better understand and be more responsive to their requirements. Whether our clients are new or have been with us for many decades, our ability to successfully foster and maintain relationships remains a key strength.
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
General Operations
Our services span 6 broad categories, from consulting activities to complete design-build, operations and maintenance contracts.
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
Business Segments
Urban Solutions
We believe that ongoing urbanization is driving demand for innovative and sustainable solutions in advanced technologies and manufacturing, life sciences, mining and metals, infrastructure and professional staffing project teams. Urban Solutions includes businesses to meet our clients' needs in these evolving and growing markets.
For advanced technologies and manufacturing, we deliver front-end engineering, program management and EPC services to a diverse range of companies globally. Our expertise spans a wide variety of market segments, including advanced materials, data centers, semiconductors, smart batteries, fast-moving consumer goods, food and beverage and specialty products. We specialize in designing projects that incorporate lean manufacturing principles, helping clients accelerate their time to market.
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
In mining and metals, we provide a comprehensive range of services to clients producing various commodities, including copper, lithium, rare earth minerals, iron ore, bauxite, alumina, aluminum, steel, diamond, gold and fertilizers. Our services include conceptual and feasibility studies through detailed EPC, commissioning and startup support. Many of our opportunities are located in remote or logistically challenging regions, and our scale, regional presence and experience enable us to execute large scale mining and metals projects worldwide.
In infrastructure, we support the development of projects with a focus on state departments of transportation. We provide a broad range of services, including consulting, design, planning, financial structuring, engineering, construction and operation and maintenance services. Continuing urbanization and the replacement and expansion of aging infrastructure in North America continues to drive project opportunities.
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
Energy Solutions
Our Energy Solutions segment offers EPC services for traditional oil and gas markets, including upstream, fuels, chemicals, LNG and power markets. We serve clients in these industries with comprehensive project life-cycle services, including expansion and modernization projects as well as in sustaining capital work. Our extensive skill set also supports energy transition markets, including nuclear power and other low-carbon energy sources, asset decarbonization, carbon capture, renewable fuels, green chemicals and hydrogen.
We excel at delivering large, complex projects in challenging locations, and as energy and chemicals work becomes more globally and geopolitically complex, clients rely on our expertise and proven global capabilities.
Our role is tailored to each project's requirements. We may provide front-end engineering, program management and final design services; construction management and self-perform construction; or oversight of other contractors. We also manage procurement of materials, equipment and subcontractors. Our capabilities include designing and constructing new facilities, as well as upgrading, optimizing, modernizing and expanding existing ones. Additionally, we offer consulting services ranging from feasibility studies and process assessments to project finance structuring.
In production and fuels, we deliver projects across the oil and gas value chain, including production, processing, refining and energy transition initiatives. Our upstream work covers field development, pipelines, offshore facilities and gas processing. Downstream, we help clients upgrade refineries for greater capacity, efficiency and sustainability, and we repurpose facilities for renewable fuels and low carbon solutions.
We have been very active for several decades in the chemicals and petrochemicals market, with major projects in the ethylene-based markets and various specialty chemicals. We are also involved in battery chemicals projects and implementing lower carbon solutions on existing and new chemical facilities.
In LNG, we have participated in a wide range of developments, including liquefaction, floating LNG facilities, mid-scale LNG solutions and regasification terminals. Our work in LNG includes feasibility studies, technology evaluations, process equipment optimization and selection, basic design, front-end engineering and design, detailed EPC and start-up assistance.
In the power market, we can provide a full range of services utilizing small modular and conventional nuclear reactor technologies, as well as solutions utilizing thermal power sources. We have extensive experience in gas-fired power plants.
Mission Solutions
Mission Solutions delivers advanced technical services to the U.S. and other governments. We believe the segment's nuclear and environmental business holds a tier 1 position with differentiated expertise in managing complex national security missions across the DOE and the National Nuclear Security Administration. We deliver solutions for nuclear security and operations, fuels enrichment, nuclear waste management and laboratory management. As an industry leader in nuclear remediation, we oversee site management, environmental remediation and decommissioning at government facilities, effectively addressing environmental and regulatory challenges. In civil services, we are a partner to FEMA for disaster recovery and emergency response.
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
Other
Other previously included the results of NuScale prior to its deconsolidation in October 2024, and the remaining operations of Stork which was fully divested in 2025. Results from our Other segment were immaterial for 2025.
Prior to November 2025, we converted 15 million of our 126 million NuScale voting shares (along with the associated ownership units in NuScale's operating subsidiary) into registered shares and sold all 15 million of those shares for net proceeds of $605 million. We converted the remaining 111 million of our NuScale voting shares (along with the associated ownership units in NuScale's operating subsidiary) into registered shares upon reaching agreement with NuScale in November 2025. In November 2025, through an indirect, wholly-owned subsidiary, we entered into a variable price forward sale agreement whereby we pledged and granted a security interest in 71 million of our remaining shares in NuScale, while maintaining continuing involvement and ownership rights, and committed to sell, convey, transfer, assign and deliver those shares at the final settlement date in the first quarter of 2026. Through our bank's execution, we completed the sale of all 71 million shares of NuScale on February 13, 2026, generating total proceeds of $1.35 billion. We expect to monetize the remaining 40 million shares of NuScale via similar structured programs and expect that all remaining ownership in NuScale should be sold by the second quarter of 2026.
Other Matters
Types of Contracts
While the basic terms and conditions of the contracts that we perform may vary considerably, we typically perform our work under two broad types of contracts: (a) reimbursable contracts and (b) lump-sum or guaranteed maximum contracts. In some limited markets, we are seeing hybrid contracts containing both lump-sum and reimbursable elements. For our material hybrid contracts, we split the contract and report backlog based on both the lump-sum and reimbursable elements. As of December 31, 2025, the following table summarizes contract type within our ending backlog:

	December 31,		December 31,
(in millions)	2025		2024
Reimbursable	$20,713	81%	$22,589	79%
Lump-Sum and Guaranteed Maximum	4,823	19%	5,895	21%
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
Competition for our Energy Solutions and Urban Solutions segments is based on an ability to provide the design, engineering, planning, management and project execution skills required to complete complex projects in a safe, timely and cost-efficient manner. We believe our engineering, procurement and construction business derives its competitive strength from our market diversity, excellence in execution, reputation for quality, technology, cost-effectiveness, worldwide procurement capability, project management expertise, geographic coverage, ability to meet client requirements by performing construction on either a union or an open shop basis, ability to execute complex projects of varying sizes, strong safety record and lengthy experience with a wide range of services and technologies.
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
Significant Clients
For 2025, revenue earned from agencies of the U.S. government accounted for 17% of our total revenue. We perform work for these government agencies under multiple contracts and sometimes through joint venture arrangements. Additionally, revenue from a single Urban Solutions' customer spanning multiple projects amounted to 15% of our revenue in 2025.
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
Compliance with Government Regulations
Environmental
We operate at sites around the world, including locations that involve activities related to nuclear facilities, hazardous waste, hydrocarbon production, distribution and transport, the military, and infrastructure. Some of our work takes place near environmentally sensitive areas such as wetlands, lakes and rivers.
We contract with governments to remediate hazardous materials, including chemical agents, as well as to decontaminate and decommission nuclear sites. These activities can require us to manage, handle, remove, treat, transport and dispose of toxic, radioactive or hazardous substances, and are subject to many environmental, health and safety laws and regulations.
We believe that we are compliant with environmental, health and safety requirements. We further believe that any reserves associated with future environmental costs are adequate and that any future costs will not have a material effect on our financial position or future results of operations. Some factors, however, could result in the recognition of additional expense. These include the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that we are potentially responsible for the release of hazardous substances at sites other than those currently identified.
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
Human Capital
The following summarizes our human capital information as of December 31, 2025:

Number of Employees
Salaried employees	17,122
Craft and hourly employees	4,602
TRS agency	1,271
Total	22,995
The number of craft and hourly employees can vary in relation to the number, size and phase of execution of our projects. Total headcount reflects an 14% reduction from last year, primarily due to the sale of our Stork business in the U.K. as well as actions taken to enhance our operational efficiency.
We have employees in the following regions:

Region	% of Global Workforce
North America	58%
Europe, Africa and Middle East	17%
Central and South America	5%
Asia Pacific (includes Australia)	20%
Health and Safety
Safety is one of our core values that guides everything we do. We are deeply committed to protecting our employees and preventing injuries across our offices and project sites. Through robust programs and procedures, we work diligently to mitigate the hazards inherent in our operations.
Our goal is to foster a caring, preventive culture built on proactive action by engaged employees. We call this commitment Safer TogetherSM. Beyond physical safety, we champion overall employee wellbeing. We provide resources such as mental health awareness campaigns, our global Employee Assistance Program, site-specific wellbeing programs and training in suicide prevention and mental health first aid.

In 2025, our safety performance, calculated in accordance with U.S. Occupational Safety and Health Administration (OSHA) record keeping requirements, achieved a total case incident rate of 0.36, surpassing our goal of less than or equal to 0.38 and outperforming comparable industry benchmarks.
Development Opportunities
One of our top priorities is to provide ongoing training and development for our employees through multiple avenues. We offer training for our executives, project execution and functional employees based in offices, remote locations and project field assignments. Additionally, employees can access Fluor University, our online platform, where they select from a wide variety of self-paced, online, virtual and instructor-led training courses. Topics range from our internally developed courses focused on discipline-specific training, to commercially available technical learning and general knowledge topics, such as leadership, business acumen and communication. In 2025, our employees received over 220,000 hours of training through Fluor University. We also offer comprehensive global initiatives targeted specifically for managers, including webinars on talent topics, monthly orientation training for new managers and a standardized resource toolkit for consistent talent development.
Community Responsibility
As part of our culture, we offer our employees robust and enriching opportunities to help meet our goal of building a better world. In 2025, Fluor and our Fluor Foundation contributed $5 million to global charitable initiatives, improving communities where we live and operate. Through our employee giving and volunteering program, Fluor Cares, we empower our employees to invest in organizations and causes that resonate with them. This employee-driven giving and volunteering effort contributed an additional $5 million in 2025. Further, employees volunteered 47,000 hours to enrich the lives of their neighbors in need.
We have longstanding global programs and local efforts tailored to the needs of the communities where we operate. Through our charitable partners and the volunteerism of our employees, we delivered 594,000 hours of STEM (science, technology, engineering and math) instruction and provided workforce development to 5,500 individuals to help inspire and prepare the next-generation workforce. We provided 940,000 meals to the hungry. We planted 58,500 trees, including large scale, multi-year efforts in 5 countries.
Information about our Executive Officers
The following information is being furnished with respect to our executive officers as of February 4, 2026:

Name	Age	Position with the Company (1)
Michael E. Alexander	56	Group President, Project Execution
Pierre Bechelany	60	Business Group President, Energy Solutions
James R. Breuer	57	Chief Executive Officer
Alvin C. Collins III	52	Business Group President, Mission Solutions
David E. Constable	64	Executive Chairman
Tracey H. Cook	58	Chief Human Resources Officer
Nicole Davies	49	Executive Vice President, Corporate Development & Sustainability
James P. Elliott	47	Chief Accounting Officer and Controller
Mark E. Fields	67	Group President, Strategic Projects
Kevin B. Hammonds	54	Chief Legal Officer and Corporate Secretary
Anthony Morgan	59	Business Group President, Urban Solutions
John C. Regan	56	Chief Financial Officer
_______________________________________________________________________________
(1)All references are to positions held with Fluor Corporation. All officers serve in their respective capacities at the pleasure of the Board of Directors.

Michael E. Alexander
Mr. Alexander has been Group President, Project Execution since November 2025. Prior to that he was Business Group President, Energy Solutions from 2024 to 2025. Prior to that, he was President, Chemicals from 2019 to 2024 and President, Energy & Chemicals — Americas in 2019. He joined the company in 1991.

Pierre Bechelany
Mr. Bechelany has been Business Group President, Energy Solutions since November 2025. Prior to that, he was President, LNG and Power — Energy Solutions from 2024 to 2025 and President, LNG — Energy Solutions from 2020 to 2023. He joined the company in 2010.
James R. Breuer
Mr. Breuer has been Chief Executive Officer since May 2025. Prior to that, he was Chief Operating Officer from 2024 to 2025, Business Group President, Energy Solutions from 2021 to 2024 and President, Downstream — Energy & Chemicals from 2019 to 2021. Mr. Breuer joined the company in 1993.
Alvin C. Collins III
Mr. Collins has been Business Group President, Mission Solutions since March 2025. Prior to that, he was Group President, Corporate Development and Sustainability from 2021 to 2025, Senior Vice President, Operations — Energy & Chemicals from 2019 to 2021 and Senior Vice President, Global Business Development — Energy & Chemicals in 2019. Mr. Collins joined the company in 1994.
David E. Constable
Mr. Constable has been Executive Chairman of the Board since May 2022. He was previously Chief Executive Officer of the company from January 2021 to May 2025, and has served as a member of Fluor's Board of Directors since 2019. He previously served as Chief Executive Officer (from 2011) and Chief Executive Officer and President (from 2014) of Sasol Ltd., an integrated energy and chemical company, until 2016. Mr. Constable first joined the company in 1982.
Tracey H. Cook
Ms. Cook has been Executive Vice President and Chief Human Resources Officer since April 2025. Prior to that, she was Senior Vice President, Human Resources from 2023 to 2025, and President of AMECO from 2014 to 2023. Ms. Cook joined the company in 1989.
Nicole Davies
Ms. Davies has been Executive Vice President, Corporate Development and Sustainability since March 2025. Prior to that, she was Senior Vice President, Business Development and Strategy — Energy Solutions from 2022 to 2025 and Vice President, Sales — Energy Solutions from 2019 to 2022. Ms. Davies joined the company in 1998.
James P. Elliott
Mr. Elliott was appointed Chief Accounting Officer in February 2026. He has been Corporate Controller since 2025. Prior to that, he was Director of Technical Accounting and Internal Reporting from 2019 to 2025. Mr. Elliott is a Certified Public Accountant recognized by the State of Texas. Mr. Elliott joined the company in 2019.

Mark E. Fields
Mr. Fields has been Group President, Strategic Projects since November 2025. Prior to that, he was Group President, Project Execution from 2021 to 2025 and Group President, Energy & Chemicals from 2019 to 2021. Mr. Fields joined the company in 1981.
Kevin B. Hammonds
Mr. Hammonds has been Executive Vice President and Chief Legal Officer since August 2024 and Corporate Secretary since May 2025. Prior to that, he was Senior Vice President, Managing General Counsel from 2020 to 2024 and Vice President, General Counsel from 2014 to 2020. He joined the company in 1996.
Anthony Morgan
Mr. Morgan has been Business Group President, Urban Solutions since January 2024. Prior to that, he was President, Mining & Metals from 2017 to 2023. Mr. Morgan joined the company in 1990.
John C. Regan
Mr. Regan has been Executive Vice President and Chief Financial Officer since March 2025. Prior to that, he was Executive Vice President, Controller and Chief Accounting Officer from 2020 to 2025. Mr. Regan is a Certified Public Accountant recognized by the State of Texas. Mr. Regan joined the company in 2020.

Available Information
Our website address is www.fluor.com, where we provide free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the “Investor Relations” section as reasonably practicable after we electronically file them with, or furnish them to, the SEC. These reports, and any amendments to them, are also available at the SEC's website, www.sec.gov. We also use our investor relations website as a channel of distribution for important company information. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for e-mail alerts. We also maintain information on our website related to our corporate governance including our Corporate Governance Guidelines, our Board Committee Charters and our Code of Business Conduct and Ethics for Members of the Board of Directors.
Website references are provided throughout this document for convenience. The content on the references websites does not constitute a part of and is not incorporated by reference into this Annual Report on Form 10-K.
Item 1A.    Risk Factors
We operate in a complex and rapidly changing global environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, and stock price.
In evaluating our business, you should carefully consider the following discussion of material risks, events and uncertainties that make an investment in us speculative or risky in addition to other information in this Annual Report on Form 10-K. The risks described below highlight some of the factors that have affected and could affect us in the future. We may also be affected by unknown risks or risks that we currently think are immaterial. If any such events actually occur, our business, financial condition, results of operations, and stock price could be materially adversely affected. The disclosures below reflect our beliefs and opinions as to factors, events or contingencies that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors, events or contingencies have occurred in the past or their likelihood of occurring in the future.

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
•Contracts with or funded by the U.S. federal government pose additional risks compared to contracts with or wholly-funded by private sector clients.
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
•Climate-related events, natural disasters and related environmental issues could have a material adverse impact on us.
•Increasing scrutiny and changing expectations from stakeholders with respect to sustainability practices may impose additional costs on us or expose us to reputational harm or other risks.
•We may be unsuccessful in implementing our strategic initiatives.
Risks Related to Indebtedness and Other Credit Related Risks
•Adverse credit and financial market conditions, including high interest rates, could impair our clients', our partners' and our own borrowing capacity, which could negatively affect us.
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
The demand for our services is dependent upon our clients' capital investments. Our clients' interest in approving new projects, budgets for capital expenditures and need for our services have in the past been, and may in the future be, adversely affected by, among other things, poor economic conditions (including inflation, tariffs, slow growth or recession, changes to governments' fiscal or monetary policy and high interest rates), low or volatile oil and gas prices or other commodity prices, political uncertainties and currency fluctuations. Clients have been and remain selective in how they allocate their capital, especially the larger scale projects in which we specialize. For example, capital expenditures by our clients are influenced by factors such as prevailing hydrocarbon prices and expectations about future prices for underlying commodities, technological advances, the costs of exploration, production and delivery of product, domestic and international political, military, regulatory and economic conditions and other similar factors. There is no guarantee that current commodity prices will be sufficient to justify clients' capital expenditures, and the timing and extent of any future improvements in demand remain uncertain. The end markets we serve have historically been and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our services.

Our revenue and earnings are largely dependent on new awards.
The award and timing of projects is unpredictable and driven by our clients. Awards, including expansions of existing projects, often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide variety of factors including a client's decision to not proceed with the development of a project, governmental approvals, financing contingencies (including governmental support), commodity prices, environmental conditions and overall market and economic conditions. We do not always win contracts that we have bid on for a variety of reasons such as price, a client's perception of our ability to perform and/or perceived technology advantages held by others. Many of our competitors may be more inclined to take greater risks or include terms and conditions that we might not deem acceptable, especially when the markets for the services we typically offer are relatively soft. Because a significant portion of our revenue is generated from large projects, our results can fluctuate depending on whether and when large project awards occur and the commencement and progress of work under large contracts already awarded. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated. Additionally, uncertain economic and political conditions may make it difficult for our clients, our vendors and us to accurately forecast and plan future business activities. For example, changes to U.S. policies related to global trade and tariffs, and responsive changes in policy by foreign jurisdictions, have resulted in the past and may result in future uncertainty surrounding the global economy as well as retaliatory trade measures implemented by other countries. We cannot predict the outcome of changing trade policies or other unanticipated economic or political conditions, nor can we predict the timing, strength or duration of any worldwide economic recovery or downturn.
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
Because our projects are often technically complex, with multiple phases occurring over several years, we incur risks in our project execution activities. These risks could result in project delays, cost overruns or other problems and can include the following:
•Evolving estimates related to productivity, scheduling estimates or future economic conditions, including with respect to the impacts of inflation and tariffs on lump-sum contracts;
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
•Failure to accurately estimate the timing and cost of projects, including due to inflation, tariffs, supply chain disruption, rising construction costs or unforeseen increases in the cost of labor;
•Unanticipated increases in the cost of raw materials, components or equipment, including due to inflation or the imposition of tariffs;
•Failure to properly make judgments in accordance with applicable professional standards, including engineering standards;
•Failure to properly assess and update appropriate risk mitigation strategies and measures;

•Poor performance of our clients, partners, subcontractors, suppliers or other third parties;
•Delays or productivity issues caused by climate-related events or other natural disasters; and
•Changes in local laws or difficulties or delays in obtaining permits, rights of way or other governmental approvals.
These and other risks have in the past, and may in the future, result in our failure to achieve contractual cost or schedule commitments, or to satisfy safety performance, overall client satisfaction or other performance criteria. As a result, we may receive lower fees or lose our ability to earn incentive fees. In other cases, our fee will not change but we will have to continue to perform work without additional revenue until the performance criteria is achieved. We may also incur liquidated damages if we fail to complete a project on its contractual timeline. In addition, if we fail to meet guaranteed performance or quality standards, we may be held responsible under the guarantee or warranty provisions of our contract for cost impact to the client, generally in the form of contractually agreed-upon liquidated damages or an obligation to re-perform work. To the extent these events occur, the total cost to the project (including any liquidated damages) could be material and could, in some circumstances, equal or exceed the full value of the contract. In such events, our financial condition or results of operations could be materially and negatively impacted.
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
The success of our business is dependent upon being able to attract, develop and retain personnel, including engineers, project management, craft employees and management, who have the necessary and required experience and expertise, and who will perform these services at a reasonable and competitive rate. Competition for experienced personnel can be intense. It may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. In certain geographic areas, for example, we may be unable to satisfy the demand for our services because of our inability to deploy qualified personnel. Also, it may be difficult to replace personnel who hold government required credentials. Loss of the services of, or failure to recruit, qualified technical and management personnel, could limit our ability to successfully complete existing projects and compete for new projects. In addition, as costs related to our workforce are dependent on market conditions, inflationary pressure has increased, and may continue to increase, labor costs in certain geographic areas.
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
In the event of a cybersecurity breach or cyber-attack, we may experience operational disruptions, financial losses, legal claims, and reputational damage. Additionally, it may take considerable time for us to investigate and evaluate the full impact of a cybersecurity breach or cyber-attack, which may inhibit our ability to provide prompt, full and reliable information about cybersecurity incidents to our clients, regulators and the public. We may also incur significant costs to remediate the effects of such incidents, including costs associated with investigating the incident, repairing or replacing damaged systems and compensating affected parties.
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
The insurance we maintain that specifically covers cybersecurity threats may not sufficiently cover all types of losses or claims that we might experience, including losses from delays in our ability to provide services to our customers, reputational harm or the costs to improve security against future similar threats or losses arising from the computing environments and systems managed by others.
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
Artificial intelligence, machine learning, data science and similar technologies (collectively, “AI”), including third-party AI tools, may be enabled by, or integrated into, some of our business processes and solutions. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed or biased. Datasets used to train or develop AI systems may be insufficient, of inferior quality, or contain biased, or incorrect or incomplete information. The use of AI subjects us to additional risk and liability exposure relating to confidentiality, intellectual property infringement, and client use restrictions. Our AI governance review process and self-imposed requirement to implement safeguards before adopting AI may not be adequate to protect against these risks and challenges. Additionally, the laws and regulations concerning the use of AI continue to evolve. If the use or integration of AI systems, or the outputs generated by such systems, were determined to be non-compliant (e.g., in relation to IP or data privacy rights or in relation to the deployment of AI for certain activities or use cases), this may adversely affect us. It is possible that emerging regulations may limit or block the use of AI in our business or otherwise impose restrictions that may adversely affect the efficiency of our business processes or solutions that were utilizing AI technologies.
The safeguards we have implemented, including policies and procedures, governance reviews, technical measures where feasible, and contractual obligations relating to the ethical use of AI, may not be adequate or effective, and we cannot guarantee or control how third parties with whom we do business may utilize AI, which subjects us to increased risk and exposure relating to confidentiality and information security and information accuracy. If a breach of confidentiality or error or defect were to occur as a result of using AI, directly or indirectly, it could adversely affect our business, reputation, financial condition and results of operations.
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
Since October 2024, we account for our investment in NuScale using the fair value option for equity method investments, under which we measure our investment at fair value on a recurring basis using the prevailing price of NuScale's stock on our balance sheet dates. The fair value of our investment in NuScale is subject to the fluctuations of NuScale's stock price, which subjects our consolidated earnings to volatility. The price of NuScale's stock has experienced significant volatility since it commenced trading in May 2022, and the volatility may continue in the future in response to many factors, including factors beyond the control of us or NuScale. As a result of the recurring fair value measurements, we may recognize non-cash gains or losses in future periods, some of which could be material.
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
Contracts with or funded by the U.S. government pose additional risks compared to contracts with or wholly-funded by private sector clients.
We have a significant portfolio of U.S. federal government contracts, including those that we have in place with the DOE and DOD. U.S. government contracts are subject to various uncertainties, including, but not limited to:
•significant delays in funding appropriations, reductions in spending and changes in budgetary priorities that could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions;
•disruptions to departments or agencies (including as result of budget deficits, government shutdowns and federal sequestration) that could interrupt communications with departments and agencies, result in program cancellations, disruptions and/or stop work orders, limit the government’s ability to make timely payments, and limit our ability to perform under existing contracts and compete for new projects;
•oversight audits by government agencies and profit and cost controls, which could result in withholding or delay of payments to us; and
•changes in the federal administration and/or congressional leadership and other policy and economic changes that could adversely impact us.
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
Climate-related events, natural disasters and related environmental issues could have a material adverse impact on us.
Climate-related events, such as the frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions, and other natural disasters, may have short-term, intermediate and long-term impacts on our business, financial condition and results of operation. Our efforts to mitigate our business risks associated with climate-related events and natural disasters cannot eliminate those risks, and we recognize that there are inherent climate-related and environmental risks regardless of where we conduct our businesses. For example, a catastrophic natural disaster could negatively impact any of our office locations and our project locations. Access to clean water and reliable energy in the communities where we conduct our business is critical to our operations. Accordingly, a natural disaster has the potential to disrupt our and our clients’ businesses and may cause us to experience work stoppages, supply chain disruptions, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of cover, legal liability and reputational losses.

Further, climate-related and environmental risks span across the full spectrum of the markets we serve. The direct physical risks that climate-related events and environmental issues pose, such as rising sea levels and temperatures, and acute events, such as hurricanes, droughts and wildfires, are common to each of these industries. Our clients could face increased costs to maintain their assets, which could result in reduced profitability and fewer resources for strategic investment. These types of physical risks could in turn lead to transitional risks (i.e., the degree to which society responds to climate and environmental matters). For example, concerns about climate and environmental matters may result in activism, protests, legislation, international protocols or treaties, regulation or other restrictions on greenhouse gas emissions or that otherwise seek to address climate and environmental matters that could affect our clients, including those who (a) are involved in the exploration, production or refining of hydrocarbons, such as our Energy Solutions clients, (b) emit greenhouse gases through the combustion of hydrocarbons or (c) emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such actions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on us. However, policy changes and climate legislation could also accelerate energy transition, including the development of carbon capture and storage projects, alternative transportation, alternative energy facilities, such as wind farms or nuclear reactors, or incentivize increased implementation of clean fuels projects, which could positively impact the demand for our services. We cannot predict when or whether any of these legislative proposals may become law or what effect they will have on us and our clients.
We will also continue to incur additional expenses implementing U.S. and international regulations requiring additional disclosures regarding GHG emissions and/or broader sustainability-related factors. Compliance with such regulations and the associated potential costs is complicated by various countries and regions following different approaches to the regulation of climate and environmental matters.
Increasing scrutiny and changing expectations from stakeholders with respect to sustainability practices may impose additional costs on us or expose us to reputational harm or other risks.
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
In addition, while we may create and publish voluntary disclosures regarding sustainability matters, many of the statements in those voluntary disclosures are based on expectations and assumptions that may not be representative of current or actual risks, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many sustainability matters. In addition, there are increasing and inconsistent levels of regulation, disclosure-related and otherwise, with respect to sustainability matters. For example, the Corporate Sustainability Reporting Directive in the European Union as well as new sustainability-related disclosure requirements in U.S. states and other jurisdictions require companies to provide significantly expanded sustainability and other climate-related disclosures. Requirements from the SEC, European or other regulators may require us to incur significant costs to comply and distract our management and Board of Directors. We may also face material risks from the potential reversal or modification of these regulations, and reversal or material modification of these regulations could lead to the loss of time and resources already invested to prepare for these requirements. Many of these costs may not be recoverable from our clients.
We may be unsuccessful in implementing our strategic initiatives.
Our ability to successfully execute strategic initiatives, including plans to monetize our remaining stake in NuScale, is subject to various risks and uncertainties, which may negatively impact the realization of expected benefits. We cannot predict the trading price of shares of NuScale's common stock and the market value of the NuScale shares are subject to market volatility and other factors beyond the control of us or NuScale, including general economic, financial and business conditions. We intend to complete the sale of our shares in NuScale by the end of Q2 2026, but there can be no assurance regarding the ultimate timing of such monetization process. Unanticipated developments could delay, prevent of otherwise adversely affect the monetization process, including but not limited to financial market conditions.
Risks Related to Indebtedness and Other Credit Related Risks
Adverse credit and financial market conditions, including high interest rates, could impair our clients', our partners' and our own borrowing capacity, which could negatively affect us.
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
In addition, adverse credit and financial market conditions, including high interest rates, also adversely affect our clients' and our partners' borrowing capacity, which could result in contract cancellations or suspensions, project award and execution delays, payment delays or defaults by our clients. These disruptions could materially impact us.
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
In addition, our credit facility requires us to maintain specified financial covenants. A breach of any of these covenants could result in a default. If a default occurs, the relevant lenders could elect to accelerate payments due or decline access to the facility for further borrowings. If our operating performance declines, or if we are unable to comply with any covenant, we may need to obtain amendments to our credit agreements or waivers from the lenders to avoid default. These factors could have a material adverse effect on us.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
We maintain a cybersecurity program designed to assess, identify and manage risks from cybersecurity threats that may result in adverse effects on the confidentiality, integrity and availability of our information systems. Security, privacy, information governance and compliance professionals are assigned to administer the program with oversight by our senior management team.
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

Item 2.    Properties
Major Facilities
Our global operations span 3.7 million rentable square feet across both owned and leased properties. Our executive offices are located at 6700 Las Colinas Boulevard, Irving, Texas. Given the dynamic nature of our business, the extent of facility utilization by specific segment varies and cannot be precisely stated. Additionally, some of our properties are leased or subleased to third-party tenants.
In addition to our significant facilities, we lease or own a number of individually smaller offices, warehouses and equipment yards strategically located worldwide. While we maintain a global presence, the following summarizes our more significant existing facilities:

Location	Interest
United States:
Greenville, South Carolina	Owned and Leased
Houston, Texas	Leased
Irving, Texas (Corporate Headquarters)	Owned
Southern California (Aliso Viejo and Long Beach)	Leased
Canada:
Calgary, Alberta	Owned
Vancouver, British Columbia	Leased
Latin America:
Santiago, Chile	Owned and Leased
Europe, Africa and the Middle East:
Al Khobar, Saudi Arabia	Owned
Amsterdam, Netherlands	Owned
Farnborough, England	Owned and Leased
Gliwice, Poland	Owned and Leased
Asia and Pacific Region:
Manila, Philippines	Owned and Leased
New Delhi, India	Leased
Perth, Australia	Leased
Shanghai, China	Leased
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
At January 31, 2026, there were 2,859 stockholders of record of our common stock.
Issuer Purchases of Equity Securities
The following table provides information for the 3 months ended December 31, 2025 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1 – October 31, 2025	—	$—	—	19,226,397
November 1 – November 30, 2025	3,298,033	42.36	3,298,033	15,928,364
December 1 – December 31, 2025	5,862,419	42.47	5,862,419	10,065,945
Total	9,160,452	$42.43	9,160,452
_______________________________________________________________________________
(1)Consists of 9,160,452 shares of stock repurchased and canceled by us under our stock repurchase program for total consideration of $389 million.
(2)The share repurchase program was originally announced on November 3, 2011 and, as amended, totals 66,000,000 shares as of December 31, 2025. The Board approved an increase to the program by an additional 30,000,000 shares in February 2026. We may repurchase shares from time to time in open market or privately negotiated transactions, including through pre-arranged trading programs, at our discretion, subject to market conditions and other factors and at such time and in amounts that we deem appropriate. The share repurchase program has no fixed expiration date.

Performance Graph
Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. Dollars, for the calendar years ended December 31, 2021, 2022, 2023, 2024 and 2025 of $100 invested on December 31, 2020 in our common stock, the S&P MidCap 400 Index and the Dow Jones Heavy Construction Industry Group Index.

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025
Fluor Corporation	$100.00	$155.10	$217.03	$245.27	$308.83	$248.15
S&P MidCap 400 Index	$100.00	$124.73	$108.37	$126.13	$143.65	$154.40
Dow Jones Heavy Construction Industry Group Index	$100.00	$149.33	$170.68	$204.36	$287.15	$387.57
Item 6. [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements. A discussion and analysis of the operating results of 2024 compared to 2023 are included in our 2024 10-K and have not been repeated in this 10-K.
We continue to see solid client engagement across our markets and a robust and diverse pipeline of opportunities, particularly where accelerated schedules and critical business needs are driving investment. While some clients are pacing commitments due to cost pressures or commodity price softness, our teams are actively advancing engineering and design work so projects can move quickly once final decisions are made. These timing shifts impacted 2025 results, but we remain focused on disciplined execution, cost management, and positioning our clients for long‑term success.
Developments in Our Business
Revenue, profit and operating cash flow in 2025 was significantly impacted by a judgment on the long completed Santos project in Australia. We have appealed the Court decision and we are also working with our insurance carriers to address the obligations arising from the judgment and the costs related to the appeal. We recognized a reversal of revenue of $643 million during 2025, inclusive of committed insurance proceeds, representing the net payment to Santos made in the fourth quarter of 2025.

We slowed our execution activities at our joint venture in Mexico beginning in the second quarter of 2025 through much of the third quarter to minimize our working capital exposure to the joint venture's primary customer. The customer made significant progress payments through December 2025, which allowed us to execute a controlled restart of our project execution activities.
Prior to November 2025, we converted 15 million of our 126 million NuScale voting shares (along with the associated ownership units in NuScale's operating subsidiary) into registered shares and sold all 15 million of those shares for net proceeds of $605 million. We converted the remaining 111 million of our NuScale voting shares (along with the associated ownership units in NuScale's operating subsidiary) into registered shares upon reaching agreement with NuScale in November 2025, including the following general attributes:
•Conversion of the 111 million remaining ownership units into NuScale registered shares on a one-to-one basis;
•For open market sales, daily limitations on our NuScale sales that vary depending on defined blackout dates for NuScale;
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
In November 2025, through an indirect, wholly-owned subsidiary, we entered into a variable price forward sale agreement whereby we pledged and granted a security interest in 71 million of our remaining shares in NuScale, while maintaining continuing involvement and ownership rights, and committed to sell, convey, transfer, assign and deliver those shares at the final settlement date in the first quarter of 2026. Through our bank's execution, we completed the sale of all 71 million shares of NuScale on February 13, 2026, generating total proceeds of $1.35 billion. We expect to monetize the remaining 40 million shares of NuScale via similar structured programs and expect that all remaining ownership in NuScale should be sold by the second quarter of 2026.
Our divestiture of the Stork business was substantially completed following the sale of Stork's U.K. operations in 2025. Stork's operations in continental Europe were sold in 2024.
In December 2025, we reached an agreement to sell our ownership in the fabrication yard in China for approximately $122 million. The sale is expected to close in 2026, subject to the conditions in the agreement.

Results of Operations

	YEAR ENDED DECEMBER 31,
(in millions)	2025		2024		2023
Revenue(1)
Urban Solutions	$9,200		$7,239		$5,262
Energy Solutions	3,554		5,976		6,307
Mission Solutions	2,720		2,594		2,655
Other	29		506		1,250
Total revenue	$15,503		$16,315		$15,474

Segment profit (loss) $ and margin %
Urban Solutions	$205	2.2%	$304	4.2%	$268	5.1%
Energy Solutions	(414)	NM	256	4.3%	381	6.0%
Mission Solutions	94	3.5%	153	5.9%	116	4.4%
Other	6	NM	(78)	NM	(228)	NM
Total segment profit (loss) $ and margin %(2)	$(109)	(0.7)%	$635	3.9%	$537	3.5%

G&A	(196)		(203)		(232)
Foreign currency gain (loss)	(62)		92		(98)
Interest income (expense), net	67		150		168
Earnings (loss) attributable to NCI	(11)		(61)		(60)
Earnings (loss) before taxes	(311)		613		315
Income tax benefit (expense) (including $92 million and $(376) million attributable to equity method earnings in 2025 and 2024, respectively)	39		(634)		(236)
Net earnings (loss) before equity method earnings	(272)		(21)		79
Equity method earnings	210		2,105		—
Net earnings (loss)	(62)		2,084		79
Less: Net earnings (loss) attributable to NCI	(11)		(61)		(60)
Net earnings (loss) attributable to Fluor	(51)		2,145		139

Less: Dividends on CPS	—		—		29
Less: Make-whole payment on conversion of CPS	—		—		27
Net earnings (loss) available to Fluor common stockholders	$(51)		$2,145		$83

New awards
Urban Solutions	$8,688		$9,493		$10,141
Energy Solutions	1,421		3,246		6,871
Mission Solutions	1,847		1,910		1,055
Other	—		474		1,461
Total new awards	$11,956		$15,123		$19,528

New awards related to projects located outside of the U.S.	26%		38%		76%

(in millions)	December 31, 2025		December 31, 2024
Backlog (3)(4)
Urban Solutions	$18,746		$17,749
Energy Solutions	4,601		7,605
Mission Solutions	2,189		2,727
Other	—		403
Total backlog	$25,536		$28,484

Backlog related to projects located outside of the U.S.	40%		55%
Backlog related to reimbursable projects	81%		79%

(1)In addition to the measurements under GAAP, we measure our performance by analyzing trends in adjusted net revenue (and related margin), which we determine by reducing GAAP revenue to exclude at-cost revenue associated with reimbursable contracts for the following elements, where applicable:
•amounts associated with unaffiliated subcontractor project costs that are billed to clients without meaningful markup;
•amounts associated with costs of material that are billed to clients without meaningful markup; and
•costs of CFM that are procured by our clients and which do not give rise to meaningful markup to our billings to clients.
Such at-cost revenue is generally reflected in our project estimates at equivalent amounts within the revenue and cost elements. Therefore, we believe our adjusted net revenue represents the basis for which we earn fees for our professional services. Others in our industry may have similar terms that they use to similarly measure the earnings power of their services. Even though our involvement with at-cost revenue elements as a principal gives rise to their inclusion in our consolidated revenue, the absence of meaningful markup to them elevates the importance of this non-GAAP analysis. During 2025 and 2024, at-cost revenue was approximately $8 billion and $7 billion, respectively (or approximately 53% and 40% of consolidated revenue). Excluding the amounts of at-cost revenue from both GAAP revenue and from project cost yields an amount that we call adjusted net margin.
(2)Total segment profit and margin are non-GAAP financial measures. We believe that total segment profit provides a meaningful perspective on our results as it is the aggregation of individual segment profit measures that we use to evaluate and manage our performance.
(3)During 2025, our backlog decreased due to the execution pace exceeding new award activity. We booked a multi-billion dollar award for a life sciences project during 2025. We booked significant positive project adjustments related to scope increases on several large projects during the second quarter of 2025 and scope reductions on 2 large projects in the first quarter of 2025.
Backlog represents the total amount of revenue we expect to record in the future based upon contracts that have been awarded to us. Backlog is stated in terms of gross revenues and may include significant estimated amounts of third-party, subcontracted, CFM and pass-through costs as well as other forms of variable consideration. For projects related to proportionately consolidated joint ventures, we include only our percentage ownership of each joint venture's backlog. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods. We recognize new awards into backlog when we and our client have approved the contract (written or verbal) and are committed to perform our respective obligations. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Backlog differs from RUPO discussed elsewhere in this 10-K. Backlog includes the amount of revenue we expect to recognize under ongoing operations and maintenance contracts for the remainder of the current year renewal period plus up to 3 additional years if renewal is considered to be probable, while RUPO includes only the amount of revenue we expect to recognize under contracts with definite terms and substantive termination provisions. In 2026, we expect to execute approximately half of our ending 2025 backlog.
(4)Includes backlog of $255 million and $702 million for legacy projects in a loss position as of December 31, 2025 and 2024, respectively.
Revenue decreased in 2025 primarily due to the reversal of previously recognized revenue of $643 million for a judgment on the long-completed Santos project in Australia as well as a decline in execution activity for Energy Solutions projects nearing completion. However, revenue in both Urban Solutions and Mission Solutions increased in 2025 due to the ramp up of execution activities on life sciences and mining and metals projects and an increase in volume on a DOE project.
Earnings before taxes decreased during 2025 due to the same factors that impacted revenue above as well as cost growth on 3 infrastructure projects for subcontracted design errors, price escalation and schedule impacts.

Net earnings (loss) excluding amounts attributable to equity method earnings were as follows:

	YEAR ENDED DECEMBER 31,
(in millions)	2025		2024

Earnings (loss) before taxes	$(311)		$613

Income tax benefit (expense )	39		(634)
Less: Income tax benefit (expense) attributable to equity method earnings	92		(376)
Income tax expense and effective tax rate, excluding amount attributable to equity method earnings	(53)	(17)%	(258)	42%

Net earnings (loss) excluding amount attributable to equity method earnings	$(364)		$355

Equity method earnings	$210		$2,105
Income tax benefit (expense) and effective tax rate attributable to equity method earnings	92	(44)%	(376)	18%
Equity method earnings, net of related income tax expense	$302		$1,729

Net earnings (loss)	$(62)		$2,084
The effective tax rate on earnings, including equity method earnings, was 39%, 103% and 75% for 2025, 2024 and 2023, respectively. A reconciliation of U.S. statutory federal tax expense to total income tax expense follows:

	Year Ended December 31,
(in millions)	2025
U.S. statutory federal tax expense (includes equity method earnings)	$(21)	21%
Increase (decrease) in taxes resulting from:
State and local income taxes	61	(60)%
Foreign tax effects:
Australia
Valuation allowance	34	(34)%
Other	(11)	11%
Other foreign jurisdictions	60	(59)%
Valuation allowance	(130)	129%
Foreign tax credits	(56)	55%
NCI	—	—%
Other, net	24	(24)%
Total income tax benefit	$(39)	39%
In July 2025, the OBBB Act, which includes a broad range of U.S. tax reforms, was signed into law. The OBBB Act did not have a material impact on our consolidated results.
Our results were significantly impacted by evolving foreign currency rates in 2025. During 2025, the U.S. dollar depreciated against the Euro, British Pound, Canadian Dollar and Mexican Peso.
Our profit margin percentages may be favorably or unfavorably impacted by a change in the amount of CFM recorded. We record revenue on a gross basis, including CFM, when we have concluded that we are a principal with respect to such materials and services, though the timing of CFM receipt can significantly impact completion percentage.

Segment Operations
Urban Solutions
Revenue increased in 2025 due to the ramp up of execution activities on life sciences and mining and metal projects. The increase in 2025 revenue was partially offset by a decline in execution activity for recently completed projects and projects nearing completion. During 2025 and 2024, at-cost revenue for Urban Solutions was approximately $5 billion and $4 billion, respectively (or approximately 59% and 51% of their segment revenue).
Segment profit in 2025 decreased due to forecast adjustments for cost growth on 3 infrastructure projects related to subcontracted design errors, price escalation, schedule impacts partially offset by the refinement of expected recovery on these same projects. These forecast adjustments of $108 million were partially offset by improved performance on other infrastructure projects, a favorable negotiation with a designer on a separate infrastructure project and the ramp up of life sciences projects. The changes in segment profit margin in 2025 reflect these same factors.
New awards in 2025 included a large multi-billion dollar pharmaceutical facility, two significant mining projects and construction contracts for 2 infrastructure projects. Backlog increased in 2025 due to the new award activity. Our staffing business does not report new awards or backlog.
Results for the fourth quarter of 2025. Segment profit in the fourth quarter of 2025 decreased due to a portion of the forecast adjustments for cost growth on the infrastructure projects discussed above.
Energy Solutions
Revenue decreased in 2025 primarily due to the reversal of previously recognized revenue of $643 million for a judgment on the long completed Santos project in Australia. The revenue decrease was further driven by a decline in execution activity for several projects nearing completion and for certain projects at our joint venture in Mexico where we slowed our execution activities beginning in the second quarter of 2025 through much of the third quarter as previously discussed. The customer made significant progress payments in the latter half of 2025, which allowed us to execute a controlled restart of our project execution activities. The declines in revenue were partially offset by the ramp up of execution activities on a batteries project in Poland. During both 2025 and 2024, at-cost revenue for Energy Solutions was approximately $2 billion (or approximately 49% and 37% of their segment revenue).
Segment profit and profit margin declined in 2025 due to the judgment on the Santos project.
New awards were lower in 2025 compared to 2024. Backlog declined during 2025 due to the execution pace exceeding new award activity.
Results for the fourth quarter of 2025. Segment profit in the fourth quarter of 2025 was consistent with the fourth quarter of 2024.
Mission Solutions
Revenue increased in 2025 primarily due to an increase in project execution volume associated with a construction project for the DOE and hurricane claims administration support for FEMA, partially offset by reduced volumes on 2 DOE projects. Revenue in 2025 also included the recognition of revenue reserves for certain disputed costs on a DOD project and an adverse ruling on a long-standing claim for a project completed in 2019. During both 2025 and 2024, Mission Solutions had no meaningful amounts of at-cost revenue.
Segment profit and profit margin declined in 2025 primarily due to the recognition of revenue reserves for certain disputed costs on a DOD project and an adverse ruling on a long-standing claim for a project completed in 2019.
New awards in 2025 were stable with 2024 and included a six-year contract to extend our presence at the Portsmouth site. Backlog included $1.0 billion and $665 million of unfunded government contracts as of December 31, 2025 and 2024, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods.
Results for the fourth quarter of 2025. Segment profit in the fourth quarter of 2025 decreased due to the recognition of revenue reserves for certain disputed costs on a DOD project.

Other
Prior to its deconsolidation in October 2024, the results of NuScale were presented in our Other segment. In 2025, we completed the sale of Stork's operations in the U.K. and recognized a gain on sale of $7 million compared to an $11 million gain on the sale of Stork's operations in continental Europe in 2024. The results from our Other segment were immaterial for 2025.
G&A

	YEAR ENDED DECEMBER 31,
(in millions)	2025	2024	2023
G&A
Compensation	$99	$143	$165
Severance and restructuring costs	43	13	11
Legal & professional fees	24	13	10
Facilities	7	15	14
Reserve for legacy legal claims	4	—	3
Other	19	19	29
G&A	$196	$203	$232
The decrease in compensation expense in 2025 was primarily driven by lower stock price-driven compensation and performance-based compensation. During 2025, we recognized severance and exit costs primarily related to certain international office closures.
Net Interest Income (Expense)
The decrease in net interest income during 2025 was primarily due to a decrease in interest rates as well as cash balances at certain of our larger joint ventures.
Equity Method Earnings

	YEAR ENDED DECEMBER 31,
(in millions)	2025	2024
Equity method earnings
Gain (loss) on the fair value of our investment in NuScale	$(419)	$2,221
Gain on the fair value of the forward sale contract of NuScale shares	208	—
Gain on the sale of NuScale shares	336	—
Other	85	(116)
Equity method earnings	$210	$2,105
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
Revenue Recognition for Engineering & Construction Contracts. We recognize our engineering and construction contract revenue over time as we provide services to satisfy our performance obligations. We generally use the cost-to-cost percentage-of-completion measure of progress as it best depicts how control transfers to our clients. The cost-to-cost approach measures progress towards completion based on the ratio of cost incurred to date compared to total estimated contract cost. Use of the cost-to-cost measure of progress requires us to prepare estimates of total expected revenue and cost to complete our projects.
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
Fair Value Measurements. We elected the fair value option of accounting for our investment in NuScale that would have otherwise been recorded under the equity method of accounting. We recognize the fair value of our investment in NuScale on a mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates, which may subject our consolidated earnings to volatility. We recognize the fair value of our forward sale contract in NuScale shares based on the difference between the closing price of NuScale at December 31, 2025 and the year-to-date settlement price calculated per the agreement plus a discounted growth assumption through the estimated settlement date. No estimates are used in the determination of the fair value of our investment in NuScale or the forward sale contract.
Recent Accounting Pronouncements
Item is described in the Notes to Financial Statements.
Litigation and Matters in Dispute Resolution
Item is described in the Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity arises from available cash and cash equivalents and marketable securities, cash generated from operations, capacity under our credit facility and, when necessary, access to capital markets. In 2026, liquidity is expected to be positively impacted by the proceeds from the sales of NuScale shares and the fabrication yard in China. We have committed and uncommitted lines of credit available for revolving loans and letters of credit. We believe that for at least the next 12 months, anticipated cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements and debt maturities. We regularly review our sources and uses of liquidity and may pursue opportunities to address our liquidity needs.
Our credit facility contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, which is a one notch downgrade from both agencies' current ratings. If we were required to provide collateral, it would consist broadly of liens on our U.S. assets.
As of December 31, 2025, letters of credit totaling $424 million were outstanding under our $2.2 billion credit facility, which matures in February 2028. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, based upon total shareholders' equity excluding AOCI, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.1 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. Borrowings under the facility, which may be denominated in USD, EUR or GBP, bear interest at a base rate, plus an applicable borrowing margin. As of December 31, 2025 and through the issuance of this 10-K, we had not made any borrowings under our credit line. We have a sub-limit of up to $1.0 billion in aggregate cash advances and financial letters of credit available to us under our credit facility with a current borrowing capacity of $901 million.
Cash and cash equivalents combined with marketable securities were $2.2 billion and $3.0 billion as of December 31, 2025 and 2024, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $820 million and $1.1 billion as of December 31, 2025 and 2024. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.
Cash and cash equivalents held by our consolidated variable interest entities (which totaled $328 million and $333 million as of December 31, 2025 and 2024, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $14 million and $79 million as of December 31, 2025 and 2024, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of December 31, 2025 and 2024, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.
In 2025, we sold 15 million of our NuScale shares for net proceeds of $605 million. In February 2026, we completed the sale of 71 million shares of NuScale via a variable price forward sale agreement, generating total proceeds of $1.35 billion. We expect to monetize the remaining 40 million shares of NuScale using similar structured programs and expect that all remaining ownership in NuScale should be sold by the second quarter of 2026.
During 2025, we used $754 million to repurchase and cancel 18 million shares of common stock under our repurchase program. Over 10 million shares could still be purchased under the repurchase program as of December 31, 2025, but in February 2026 our board authorized a 30 million share expansion to the repurchase program. We are targeting approximately $1.4 billion in share repurchases in 2026, including $500 million in the first quarter.

	Year Ended December 31,
(in millions)	2025	2024	2023
OPERATING CASH FLOW(1)	$(387)	$828	$212

INVESTING CASH FLOW
Proceeds from the sale of NuScale shares	605	—	—
Proceeds from sales and maturities (purchases) of marketable securities	75	(60)	(141)
Capital expenditures	(50)	(164)	(106)
NuScale cash deconsolidated	—	(131)	—
Proceeds from sales of assets (net of cash divested)	63	82	(5)
Investments in partnerships and joint ventures	(278)	(93)	(33)
Return of capital from partnerships and joint ventures	22	34	8
Other	—	(1)	—
Investing cash flow	437	(333)	(277)

FINANCING CASH FLOW
Repurchase of common stock	(754)	(125)	—
Proceeds from issuance of 2029 Notes, net of issuance costs	—	—	560
Capped call transactions related to 2029 Notes	—	—	(73)
Purchases and retirement of debt	(37)	(57)	(249)
Proceeds from NuScale share issuance (net of issuance fees)	—	80	—
Dividends paid on CPS	—	—	(29)
Make-whole payment on conversion of CPS	—	—	(27)
Distributions paid to NCI	(64)	(14)	(53)
Capital contributions by NCI	65	—	10
Other	(7)	—	(12)
Financing cash flow	(797)	(116)	127

Effect of exchange rate changes on cash	53	(69)	18
Increase (decrease) in cash and cash equivalents	(694)	310	80
Cash and cash equivalents at beginning of year	2,829	2,519	2,439
Cash and cash equivalents at end of year	$2,135	$2,829	$2,519
(1) Operating cash flow in 2025 included a payment of $642 million to Santos, net of insurance recoveries, for a judgment related to a reimbursable project completed by us in 2015.
Operating Activities
Cash flows from operating activities result primarily from our core EPC activities and are affected by our earnings level and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project as well as the payments terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our lump-sum projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of December 31, 2025, our backlog included $255 million for ongoing legacy projects in a loss position, including approximately $212 million of estimated unfunded losses associated therewith. The comparable amounts in 2024 were $702 million of backlog and $237 million of unfunded losses.
Our operating cash flow for 2025 was significantly impacted by $642 million paid to Santos, net of insurance recoveries, upon a judgment over Santos’ efforts to recover costs related to a reimbursable project completed by us in 2015. This decline was partially offset by decreases in working capital on several large projects as well as distributions from a large Energy Solutions joint venture. During 2025, we funded $74 million on 2 consolidated infrastructure projects.

Investing Activities
During 2025, we converted all 126 million of our NuScale voting shares (along with the associated ownership units in NuScale's operating subsidiary) into registered shares. We sold 15 million of those shares for net proceeds of $605 million during 2025. In February 2026, we completed the sale of 71 million shares for proceeds of $1.35 billion.
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
Net proceeds from sales of assets during 2025 included $61 million from the sale of Stork's U.K. operations compared to $67 million from the sale of Stork's European business in 2024.
Investments in partnerships and joint ventures in 2025 included $158 million in funding on a proportionately consolidated loss project for an infrastructure joint venture, $38 million in funding on an Energy Solutions joint venture and $33 million in funding to a separate infrastructure joint venture to make a legal settlement payment. Investments in partnerships and joint ventures in 2024 included capital contributions to an infrastructure joint venture, an Energy Solutions joint venture and a Mission Solutions joint venture.
Return of capital from partnerships and joint ventures in 2024 included capital distribution from an infrastructure joint venture.
In December 2025, we reached an agreement to sell our ownership in the fabrication yard in China for approximately $122 million. The sale is expected to close in 2026, subject to the conditions in the agreement.
Financing Activities
We have an ongoing stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. During 2025, we repurchased 18 million shares of common stock under the repurchase program for total consideration of $754 million. As of December 31, 2025, over 10 million shares could still be purchased under the repurchase program which was expanded by 30 million shares by our board in February 2026.
Key provisions of our debt and debt-related matters are described in the notes to the financial statements. During 2025 and 2024, we redeemed $37 million and $57 million, respectively, of aggregate outstanding 2028 Notes, with an immaterial impact on earnings in both years. During 2023, we redeemed the remaining €129 million of outstanding 2023 Notes for $140 million and completed a tender offer in which we repurchased $115 million of outstanding 2024 Notes, excluding accrued interest, for consideration of $975.03 per $1,000 principal amount of the notes.
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
Distributions paid to holders of NCI represent cash outflows to partners of consolidated partnerships or joint ventures created primarily for the execution of single contracts or projects. Distributions in 2025 related to 2 consolidated infrastructure projects and a Mission Solutions joint venture. Distributions in 2024 related to the same Mission Solutions joint venture.
During 2024, prior to its deconsolidation, NuScale received $80 million in proceeds from the issuance of their common stock.
Letters of Credit
As of December 31, 2025, letters of credit totaling $424 million were outstanding under committed lines of credit. As of December 31, 2025, letters of credit totaling $918 million were outstanding under uncommitted lines of credit including letters of credit totaling $347 million for two lump-sum projects in Kuwait that are substantially complete except for the resolution of unapproved change orders and extension of time claims. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $14 billion as of December 31, 2025.
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

Our long-term debt typically features a fixed-rate coupon. The fees we pay on our outstanding letters of credit are also fixed rates based on our credit ratings. Therefore, our exposure to floating interest rates is not material to interest expense. However, in the future, any new debt issuances could be exposed to increasing interest rates or feature floating interest rates.
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
Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate ICFR that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our management, including our CEO and CFO, conducted an assessment of the effectiveness of our ICFR as of December 31, 2025 based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) and concluded that our ICFR was effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our ICFR. Their report follows this management report.
Changes in Internal Control over Financial Reporting
There have been no changes in our ICFR during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our ICFR.
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fluor Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Fluor Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fluor Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas

February 17, 2026

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2025, the following individuals adopted or terminated Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act:
•On December 4, 2025, Alvin C. Collins III, Business Group President, Mission Solutions, adopted a 10b5-1 trading arrangement providing for the sale of up to 15,712 shares of common stock and the exercise of up to 5,712 stock options (including the sale of the underlying shares of common stock), subject to certain conditions, which will terminate on March 10, 2027.
•On December 4, 2025, Anthony Morgan, Business Group President, Urban Solutions, terminated a 10b5-1 trading arrangement previously adopted on August 7, 2025. The terminated plan provided for the sale of up to 8,500 shares of common stock and the exercise of up to 6,813 stock options (including the sale of the underlying shares of common stock), subject to certain conditions.
•On December 5, 2025, Anthony Morgan, Business Group President, Urban Solutions, adopted a 10b5-1 trading arrangement providing for the sale of up to 8,500 shares of common stock and the exercise of up to 3,426 stock options (including the sale of the underlying shares of common stock), subject to certain conditions, which will terminate on February 23, 2027.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors, Executive Officers, Promoters and Control Persons
Except as provided below, the information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year (our "Proxy Statement") and is incorporated herein by reference. The information required by Paragraph (b) of Item 401 of Regulation S-K, as well as the information required by Paragraphs (d) — (f) of that Item to the extent the required information pertains to our executive officers, is set forth herein at Part I, Item 1 of this 2025 10-K under the heading "Information about our Executive Officers."
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
Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and contractors that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable exchange listing standards. We also comply with all applicable laws (including appropriate approvals by the Board of Directors or appropriate committee if required) when engaging in transactions in our own securities. A copy of our insider trading policy is filed as Exhibit 19.1 to this 2025 10-K.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2025 with respect to the shares of common stock that may be issued under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities listed in column (a))
Equity compensation plans approved by stockholders(1)	4,737,798	$34.48(3)	6,421,510
Equity compensation plans not approved by stockholders(2)	283,281	$17.20(3)	—
Total	5,021,079		6,421,510
_______________________________________________________________________________
(1)Consists of (a) the Amended and Restated 2008 Executive Performance Incentive Plan, under which 1,039,546 shares are issuable upon exercise of outstanding options, and under which no shares remain for future issuance; (b) the 2017 Performance Incentive Plan, under which 751,021 shares are issuable upon exercise of outstanding options, and under which no shares remain available for issuance; (c) the 2020 Performance Incentive Plan, under which 1,155,323 shares are issuable upon exercise of outstanding options, 941,903 shares are issuable upon vesting of outstanding RSUs, 780,972 shares are issuable if specified performance targets are met under outstanding performance-based award units, and under which 6,421,510 remain available for issuance; and (d) 4,989, 15,450 and 48,594 vested RSUs under the 2008 Executive Performance Plan, 2017 Performance Incentive Plan and 2020 Performance Incentive Plan, respectively, that were deferred by non-associate directors participating in the 409A Director Deferred Compensation Program that are distributable in the form of shares.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as part of this 2025 10-K:
1.Financial Statements:
Our consolidated financial statements at December 31, 2025 and 2024 and for each of the 3 years in the period ended December 31, 2025, together with the report of our independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this 2025 10-K, beginning on page F-1.
2.Financial Statement Schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
3.Exhibits:
NuScale is a significant equity method investment, and therefore, separate audited financial statements for NuScale are required to be included in the 2025 10-K. We intend to file a Form 10-K/A to include NuScale's audited financial statements for the year ended December 31, 2025.

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

10.3
Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 (Commission file number 333-217653) filed on May 4, 2017).**

Exhibit	Description
10.4
Form of Option Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 3, 2018).**

10.5
Form of Option Agreement (2020 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on December 10, 2020).**

10.6
Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (Commission file number 333-251426) filed on December 17, 2020.**

10.7
Form of Option Agreement (2021 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2022).**

10.8
Form of Option Agreement (2022 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 6, 2022).**

10.9
Form of Option Agreement (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 5. 2023).**

10.10
Form of Option Agreement (2024 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 3. 2024).**

10.11
Form of Restricted Stock Unit Agreement (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 5. 2023).**

10.12
Form of Restricted Stock Unit Agreement (2024 and 2025 grants) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 3. 2024).**

10.13
Form of Performance Award (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 5. 2023).**

10.14
Form of Performance Award (2024 and 2025 grants) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 3. 2024).**

10.15
Form of Stock Growth Incentive Agreement under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 3. 2024).**

10.16
Fluor Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 29, 2008).**

10.17
Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on November 2, 2017).**

10.18	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2012).**
10.19
Offer Letter, dated October 30, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.26 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).**

10.20
Option Agreement, dated December 23, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.27 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).**

10.21
Restricted Stock Unit Agreement, dated December 23, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.28 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).**

10.22
Letter Agreement, effective as of July 2, 2025, between Fluor Corporation and James R. Breuer (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on November 7, 2025).**

10.23
Consulting Agreement, dated as of June 19, 2025, between FDEE Consulting, Inc. and John R. Reynolds (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on August 1, 2025).**

Exhibit	Description
10.24
Consulting Agreement, effective as of July 2, 2025, between FDEE Consulting, Inc. and Joseph L. Brennan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on November 7, 2025).**

10.25	Summary of Fluor Corporation Non-Management Director Compensation.* **
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

10.31
Form of Change in Control Agreement entered into between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on June 29, 2010).**

10.32
$2,200,000 Fourth Amended and Restated Revolving Loan and Letter of Credit Facility Agreement dated as of February 14, 2025, among Fluor Corporation, the Lenders thereunder, BNP Paribas, as Administrative Agent and an Issuing Lender, Bank of America, N.A., as Syndication Agent, and Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 2, 2025).

10.33	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on August 11, 2023).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 18, 2025).
21.1	Subsidiaries of the registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
95.1	Mine Safety Disclosure.*
97.1
Compensation Recoupment (Clawback) Policy for Executive Officers (incorporated by reference to Exhibit 97.1 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 20, 2024).**

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's 2025 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________________
*    Exhibit filed with this report.
**    Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations for the years ended December 31, 2025, 2024 and 2023, (ii) the Consolidated Balance Sheet at December 31, 2025 and December 31, 2024, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2025, 2024 and 2023 and (iv) the Consolidated Statement of Equity for the years ended December 31, 2025, 2024 and 2023.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 2025 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOR CORPORATION
By:	/s/ JOHN C. REGAN
John C. Regan, Chief Financial Officer
February 17, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this 2025 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ JAMES R. BREUER
James R. Breuer	Chief Executive Officer and Director	February 17, 2026

Principal Financial Officer:
/s/ JOHN C. REGAN
John C. Regan	Chief Financial Officer	February 17, 2026

Principal Accounting Officer:
/s/ JAMES P. ELLIOTT
James P. Elliott	Chief Accounting Officer	February 17, 2026

Other Directors:
/s/ DAVID E. CONSTABLE
David E. Constable	Executive Chairman	February 17, 2026

/s/ ALAN M. BENNETT
Alan M. Bennett	Director	February 17, 2026

/s/ ROSEMARY T. BERKERY
Rosemary T. Berkery	Director	February 17, 2026

/s/ CHARLES BLANKENSHIP
Charles Blankenship	Director	February 17, 2026

/s/ H. PAULETT EBERHART
H. Paulett Eberhart	Director	February 17, 2026

/s/ LISA GLATCH
Lisa Glatch	Director	February 17, 2026

/s/ JAMES T. HACKETT
James T. Hackett	Director	February 17, 2026

/s/ TERI P. MCCLURE
Teri P. McClure	Director	February 17, 2026

/s/ MATTHEW K. ROSE
Matthew K. Rose	Director	February 17, 2026

FLUOR CORPORATION

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fluor Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fluor Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in
Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Revenue recognition on certain engineering and construction contracts
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company recognizes engineering and construction contract revenue over time, as services are provided to satisfy performance obligations, based on the ratio of costs incurred to date compared to total estimated contract cost. Revenue recognition under this method is subject to judgment, as it requires management to prepare estimates of total contract revenue including variable consideration associated with unapproved change orders, customer claims, and incentives, and costs to complete in-process contracts.

Management’s estimates of total contract revenue and costs on certain engineering and construction contracts is subjective, requiring considerable auditor judgment in evaluating (1) the amount of recognized variable consideration potentially subject to customer claims, backcharges and penalties and (2) forecasted reductions in cost associated with expected subcontractor backcharge recoveries.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the estimation process that affect revenue recognition, including controls over management’s review of cost to complete and variable consideration estimates.

Our audit procedures included, among others, evaluating the appropriate application of the Company’s revenue recognition method; testing significant assumptions used to develop estimated variable consideration recognized with respect to potential customer claims, backcharges and penalties and forecasted cost reductions associated with expected subcontractor backcharge recoveries; and testing the completeness and accuracy of the underlying data. To assess the reasonableness of these estimates, we performed audit procedures that included, among others, agreeing the estimates to supporting documentation; conducting interviews with project personnel; observing select project review meetings; and performing sensitivity analyses or retrospective review using historical data and trends.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 1973.
Dallas, Texas

February 17, 2026

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Revenue	$15,503	$16,315	$15,474
Cost of revenue	(15,623)	(15,741)	(14,997)
Gross profit (loss)	(120)	574	477
G&A	(196)	(203)	(232)
Foreign currency gain (loss)	(62)	92	(98)
Operating profit (loss)	(378)	463	147
Interest expense	(42)	(46)	(60)
Interest income	109	196	228
Earnings (loss) before taxes	(311)	613	315
Income tax benefit (expense) (including $92 million and $(376) million attributable to equity method earnings in 2025 and 2024, respectively)	39	(634)	(236)
Net earnings (loss) before equity method earnings	(272)	(21)	79
Equity method earnings	210	2,105	—
Net earnings (loss)	(62)	2,084	79
Less: Net earnings (loss) attributable to NCI	(11)	(61)	(60)
Net earnings (loss) attributable to Fluor	$(51)	$2,145	$139
Less: Dividends on CPS	—	—	29
Less: Make-whole payment on conversion of CPS	—	—	27
Net earnings (loss) available to Fluor common stockholders	$(51)	$2,145	$83

Basic EPS available to Fluor common stockholders	$(0.31)	$12.48	$0.55
Diluted EPS available to Fluor common stockholders	$(0.31)	$12.30	$0.54

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2025	2024	2023
Net earnings (loss)	(62)	2,084	79

OCI, net of tax:
Foreign currency translation adjustment	80	(60)	99
Ownership share of equity method investees' OCI	6	(13)	(7)
Other	(1)	(5)	2
Total OCI, net of tax	85	(78)	94
Comprehensive income	23	2,006	173
Less: Comprehensive income (loss) attributable to NCI	(11)	(57)	(63)
Comprehensive income attributable to Fluor	$34	$2,063	$236

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONSOLIDATED BALANCE SHEET

(in millions, except share and per share amounts)	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents ($328 and $333 related to VIEs)	$2,135	$2,829
Marketable securities	59	130
Accounts receivable, net ($142 and $92 related to VIEs)	1,073	921
Contract assets ($17 and $130 related to VIEs)	1,146	1,138
Investment in NuScale(1)	1,579	—
Other current assets ($26 and $32 related to VIEs)	450	157
Total current assets	6,442	5,175

Noncurrent assets
PP&E, net ($41 and $46 related to VIEs)	464	494
Investments	543	2,828
Other assets ($17 related to VIEs for both periods)	787	646
Total noncurrent assets	1,794	3,968
Total assets	$8,236	$9,143

LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($205 and $233 related to VIEs)	$1,482	$1,220
Contract liabilities ($254 and $278 related to VIEs)	633	684
Accrued salaries, wages and benefits ($9 and $18 related to VIEs)	621	640
Other accrued liabilities ($31 and $37 related to VIEs)	642	527
Total current liabilities	3,378	3,071

Long-term debt	1,070	1,104
Deferred taxes	6	468
Other noncurrent liabilities ($3 related to VIEs for both periods)	505	508

Contingencies and commitments

Equity
Shareholders' equity
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 152,047,739 and 169,228,759 shares in 2025 and 2024, respectively	2	2
APIC	443	1,174
AOCI	(265)	(351)
Retained earnings	3,064	3,124
Total shareholders' equity	3,244	3,949
NCI	33	43
Total equity	3,277	3,992
Total liabilities and equity	$8,236	$9,143
The accompanying notes are an integral part of these financial statements.
(1) Our investment in NuScale was included in Investments as of December 31, 2024.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023
OPERATING CASH FLOW
Net earnings (loss)	$(62)	$2,084	$79
Adjustments to reconcile net earnings (loss) to operating cash flow:
Equity method earnings, net of taxes	(302)	(1,729)	—
Depreciation and amortization	68	73	74
(Gain) loss on sales of assets	(7)	(14)	150
Stock-based compensation	30	31	48
Deferred taxes	(511)	42	(13)
Changes in assets and liabilities	402	347	(114)
Other	(5)	(6)	(12)
Operating cash flow(1)	(387)	828	212

INVESTING CASH FLOW
Proceeds from the sale of NuScale shares	605	—	—
Purchases of marketable securities	(146)	(205)	(426)
Proceeds from sales and maturities of marketable securities	221	145	285
Capital expenditures	(50)	(164)	(106)
NuScale cash deconsolidated	—	(131)	—
Proceeds from sales of assets (net of cash divested)	63	82	(5)
Investments in partnerships and joint ventures	(278)	(93)	(33)
Return of capital from partnerships and joint ventures	22	34	8
Other	—	(1)	—
Investing cash flow	437	(333)	(277)

FINANCING CASH FLOW
Repurchase of common stock	(754)	(125)	—
Proceeds from issuance of 2029 Notes, net of issuance costs	—	—	560
Capped call transactions related to 2029 Notes	—	—	(73)
Purchases and retirement of debt	(37)	(57)	(249)
Proceeds from NuScale share issuance (net of issuance fees)	—	80	—
Dividends paid on CPS	—	—	(29)
Make-whole payment on conversion of CPS	—	—	(27)
Distributions paid to NCI	(64)	(14)	(53)
Capital contributions by NCI	65	—	10
Other	(7)	—	(12)
Financing cash flow	(797)	(116)	127
Effect of exchange rate changes on cash	53	(69)	18
Increase (decrease) in cash and cash equivalents	(694)	310	80
Cash and cash equivalents at beginning of year	2,829	2,519	2,439
Cash and cash equivalents at end of year	$2,135	$2,829	$2,519
The accompanying notes are an integral part of these financial statements.
(1) Operating cash flow in 2025 included a payment of $642 million to Santos, net of insurance recoveries, for a judgment related to a reimbursable project completed by us in 2015.

FLUOR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in millions, except per share amounts)	Preferred Stock		Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	1	$—	142	$1	$1,254	$(365)	$896	$1,786	$210	$1,996
Net earnings (loss)	—	—	—	—	—	—	139	139	(60)	79
OCI	—	—	—	—	—	96	—	96	(2)	94
Dividends on CPS ($48.75 per share)	—	—	—	—	—	—	(29)	(29)	—	(29)
Conversion of CPS to common stock (including make-whole payment)	(1)	—	27	1	—	—	(27)	(26)	—	(26)
Capped call transactions related to 2029 Notes	—	—	—	—	(73)	—	—	(73)	—	(73)
Distributions to NCI, net of contributions	—	—	—	—	—	—	—	—	(43)	(43)
Other NCI transactions	—	—	—	—	14	—	—	14	7	21
Stock-based plan activity	—	—	1	—	33	—	—	33	—	33
BALANCE AS OF DECEMBER 31, 2023	—	$—	170	$2	$1,228	$(269)	$979	$1,940	$112	$2,052
Net earnings (loss)	—	—	—	—	—	—	2,145	2,145	(61)	2,084
OCI	—	—	—	—	—	(82)	—	(82)	4	(78)
Distributions to NCI, net of contributions	—	—	—	—	—	—	—	—	29	29
Other NCI transactions	—	—	—	—	44	—	—	44	(41)	3
Stock-based plan activity	—	—	1	—	27	—	—	27	—	27
Repurchase of common stock	—	—	(2)	—	(125)	—	—	(125)	—	(125)
BALANCE AS OF DECEMBER 30, 2024	—	$—	169	$2	$1,174	$(351)	$3,124	$3,949	$43	$3,992
Net earnings (loss)	—	—	—	—	—	—	(51)	(51)	(11)	(62)
OCI	—	—	—	—	—	86	—	86	(1)	85
Contributions from NCI, net of distributions	—	—	—	—	—	—	—	—	2	2
Stock-based plan activity	—	—	1	—	23	—	—	23	—	23
Repurchase of common stock	—	—	(18)	—	(754)	—	(9)	(763)	—	(763)
BALANCE AS OF DECEMBER 30, 2025	—	$—	152	$2	$443	$(265)	$3,064	$3,244	$33	$3,277

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.    Description of Business
Through our subsidiaries and joint ventures, we stand among the world's leading professional services firms, offering EPC and project management services. We provide these services to our clients in diverse industries worldwide including life sciences, advanced technologies and manufacturing, data centers, mining and metals, gas and nuclear derived power, infrastructure, chemicals, LNG, and oil and gas production and fuels. We are also a service provider to the U.S. federal government and governments abroad.
Our operations are organized into 3 principal segments: Urban Solutions, Energy Solutions and Mission Solutions. Additional activities are reported under our Other segment.
Urban Solutions provides EPC and project management services to the advanced technologies and manufacturing, life sciences, mining and metals, infrastructure industries and via professional staffing services. This segment also includes our operations and maintenance business.
Energy Solutions offers EPC services for traditional oil and gas markets, including the production and fuels, chemicals, LNG and power markets. The segment serves these industries with comprehensive project life-cycle services, including expansion and modernization projects as well as in sustaining capital work. The segment also supports energy transition markets, including nuclear power and other low-carbon energy sources, asset decarbonization, carbon capture, renewable fuels, green chemicals and hydrogen.
Mission Solutions delivers advanced technical services to the U.S. and other governments. This segment works with the DOE and the National Nuclear Security Administration, the DOD, FEMA and intelligence agencies. The segment also provides services to commercial nuclear clients.
2.    Significant Accounting Policies
Principles of Consolidation
The financial statements include the accounts of Fluor Corporation and its subsidiaries. All intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in 2024 and 2023 have been reclassified to conform to the 2025 presentation. Certain amounts in tables may not total or agree to the financial statements due to immaterial rounding differences. Management has evaluated all material events occurring subsequent to December 31, 2025 through the filing date of the 2025 10-K.
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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

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
Other. We generally provide limited duration warranties for work performed under our contracts. Historically, warranty claims have not resulted in material costs incurred, and any estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts.
We do not adjust the contract price for the effects of a significant financing component where, at contract inception, the period between service provision and customer payment will be 1 year or less.
We exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by us from our customers (use taxes, value added taxes, some excise taxes). RUPO. RUPO represents a measure of the value of work to be performed on contracts awarded and in progress. Although RUPO reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. RUPO includes estimates of CFM in those instances where the criteria for recognition have been satisfied. RUPO includes only the amount of revenue we expect to recognize under contracts with definite terms and substantive termination provisions. Most of our contracts are subject to termination at the discretion of our client but typically provide for the

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

payment of fees earned through the date of termination and the reimbursement of other costs incurred including demobilization costs, which typically represent substantive penalties for purposes of determining the duration of our contracts.
Project Estimates. Due to the nature of our industry, there is significant complexity in our estimation of total expected revenue and cost, for which we must make significant judgments. Our contracts with our customers may contain several types of variable consideration, including claims, unpriced change orders, award and incentive fees, liquidated damages and penalties or other provisions that can either increase or decrease the contract price to arrive at estimated revenue. Certain variable consideration, such as award and incentive fees, generally are earned upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled upon completion of a project. We include estimated amounts in the transaction price to the extent it is probable we will realize that amount. Our estimates of variable consideration and our determination of its inclusion in project revenue are based on an assessment of our anticipated performance and other information that may be available to us.
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
Contract Assets and Liabilities
    Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) and contract work in progress (typically for fixed-price contracts). Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are recognized as accounts receivable when they are billed. We anticipate that substantially all incurred cost associated with contract assets as of December 31, 2025 will be billed and collected within 1 year. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date.
Segment Reporting
Our Chief Executive Officer is our CODM. Segment profit is an earnings measure that our CODM utilizes to assess segment performance and allocate resources, primarily employees, to our segments. Segment profit is calculated as revenue less cost of revenue and earnings attributable to NCI.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

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
3.    Recent Accounting Pronouncements
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
In 2025, we adopted ASU 2023-09 on a prospective basis. This ASU requires us to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes and to provide more details in our rate reconciliation about items that meet a quantitative threshold. The adoption did not have any impact on our consolidated results.
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
In December 2025, the FASB issued ASU 2025‑11 on interim reporting. This ASU clarifies when interim reporting requirements apply, standardizes the form and content of interim financial statements and notes, and introduces a disclosure principle requiring entities to report events occurring after year end that have a material impact. ASU 2025‑11 is effective for our annual and quarterly reporting for 2028. We do not expect this ASU to have any impact on our consolidated results.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

4.    Earnings Per Share

	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Net earnings (loss) attributable to Fluor	$(51)	$2,145	$139
Less: Dividends on CPS	—	—	29
Less: Make-whole payment on conversion of CPS	—	—	27
Net earnings (loss) available to Fluor common stockholders	$(51)	$2,145	$83

Weighted average common shares outstanding	164	172	150
Dilutive effect:
Performance-based award units, RSUs and stock options	—	2	3
Convertible debt (1)	—	—	—
Weighted average diluted shares outstanding	164	174	153

Basic EPS available to Fluor common stockholders	$(0.31)	$12.48	$0.55
Diluted EPS available to Fluor common stockholders	$(0.31)	$12.30	$0.54

Anti-dilutive securities not included in shares outstanding:
CPS	—	—	20
Performance-based award units, RSUs and stock options	3	1	2
Stock delivered under capped call options (2)	—	—	—
(1) Holders of our 2029 Notes may convert their notes at a conversion price of $45.37 per share when the stock price exceeds $58.98 for 20 of the last 30 days preceding quarter end. Upon conversion, we will repay the principal amount of the notes in cash and may elect to convey the conversion premium in cash, shares of our common stock or a combination of both. The conversion feature of our 2029 Notes has a dilutive impact on EPS when the average market price of our common stock exceeds the conversion price of $45.37 per share for the quarter. During 2025 and 2023, the weighted average price of our common stock was below the minimum conversion price. During 2024, the weighted average price of our common stock exceeded $45.37 resulting in the addition of 575,000 shares to diluted shares outstanding.
(2) Diluted shares outstanding does not include the impact of the capped call options we entered into concurrently with the issuance of the 2029 Notes, as the effect is always anti-dilutive. If shares are delivered to us under the capped calls, those shares will offset the dilutive effect of the shares that we would issue upon conversion of the 2029 Notes.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

5.    Operating Information by Segment and Geographic Area

	Year Ended December 31,
(in millions)	2025	2024	2023
Revenue
Urban Solutions	$9,200	$7,239	$5,262
Energy Solutions	3,554	5,976	6,307
Mission Solutions	2,720	2,594	2,655
Other	29	506	1,250
Total revenue	$15,503	$16,315	$15,474

Cost of revenue
Urban Solutions	$(9,018)	$(6,931)	$(4,978)
Energy Solutions	(3,963)	(5,715)	(5,942)
Mission Solutions	(2,619)	(2,427)	(2,525)
Other	(23)	(668)	(1,552)
Total cost of revenue	$(15,623)	$(15,741)	$(14,997)

Segment profit (loss)
Urban Solutions	$205	$304	$268
Energy Solutions	(414)	256	381
Mission Solutions	94	153	116
Other	6	(78)	(228)
Total segment profit (loss)	$(109)	$635	$537

G&A	(196)	(203)	(232)
Foreign currency gain (loss)	(62)	92	(98)
Interest income (expense), net	67	150	168
Earnings (loss) attributable to NCI	(11)	(61)	(60)
Earnings (loss) before taxes	$(311)	$613	$315

Depreciation (all but Corporate included in segment profit)
Urban Solutions	$27	$27	$10
Energy Solutions	29	24	—
Mission Solutions	8	5	3
Other	—	8	19
Corporate	4	9	42
Total depreciation	$68	$73	$74
Capital expenditures
Urban Solutions	$17	$21	$20
Energy Solutions	—	—	—
Mission Solutions	4	3	4
Other	—	6	15
Corporate	29	134	67
Total capital expenditures	$50	$164	$106

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(in millions)	December 31, 2025	December 31, 2024
Total assets
Urban Solutions	$1,769	$1,472
Energy Solutions	621	729
Mission Solutions	733	734
Other	1,581	2,338
Corporate	3,532	3,870
Total assets	$8,236	$9,143
Goodwill
Urban Solutions	$130	$129
Energy Solutions	12	13
Mission Solutions	58	58
Other	—	—
Total goodwill	$200	$199
Urban Solutions. Revenue from a single customer amounted to 15% of consolidated revenue during 2025. Segment profit in 2025 decreased due to forecast adjustments for cost growth on 3 infrastructure projects related to subcontracted design errors, price escalation, schedule impacts partially offset by the refinement of expected recovery on these same projects. These forecast adjustments of $108 million (or $0.61 per share) were partially offset by improved performance on other infrastructure projects, a favorable negotiation with a designer on a separate infrastructure project and the ramp up of life sciences projects. Segment profit increased in 2024 due to the ramp up of several recently awarded projects, partially offset by cost growth on an infrastructure project. Segment profit in 2024 included an agreement to the terms of a change order on a legacy infrastructure project compared to a $59 million (or $0.34 per share) charge for rework associated with subcontractor design errors and related schedule impacts on the same project during 2023. Further, segment profit in 2023 included the favorable settlement of a claim on an international bridge project.
Energy Solutions. Revenue from 2 customers each amounted to 10% of consolidated revenue during 2023. Segment profit declined in 2025 due to the reversal of previously recognized revenue of $643 million (or $3.89 per share) for a judgment on the long completed Santos project in Australia. Segment profit declined in 2024 primarily due to the initial recognition of inflation-adjusted variable consideration on certain downstream projects during 2023. Segment profit in 2024 was also impacted by cost growth related to schedule delays and reduced productivity on a large project in the late stages of execution. We recognized a positive adjustment upon the negotiation of change orders on the same project in 2023. Further, cost growth on a construction-only subcontract executed by our joint venture in Mexico resulted in charges totaling $66 million (or $0.26 per share) during 2024. The decrease in segment profit during 2024 was partially offset by final negotiations and handover of a large upstream legacy project which was completed during the second quarter of 2024. We recorded $91 million (or $0.53 per share) for cost growth on the now-completed project during 2023.
Mission Solutions. Revenue from work performed for various agencies of the U.S. government amounted to 17%, 16% and 9% of consolidated revenue during 2025, 2024 and 2023, respectively. Segment profit declined in 2025 primarily due to the recognition of revenue reserves for certain disputed costs on a DOD project and an adverse ruling on a long-standing claim on a project completed in 2019.
Segment profit significantly improved during 2024 which reflected a $30 million (or $0.17 per share) charge for cost growth associated with schedule delays on a weapons facility project during 2023 that is now complete. The increase in segment profit and profit margin in 2024 was further driven by an increase in execution activities on a DOE contract partially offset by the cancellation of a project in 2023.
Other. Other included the results of NuScale prior to its deconsolidation in October 2024, and the remaining operations of Stork which was fully divested in 2025 and AMECO which was fully divested in 2023. Results from our Other segment were immaterial for 2025.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Segment profit (loss) follows:

	Year Ended December 31,
(in millions)	2024	2023
NuScale	$(100)	$(106)
Stork	23	(55)
AMECO	(1)	(67)
Segment profit (loss)	$(78)	$(228)

Operating Information by Geographic Area

	Revenue by project location Year Ended December 31,			Total Assets As of December 31,
(in millions)	2025	2024	2023	2025	2024
North America	$11,314	$11,089	$10,514	$6,782	$7,459
Asia Pacific (includes Australia)	604	1,837	1,744	535	710
Europe	2,895	2,689	2,268	494	568
Central and South America	538	484	741	135	133
Middle East and Africa	152	216	207	290	273
Total	$15,503	$16,315	$15,474	$8,236	$9,143
6.    Income Taxes
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Current:
Federal	$235	$(10)	$(3)
Foreign	138	214	240
State and local	190	13	12
Total current	563	217	249
Deferred:
Federal	(477)	326	—
Foreign	(37)	19	(13)
State and local	(88)	72	—
Total deferred	(602)	417	(13)
Total income tax expense	$(39)	$634	$236

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

A reconciliation of U.S. statutory federal tax expense to total income tax benefit follows:

	Year Ended December 31,
(in millions)	2025
U.S. statutory federal tax expense (includes equity method earnings)	$(21)	21%
Increase (decrease) in taxes resulting from:
State and local income taxes(1)	61	(60)%
Foreign tax effects:
Australia:
Valuation allowance	34	(34)%
Other	(11)	11%
Other foreign jurisdictions	60	(59)%
Valuation allowance	(130)	129%
Foreign tax credits	(56)	55%
Other, net	24	(24)%
Total income tax benefit	$(39)	39%
(1) State taxes in Alabama, Indiana, South Carolina made up the majority of the tax effect in this category for 2025.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% of statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
(in millions)	2024	2023
U.S. statutory federal tax expense (includes equity method earnings)	$571	$66
Increase (decrease) in taxes resulting from:
State and local income taxes	66	6
Sale of foreign subsidiaries	—	(10)
NCI	13	13
Foreign tax differential, net	53	48
Valuation allowance, net	(97)	122
Other, net	28	(9)
Total income tax expense	$634	$236

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

Deferred taxes reflect the tax effects of differences between the amounts recorded as assets and liabilities for financial reporting purposes and the amounts recognized for income tax purposes. The tax effects of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31,
(in millions)	2025	2024
Deferred tax assets:
Accrued liabilities not currently deductible:
Employee compensation and benefits	$86	$98
Project and non-project reserves	22	50
Revenue recognition	52	44
Net operating loss carryforward	397	362
Tax basis of investment in excess of book basis, net	473	135
U.S. foreign tax credit carryforward	331	663
AOCI	27	29
Other	85	92
Total deferred tax assets	1,473	1,473
Valuation allowance	(1,179)	(1,241)
Deferred tax assets, net	$294	$232
Deferred tax liabilities:
Book basis of property and equipment in excess of tax basis	(58)	(52)
Book basis of investments in excess of tax basis	(4)	(546)
Dividend withholding on unremitted foreign earnings	(54)	(59)
Other	(13)	(13)
Total deferred tax liabilities	(129)	(670)
Net deferred tax assets (liabilities)	$165	$(438)

As of December 31, 2025, we intend to indefinitely reinvest the portion of unremitted foreign earnings required to support working capital and long‑term investment needs in the jurisdictions where we operate. Earnings in excess of those requirements are expected to be available for distribution. We have not recorded deferred tax liabilities related to earnings that are designated as indefinitely reinvested, primarily for foreign withholding and income taxes that would be due upon remittance. We do not anticipate taking any actions that would result in the taxation of earnings for which we have asserted indefinite reinvestment.

As of December 31, 2025, tax credit carryforwards and tax loss carryforwards are as follows:

(in millions)	Federal FTC	State NOLs	Foreign NOLs
Expiration periods:
2026-2030	$54	$4	$66
2031-2035	277	110	23
2036-2045	—	185	2
Indefinite	—	248	1,360

During 2025, we were in a 3-year cumulative loss on a jurisdictional basis in the Australia, the Netherlands and the U.K. Such cumulative loss constitutes significant negative evidence (with regards to future taxable income) for assessing likelihood of realization. We also considered positive evidence but concluded it did not outweigh this significant negative evidence of a 3-year cumulative loss. Accordingly, we recognized non-cash charges to tax expense of 48 million against certain net foreign deferred tax assets during 2025. In 2025, all of NuScale’s Class B voting common shares were converted into Class A common shares. For U.S. federal income tax purposes, the conversion was treated as a taxable capital transaction, resulting in the

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

recognition of approximately $3.7 billion of capital gain, which was included in the Company’s taxable income for the year. To reduce the current tax liability associated with the recognized gain, the Company utilized prior‑year foreign tax credits, capital loss carryforwards, and U.S. federal general business credits. In connection with the utilization of these tax attributes, the Company released $398 million of valuation allowances previously recorded against them. Following the recognition of the NuScale deferred gain, no additional sources of taxable income remained to support the realization of certain deferred tax assets. Based on management’s assessment that these deferred tax assets are not more likely than not to be realized, the Company recorded a valuation allowance of $268 million during the year. The Company maintained a partial valuation allowance related to NuScale’s deferred tax assets, as these attributes are expected to be carried back as capital losses to offset the current‑year recognized capital gain.

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

A summary of unrecognized tax benefits follows:

(in millions)	2025	2024
Balance at beginning of year	$33	$52
Change in tax positions of prior years	—	15
Change in tax positions of current year	—	—
Reduction in tax positions for statute expirations	—	(1)
Reduction in tax positions for audit settlements	(2)	(33)
Balance at end of year	$31	$33

If recognized, the total amount of unrecognized tax benefits as of December 31, 2025 and 2024, would favorably impact the effective tax rates by $13 million and $15 million, respectively. We had $22 million of accrued interest and penalties as of both December 31, 2025 and 2024.

U.S. and foreign earnings (loss) before taxes, including equity method earnings, are as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
United States	$(196)	$1,589	$185
Foreign	95	1,129	130
Total	$(101)	$2,718	$315

Cash paid for income taxes, net of refunds, was as follows:

Year Ended December 31,
(in millions)	2025
Federal	$2
State and local:
Other	58
Foreign:
Canada	69
Other	84
Total cash paid for income taxes, net of refunds	$213

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

7.    Supplemental Cash Flow Information
The changes in assets and liabilities included in operating cash flow follow:

	Year Ended December 31,
(in millions)	2025	2024	2023
(Increase) decrease in:
Accounts and notes receivable, net	$(154)	$90	$(87)
Contract assets	12	(227)	(72)
Other current assets	(1,691)	159	(12)
Other assets	1,714	40	(111)
Increase (decrease) in:
Accounts payable	244	76	218
Contract liabilities	(75)	109	(120)
Accrued liabilities	348	31	79
Other liabilities	4	69	(9)
Increase (decrease) in cash due to changes in assets and liabilities	$402	$347	$(114)

Noncash investing and financing activities:
Marketable securities transferred to trustee to discharge the 2024 Notes	$—	$—	$262
Debt assumed by buyer of Stork Latin America	—	—	19

Cash paid during the year for:
Interest	$40	$42	$53
Income taxes (net of refunds)	213	13	169
8.    Partnerships and Joint Ventures
Many of our partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Investments in a loss position of $47 million and $292 million were included in other accrued liabilities as of December 31, 2025 and 2024, respectively, and consisted primarily of provision for anticipated losses on a legacy infrastructure project and an Energy Solutions joint venture. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in "Accounts receivable, net" were $219 million and $175 million as of December 31, 2025 and 2024, respectively.
In December 2025, we reached an agreement to sell our ownership in the fabrication yard in China for approximately $122 million.
Variable Interest Entities
The aggregate carrying value of unconsolidated VIEs (classified under both "Investments" and "Other accrued liabilities") was a net asset of $425 million and $2.4 billion as of December 31, 2025 and 2024, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse to us. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of December 31, 2025 for the unconsolidated VIEs were $48 million.
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

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

9.    Investment in NuScale
Prior to November 2025, we converted 15 million of our 126 million NuScale voting shares (along with the associated ownership units in NuScale's operating subsidiary) into registered shares and sold all 15 million of those shares for net proceeds of $605 million. We converted the remaining 111 million of our NuScale voting shares (along with the associated ownership units in NuScale's operating subsidiary) into registered shares upon reaching agreement with NuScale in November 2025. In November 2025, through an indirect, wholly-owned subsidiary, we entered into a variable price forward sale agreement whereby we pledged and granted a security interest in 71 million of our remaining shares in NuScale, while maintaining continuing involvement and ownership rights, and committed to sell, convey, transfer, assign and deliver those shares at the final settlement date in the first quarter of 2026. Through our bank's execution, we completed the sale of all 71 million shares of NuScale on February 13, 2026, generating total proceeds of $1.35 billion.
The components of equity method earnings are as follows:

	Year Ended December 31,
(in millions)	2025	2024
Equity method earnings
Gain (loss) on the fair value of our investment in NuScale	$(419)	$2,221
Gain on the fair value of the forward sale contract of NuScale shares	208	—
Gain on the sale of NuScale shares	336	—
Other	85	(116)
Equity method earnings	$210	$2,105

10.    Guarantees
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to our clients on behalf of certain unconsolidated and consolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support project execution commitments. Performance guarantees have various expiration dates ranging from mechanical completion to a period extending beyond contract completion. The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $14 billion as of December 31, 2025. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantees obligation was not material as of December 31, 2025 and 2024.
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
Fluor Australia Ltd., our wholly-owned subsidiary (“Fluor Australia”), completed a cost reimbursable engineering, procurement and construction management services project for Santos Ltd. (“Santos”) involving a large network of natural gas gathering and processing facilities in Queensland, Australia. On December 13, 2016, Santos filed an action in Queensland Supreme Court (the “Court”) against Fluor Australia, asserting various causes of action and seeking damages and/or a refund of contract proceeds paid of AUD $1.47 billion. Santos joined Fluor to the matter on the basis of a parent company guarantee issued for the project. On July 14, 2023, a panel of 3 referees appointed by the Court (the "Panel”) recommended judgment for Santos on claims that the Panel valued at approximately AUD $790 million excluding interest and costs. While the project contract contains a liability cap of approximately AUD $236 million, the Panel found that the liability cap did not apply to Santos’s claims. Following interim applications and hearings, in August 2025, the Court generally accepted the recommendations of the panel of referees. In December 2025, we made a payment to Santos of $649 million, net of GST, in accordance with the Court’s orders. Santos’s legal fees will be assessed in a separate process. After allowing for committed insurance proceeds and reserves, we recognized a reduction to revenue of $643 million reflecting the net estimated impact of the judgment. Discussions with our insurers are ongoing and, if successful, may further reduce the ultimate obligation. We have appealed the court's decision to the Queensland Court of Appeal. The appeal hearing is currently scheduled to take place in July 2026. In mid-October 2025, five of our more than 30 insurers filed a complaint in the Superior Court of California, County of Orange, disputing coverage by seeking various declaratory judgments. We have reached an agreement with these carriers to dismiss the action without prejudice subject to a standstill/tolling agreement.
In September 2025, purported shareholders filed a complaint against Fluor and certain of its current and former executives in the U.S. District Court for the Northern District of Texas. The plaintiffs purport to represent a class of shareholders who purchased or otherwise acquired Fluor securities between February 18, 2025 and July 31, 2025, and seek to recover damages arising from alleged violations of federal securities laws. These claims are based on statements concerning market conditions, rising costs on three infrastructure projects and the effectiveness of our risk mitigation strategies, which statements the plaintiffs assert were materially misleading. We intend to contest these claims.
In October 2025, a purported shareholders' derivative action was filed against current and former members of our Board of Directors, as well as certain current and former executives in the U.S. District Court for the Northern District of Texas. Fluor is named as a nominal defendant in the action. The action purports to assert claims on behalf of Fluor and makes substantially the same factual allegations as the securities class action matter discussed above and seeks various forms of declaratory and monetary relief, as well as corporate reforms. Three further derivative actions were filed in November and December 2025, all of which are also based on the same factual allegations. In addition, in November 2025, a Fluor shareholder made a Section 220 demand to Fluor for certain books and records. We also intend to contest these derivative claims.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

12.    Contract Assets and Liabilities
The following summarizes information about our contract assets and liabilities:

	December 31,
(in millions)	2025	2024
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$1,100	$1,050
Contract work in progress - lump sum contracts	46	88
Contract assets	$1,146	$1,138

	Year Ended December 31,
	2025	2024
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$542	$511
We periodically evaluate our project forecasts and the amounts recognized with respect to our claims and unapproved change orders. We include estimated amounts for claims and unapproved change orders in project revenue to the extent it is probable we will realize those amounts. As of December 31, 2025 and 2024, we had recorded $214 million and $244 million, respectively, of revenue associated with claims for costs incurred to date. The settlement of these claims, which are included in contract assets and accounts receivable on the balance sheet, may extend beyond one year. Additional costs, which will increase this balance over time, are expected to be incurred in future periods. We had up to $105 million and $23 million of back charges that may be disputed as of December 31, 2025 and 2024, respectively.
13. Remaining Unsatisfied Performance Obligations
We estimate that our RUPO will be satisfied over the following periods:

(in millions)	December 31, 2025
Within 1 year	$12,047
1 to 2 years	6,106
Thereafter	6,168
Total RUPO	$24,321
14.    Debt and Letters of Credit
Debt consisted of the following:

	December 31,
(in millions)	2025	2024
Borrowings under credit facility	$—	$—

Senior Notes
2028 Notes (4.250% Senior Notes)	$506	$543
Unamortized discount and deferred financing costs	(2)	(2)
2029 Notes (1.125% Convertible Senior Notes)	575	575
Unamortized deferred financing costs	(9)	(12)
Total debt	$1,070	$1,104
Credit Facility
As of December 31, 2025, letters of credit totaling $424 million were outstanding under our $2.2 billion credit facility, which matures in February 2028. The credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, a limitation on the aggregate amount of debt of the greater of $750 million or €750

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

million for our subsidiaries, and a minimum liquidity threshold of $1.1 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. The credit facility also contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, such collateral consisting broadly of our U.S. assets. Borrowings under the facility, which may be denominated in USD, EUR, or GBP, bear interest at a base rate, plus an applicable borrowing margin. As of December 31, 2025, we had not made any borrowings under our credit line and maintained a borrowing capacity of $901 million.
Uncommitted Lines of Credit
As of December 31, 2025, letters of credit totaling $918 million were outstanding under uncommitted lines of credit.
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

Capped Call Transactions
In connection with the 2029 Notes offering, we entered into capped call transactions with certain banks. The capped call transactions are not part of the terms of the 2029 Notes and are accounted for as separate transactions. As the capped call options are indexed to our own stock, they are recorded in shareholders’ equity and are not accounted for as derivatives. The cost of the capped call transactions was $73 million which was recorded as a permanent reduction to APIC, and is not subject to periodic remeasurement. The strike price of the capped call options corresponds to the conversion price of the 2029 Notes of $45.37 per share. The capped call options are expected to offset potential dilution to our common stock upon conversion of any 2029 Notes and/or offset any cash payments we are required to make for any conversion premium if our stock price is greater than $45.37. The upper limit of the capped calls is $68.48 per share. If our stock price exceeds $68.48, there would be unmitigated dilution and/or no offset of any cash payments attributable to the amount by which our stock exceeds the cap price. We will not be required to make any cash payments to option counterparties upon the exercise of capped call options, but we will be entitled to receive from them shares of our common stock or an amount of cash based on the amount by which the market price of our common stock exceeds the strike price of the capped calls.
2028 Notes
In August 2018, we issued $600 million of 4.250% Senior Notes due in September 2028 ("2028 Notes") and received proceeds of $595 million. Interest on the 2028 Notes is payable semi-annually in March and September. Prior to June 2028, we may redeem the 2028 Notes at a redemption price equal to 100% of the principal amount, plus a “make whole” premium

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

described in the indenture. After June 2028, the 2028 Notes can be redeemed at par plus accrued interest. A change of control (as defined by the terms of the indenture) could require us to repay them at 101% of the principal amount, plus accrued interest. We are permitted to incur additional indebtedness if we are in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions. During 2025 and 2024, we redeemed $37 million and $57 million, respectively, of the aggregate outstanding 2028 Notes, with an immaterial earnings impact.
15. Convertible Preferred Stock
In September 2023, we exercised our mandatory conversion rights on our CPS in which all of the outstanding shares of CPS converted to 44.9585 shares of our common stock, plus a cash payment of $45.23 per CPS for a make-whole premium of $27 million.
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
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2025				December 31, 2024
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment in NuScale(1)	$1,579	$1,579	$—	$—	$2,266	$2,266	$—	$—
NuScale forward contract(2)	208	—	208	—	—	—	—	—
Trading securities(3)	2	2	—	—	18	18	—	—
(1)We recognize the fair value of our investment in NuScale on a mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates.
(2)In November 2025, through an indirect, wholly-owned subsidiary, we entered into a variable price forward sale agreement whereby we pledged and granted a security interest in 71 million of our shares in NuScale, while maintaining continuing involvement and ownership rights, and committed to sell, convey, transfer, assign and deliver those shares at the final settlement date in the first quarter of 2026. The fair value of the forward contract, which met the definition of a derivative, represents the difference between the closing price of NuScale at December 31, 2025 and the year-to-date settlement price calculated per the agreement plus a discounted growth assumption through the estimated settlement date. The derivative asset was included in other current assets on the balance sheet as of December 31, 2025.
Certain subsidiaries included in these consolidated financial statements, including Fluor Enterprises, Inc. and Nuke Holdings, LLC, are separate legal entities. The assets of these entities are not available to satisfy the debts or obligation of any other entity, including Fluor and its other subsidiaries.
(3)     Consists of registered money market funds and an equity index fund held in deferred compensation trusts. These investments represent the net asset value at the close of business of the period based on the last trade or official close of an active market or exchange.

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

The following summarizes information about financial instruments that are not required to be measured at fair value:

		December 31, 2025		December 31, 2024
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,480	$1,480	$1,613	$1,613
Cash equivalents(2)	Level 2	655	655	1,216	1,216
Marketable securities(2)	Level 2	59	59	130	130
Liabilities:
2028 Senior Notes(3)	Level 2	$504	$503	$541	$517
2029 Senior Notes(3)	Level 2	566	657	563	725
_______________________________________________________________________________
(1)Cash consists of bank deposits. Carrying amounts approximate fair value.
(2)Cash equivalents and marketable securities primarily consist of time deposits. Carrying amounts approximate fair value because of the short-term maturity of these instruments. Amortized cost is not materially different from the fair value.
(3)The fair value of the Senior Notes was estimated based on quoted market prices and Level 2 inputs.
17.    Stock-Based Compensation
Equity Awards
Stock-based compensation expense for equity awards totaled $30 million, $31 million and $48 million during 2025, 2024 and 2023, respectively, with no associated tax benefits. This stock-based compensation primarily related to performance-based award units awarded to our Section 16 officers and also included the amortization of RSU and stock option awards that were less significant.
Performance-based award units totaling 278,193, 272,844 and 274,755 were awarded to most officers, including all Section 16 officers, during 2025, 2024 and 2023, respectively. These awards generally cliff vest after 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based elements of such awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter.
For awards granted under the 2025 performance award plan, 70% of the award is earned based on achievement of earnings before taxes targets over three 1-year periods and 30% of the award is earned based on our 3-year cumulative TSR relative to companies in the S&P 500 on the date of the award. For awards granted under the 2024 and 2023 performance plans, 80% of the award is earned based on achievement of earnings before tax targets over three 1-year periods and 20% of the award is earned based on our 3-year cumulative TSR relative to companies in the S&P 500 on the date of the award. The performance component of these awards is deemed granted when targets are set while the TSR component of these awards is deemed granted upon issuance. During the first quarter of 2025, the following units were granted based upon the establishment of performance targets:

	Performance-based Award Units Granted in 2025	Weighted Average Grant Date Fair Value Per Share
2025 Performance Award Plan	140,597	$37.07
2024 Performance Award Plan	68,794	$39.75
2023 Performance Award Plan	69,169	$39.99
For awards granted under these performance award plans, the number of units are adjusted at the end of each performance period based on attainment of certain performance targets and on market conditions, pursuant to the terms of the award agreements. As of December 31, 2025, there were 191,810 shares associated with performance awards that had

FLUOR CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

been awarded to employees, but which are not deemed granted due to the underlying performance targets having not yet been established.
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

	Location in Statement of Operations	December 31,
Compensation Expense (in millions)		2025	2024	2023
SGI awards	G&A	$11	$30	$34
Performance-based awards for non-Section 16 executives	G&A	5	14	21

Liabilities (in millions)	Location on Balance Sheet	December 31, 2025	December 31, 2024
SGI awards	Accrued salaries, wages and benefits and other noncurrent liabilities	$29	$51
Performance-based awards for non-Section 16 executives	Accrued salaries, wages and benefits and other noncurrent liabilities	22	30
18.    Retirement Plans
DC Plans
Domestic and international DC plans are available to eligible salaried and craft employees. Company contributions to DC plans are based on an employee's eligible compensation and participation rate. We recognized expense of $148 million, $145 million and $143 million in 2025, 2024 and 2023, respectively.
Multiemployer Pension Plans
We participate in multiemployer pension plans for unionized construction and maintenance craft employees. Company contributions are based on the hours worked by employees covered under various collective bargaining agreements and totaled $38 million, $56 million and $75 million during 2025, 2024 and 2023, respectively. Upon withdrawal from a multiemployer plan, we may have an obligation to make additional contributions for our share of any unfunded benefit obligation, but only if we do not meet the requirements of any applicable exemptions. The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because we are not responsible for the current or future funding of these plans.
19.    Other Noncurrent Liabilities
We have deferred compensation plans and other retirement arrangements for executives which generally provide for payments upon retirement, death or termination of employment. As of December 31, 2025 and 2024, the obligations related to these plans totaled $240 million and $251 million, respectively, within noncurrent liabilities. To fund these obligations, we have established non-qualified trusts, which are included in noncurrent assets. These trusts hold life insurance policies and marketable securities. These trusts were valued at $221 million as of both December 31, 2025 and 2024. Periodic changes in the value of these trust investments, most of which are unrealized, are recognized in earnings, and serve to mitigate changes to the obligations which are also reflected in earnings.
We maintain appropriate levels of insurance for business risks, including workers compensation and general liability. Insurance coverages contain various retention amounts for which we provide accruals based on the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims incurred but not reported. As of December 31, 2025 and 2024, insurance liabilities of $64 million and $68 million, respectively, were included in noncurrent liabilities.