Form 10-K/A
period 2025-12-31
FLUOR CORP
filed 2026-03-02
CIK 1124198

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2025, originally filed on February 17, 2026 (the “Original Filing”). We are filing this Amendment to amend Item 15 of Part IV to include the consolidated financial statements of our significant equity investee, NuScale Power Corporation (“NuScale”) as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 in accordance with Rule 3-09 of Regulation S-X. NuScale's consolidated financial statements, which were prepared by NuScale, were audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), and were filed with NuScale's Annual Report on Form 10-K for the year ended December 31, 2025, on February 26, 2026. Additionally, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
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

FLUOR CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended December 31, 2025

		Page
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	2
Signatures		5

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as part of the Original Filing:
1.Financial Statements:
Our consolidated financial statements at December 31, 2025 and 2024 and for each of the 3 years in the period ended December 31, 2025, together with the report of our independent registered public accounting firm on those consolidated financial statements are filed as part of the Original Filing on page F-1.
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
10.1
Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 3, 2013).†

10.2
Form of Option Agreement (2017 grants) under the Fluor Corporation Amended and Restated 2008 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 17, 2017).†

10.3
Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 (Commission file number 333-217653) filed on May 4, 2017).†

10.4
Form of Option Agreement under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 3, 2018).†

Exhibit	Description
10.5
Form of Option Agreement (2020 grant) under the Fluor Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on December 10, 2020).†

10.6
Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 (Commission file number 333-251426) filed on December 17, 2020.†

10.7
Form of Option Agreement (2021 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2022).†

10.8
Form of Option Agreement (2022 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on May 6, 2022).†

10.9
Form of Option Agreement (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 5. 2023).†

10.10
Form of Option Agreement (2024 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 3. 2024).†

10.11
Form of Restricted Stock Unit Agreement (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 5. 2023).†

10.12
Form of Restricted Stock Unit Agreement (2024 and 2025 grants) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 3. 2024).†

10.13
Form of Performance Award (2023 grant) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 5. 2023).†

10.14
Form of Performance Award (2024 and 2025 grants) under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 3. 2024).†

10.15
Form of Stock Growth Incentive Agreement under the Fluor Corporation 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16120) filed on May 3. 2024).†

10.16
Fluor Executive Deferred Compensation Plan, as amended and restated effective April 21, 2003 (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 29, 2008).†

10.17
Fluor 409A Executive Deferred Compensation Program, as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on November 2, 2017).†

10.18	Executive Severance Plan (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 22, 2012).†
10.19
Offer Letter, dated October 30, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.26 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).†

10.20
Option Agreement, dated December 23, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.27 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).†

10.21
Restricted Stock Unit Agreement, dated December 23, 2020, between the registrant and David E. Constable (incorporated by reference to Exhibit 10.28 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 26, 2021).†

10.22
Letter Agreement, effective as of July 2, 2025, between Fluor Corporation and James R. Breuer (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on November 7, 2025).†

10.23
Consulting Agreement, dated as of June 19, 2025, between FDEE Consulting, Inc. and John R. Reynolds (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on August 1, 2025).†

Exhibit	Description
10.24
Consulting Agreement, effective as of July 2, 2025, between FDEE Consulting, Inc. and Joseph L. Brennan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission file number 1-16129) filed on November 7, 2025).†

10.25	Summary of Fluor Corporation Non-Management Director Compensation.* †
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
97.1
Compensation Recoupment (Clawback) Policy for Executive Officers (incorporated by reference to Exhibit 97.1 to the registrant's Annual Report on Form 10-K (Commission file number 1-16129) filed on February 20, 2024).†

99.1
Consolidated financial statements of NuScale Power Corporation as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 (incorporated by reference to Item 8 of NuScale Power Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 26, 2026, File No. 001-04321). No other part of the NuScale Power Corporation Annual Report on Form 10-K is being incorporated by reference.

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit	Description
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's 2025 10-K/A for the year ended December 31, 2025, formatted in Inline XBRL (included in the Exhibit 101 attachments).**
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
March 2, 2026