Form 10-Q
period 2026-03-31
FLUOR CORP
filed 2026-05-08
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2026, 139,669,896 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The abbreviations and definitions set forth below apply to the Fluor-specific terms used throughout this filing.

Abbreviation/Term	Definition
CFHI	COOEC-Fluor Heavy Industries Co., Ltd.
Fluor	Fluor Corporation
NuScale	NuScale Power Corporation
SGI	Stock growth incentive awards
Stork	Stork Holding B.V. and subsidiaries
The abbreviations and definitions set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2025 10-K	Annual Report on Form 10-K for the year ended December 31, 2025
2025 Quarter	Three months ended March 31, 2025
2026 Quarter	Three months ended March 31, 2026
3ME	Three months ended
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFM	Customer-furnished materials
CTA	Currency translation adjustment
DOD	U.S. Department of Defense (also known as Department of War)
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings (loss) per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
IT	Information technology
NCI	Noncontrolling interests
NM	Not meaningful
OCI	Other comprehensive income (loss)
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
TSR	Total shareholder return
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	3ME March 31,
(in millions, except per share amounts)	2026	2025
Revenue	$3,663	$3,982
Cost of revenue	(3,650)	(3,842)
Gross profit	13	140
G&A	(61)	(36)
Gain on sale of CFHI	124	—
Foreign currency gain (loss)	16	(13)
Operating profit	92	91
Interest expense	(10)	(12)
Interest income	25	29
Earnings before taxes	107	108
Income tax benefit (including $18 million and $73 million tax benefit attributable to equity method earnings (loss) in 2026 and 2025, respectively)	7	53
Net earnings before equity method earnings	114	161
Equity method earnings (loss)	51	(393)
Net earnings (loss)	165	(232)
Less: Net earnings attributable to NCI	5	9
Net earnings (loss) attributable to Fluor	$160	$(241)

Basic EPS	$1.10	$(1.42)
Diluted EPS	$1.08	$(1.42)

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	3ME March 31,
(in millions)	2026	2025
Net earnings (loss)	$165	$(232)

OCI, net of taxes:
Foreign currency translation adjustment	(21)	26
Total OCI, net of taxes	(21)	26
Comprehensive income (loss)	144	(206)
Less: Comprehensive income attributable to NCI	5	9
Comprehensive income (loss) attributable to Fluor	$139	$(215)
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in millions, except share and per share amounts)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents ($336 and $328 related to VIEs)	$3,187	$2,135
Marketable securities ($34 and $39 related to VIEs)	52	59
Accounts receivable, net ($123 and $142 related to VIEs)	951	1,073
Contract assets ($31 and $17 related to VIEs)	1,232	1,146
Investment in NuScale	433	1,579
Other current assets ($17 and $26 related to VIEs)	228	450
Total current assets	6,083	6,442
Noncurrent assets
PP&E, net ($41 related to VIEs for both periods)	456	464
Investments	562	543
Other assets ($9 and $17 related to VIEs)	819	787
Total noncurrent assets	1,837	1,794
Total assets	$7,920	$8,236
LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($169 and $205 related to VIEs)	$1,623	$1,482
Contract liabilities ($174 and $254 related to VIEs)	584	633
Accrued salaries, wages and benefits ($11 and $9 related to VIEs in both periods)	590	621
Other accrued liabilities ($28 and $31 related to VIEs)	613	642
Total current liabilities	3,410	3,378

Long-term debt	1,071	1,070
Deferred taxes	10	6
Other noncurrent liabilities ($3 related to VIEs in both periods)	478	505

Commitments and contingencies

Equity
Shareholders’ equity
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 141,559,940 and 152,047,739 shares in 2026 and 2025, respectively	1	2
APIC	—	443
AOCI	(286)	(265)
Retained earnings	3,157	3,064
Total shareholders’ equity	2,872	3,244
NCI	79	33
Total equity	2,951	3,277
Total liabilities and equity	$7,920	$8,236

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	3ME March 31,
(in millions)	2026	2025
OPERATING CASH FLOW
Net earnings (loss)	$165	$(232)
Adjustments to reconcile net earnings (loss) to operating cash flow:
Equity method (earnings) loss, net of taxes	(69)	320
Depreciation	16	18
Gain on sales of assets (including the sale of CFHI in 2026)	(124)	(8)
Stock-based compensation	12	12
Deferred taxes	(11)	(7)
Changes in assets and liabilities	107	(384)
Other	14	(5)
Operating cash flow	110	(286)

INVESTING CASH FLOW
Proceeds from the sale of NuScale shares	1,359	—
Purchases of marketable securities	(7)	(21)
Proceeds from sales and maturities of marketable securities	15	75
Capital expenditures	(11)	(11)
Proceeds from sales of assets (including the sale of CFHI in 2026)	124	62
Investments in partnerships and joint ventures	(49)	(69)
Other	3	—
Investing cash flow	1,434	36

FINANCING CASH FLOW
Repurchase of common stock	(516)	(142)
Purchase and retirement of debt	—	(18)
Distributions paid to NCI	(4)	—
Capital contributions by NCI	45	—
Other	(3)	(3)
Financing cash flow	(478)	(163)

Effect of exchange rate changes on cash	(14)	17
Increase (decrease) in cash and cash equivalents	1,052	(396)
Cash and cash equivalents at beginning of period	2,135	2,829
Cash and cash equivalents at end of period	$3,187	$2,433

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$16	$19
Cash paid for income taxes (net of refunds)	38	30

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
UNAUDITED

(in millions, except per share amounts)	Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2025	152	$2	$443	$(265)	$3,064	$3,244	$33	$3,277
Net earnings (loss)	—	—	—	—	160	160	5	165
OCI	—	—	—	(21)	—	(21)	—	(21)
Contributions from NCI, net of distributions	—	—	—	—	—	—	41	41
Stock-based plan activity	1	—	10	—	—	10	—	10
Repurchase of common stock	(11)	(1)	(453)	—	(67)	(521)	—	(521)
BALANCE AS OF MARCH 31, 2026	142	$1	$—	$(286)	$3,157	$2,872	$79	$2,951

(in millions, except per share amounts)	Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	169	$2	$1,174	$(351)	$3,124	$3,949	$43	$3,992
Net earnings (loss)	—	—	—	—	(241)	(241)	9	(232)
OCI	—	—	—	26	—	26	—	26
Contributions from NCI, net of distributions	—	—	—	—	—	—	8	8
Other NCI transactions	—	—	—	—	—	—	(1)	(1)
Stock-based plan activity	1	—	1	—	—	1	—	1
Repurchase of common stock	(4)	$—	$(144)	$—	$—	$(144)	$—	$(144)
BALANCE AS OF MARCH 31, 2025	166	$2	$1,031	$(325)	$2,883	$3,591	$59	$3,650

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

1. Principles of Consolidation

These financial statements do not include footnotes and certain financial information presented annually under GAAP, and therefore, should be read in conjunction with our 2025 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Although such estimates are based on management’s most recent assessment of the underlying facts and circumstances utilizing the most current information available, our reported results of operations may not necessarily be indicative of results that we expect for the full year.

The financial statements included herein are unaudited. We believe they contain all adjustments of a normal recurring nature which are necessary to fairly present our financial position and our operating results as of and for the periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in tables may not total or agree back to the financial statements due to immaterial rounding differences. We have evaluated all material events occurring subsequent to March 31, 2026 through the filing date of this 10-Q.
2. Recent Accounting Pronouncements
In 2026, we adopted ASU 2025-05 on measurement of credit losses for accounts receivable and contract assets. This ASU introduces a practical expedient allowing us to assume that conditions at the balance sheet date remain unchanged over the life of these assets. The adoption did not have any impact on our consolidated results.
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
In September 2025, the FASB issued ASU 2025-06 to make targeted improvements to the guidance on internal use software. This ASU removes all references to project stages in ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for our annual and quarterly reporting for 2028 and may be applied using a prospective, retrospective or modified transition approach. We are assessing any impact this ASU may have on our future software expenditures.
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

	3ME March 31,
(in millions, except per share amounts)	2026	2025
Net earnings (loss) attributable to Fluor	$160	$(241)

Weighted average common shares outstanding	146	169
Diluted effect:
Stock options, RSUs and performance-based award units	2	—
Convertible debt (1)	—	—
Weighted average diluted shares outstanding	148	169

Basic EPS	$1.10	$(1.42)
Diluted EPS	$1.08	$(1.42)

Anti-dilutive securities not included in shares outstanding:
Stock options, RSUs and performance-based award units	—	3
(1) Holders of our 2029 Notes may convert their notes at a conversion price of $45.37 per share when the stock price exceeds $58.98 for 20 of the last 30 days preceding quarter end. Upon conversion, we will repay the principal amount of the notes in cash and may elect to convey the conversion premium in cash, shares of our common stock or a combination of both. The conversion feature of our 2029 Notes has a dilutive impact on EPS when the average market price of our common stock exceeds the conversion price of $45.37 per share for the quarter. During the 2026 Quarter, the weighted average price of our common stock exceeded $45.37 resulting in the addition of 406,184 shares to diluted shares outstanding. During the 2025 Quarter, the weighted average price of our common stock was below the minimum conversion price.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
4. Operating Information by Segment and Geographic Area

	3ME March 31,
(in millions)	2026	2025
Revenue
Urban Solutions	$2,437	$2,157
Energy Solutions	703	1,206
Mission Solutions	523	597
Other	—	22
Total revenue	$3,663	$3,982

Cost of revenue
Urban Solutions	$(2,426)	$(2,081)
Energy Solutions	(629)	(1,158)
Mission Solutions	(594)	(590)
Other	(1)	(13)
Total cost of revenue	$(3,650)	$(3,842)

Segment profit
Urban Solutions	$6	$70
Energy Solutions	74	47
Mission Solutions	(71)	5
Other	(1)	9
Total segment profit	$8	$131

G&A	(61)	(36)
Gain on sale of CFHI	124	—
Foreign currency gain (loss)	16	(13)
Interest income (expense), net	15	17
Earnings attributable to NCI	5	9
Earnings before taxes	$107	$108

Intercompany revenue for our professional staffing business, excluded from revenue above	$54	$58
Urban Solutions. Segment profit decreased in 2026 due to cost growth totaling $37 million (or $0.25 per share) on a large mining joint venture project and a decline in execution activity for a recently completed project.
Energy Solutions. Segment profit increased in 2026 primarily due to the recognition of favorable close out items on 3 projects, offset slightly by an acceleration of profit recognition in the 2025 Quarter due to a change of scope on another project.
Mission Solutions. Segment profit declined in 2026 primarily due to the recognition of a $96 million (or $0.65 per share) charge resulting from the outcome of a court ruling on a lawsuit filed against us in 2013. Segment profit in 2025 reflected an additional reserve of $28 million resulting from an adverse ruling on a long-standing claim on a project completed in 2019.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
Total assets by segment are as follows:

(in millions)	March 31, 2026	December 31, 2025
Urban Solutions	$1,855	$1,769
Energy Solutions	581	621
Mission Solutions	666	733
Corporate	4,384	3,532
Other	434	1,581
Total assets	$7,920	$8,236
Revenue by project location follows:

	3ME March 31,
(in millions)	2026	2025
North America	$2,768	$2,653
Asia Pacific (includes Australia)	202	316
Europe	587	842
Central and South America	79	139
Middle East and Africa	27	32
Total revenue	$3,663	$3,982
5. Income Taxes

The effective tax rate on earnings, including equity method earnings, was (4)% for the 2026 Quarter compared to 19% for the 2025 Quarter. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME March 31,
(In millions)	2026	2025
U.S statutory federal income tax (benefit) expense	$33	$(60)
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	(5)	(7)
Valuation allowance, net	(70)	2
Foreign tax impacts	19	7
Noncontrolling interest	(1)	(2)
Reserve for uncertain tax positions	(2)	(3)
Other adjustments	19	10
Total income tax benefit	$(7)	$(53)

6. Partnerships and Joint Ventures
Many of our partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Investments in a loss position of $43 million and $47 million were included in other accrued liabilities as of March 31, 2026 and December 31, 2025, respectively, and consisted primarily of provision for anticipated losses on a legacy infrastructure project and an Energy Solutions joint venture. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts receivable, net” was $224 million and $219 million as of March 31, 2026 and December 31, 2025, respectively.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
During 2026, we sold our ownership interest in CFHI for proceeds of $124 million. We recognized a gain of $124 million upon the sale as the investment had previously been fully impaired.
Variable Interest Entities

The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $456 million and $425 million as of March 31, 2026 and December 31, 2025, respectively. Some of our VIEs have debt; however, such debt is typically non-recourse to us. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of March 31, 2026 for the unconsolidated VIEs were $48 million.
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
7. Investment in NuScale
We converted our remaining NuScale voting shares (along with the associated ownership units in NuScale's operating subsidiary) into registered shares upon reaching agreement with NuScale in November 2025. In November 2025, through an indirect, wholly-owned subsidiary, we entered into a variable price forward sale agreement whereby we pledged and granted a security interest in 71 million of our remaining shares in NuScale, while maintaining continuing involvement and ownership rights, and committed to sell, convey, transfer, assign and deliver those shares at the final settlement date in February 2026. Through our bank's execution, we completed the sale of all 71 million shares of NuScale in February 2026, generating total proceeds of $1.35 billion.
In February 2026, we entered into 3 variable price forward sale agreements similar to the November agreement for the final 40 million of our NuScale shares. Through our banks' execution, we completed the sale of the final 40 million shares of NuScale in April 2026, generating total proceeds of $473 million, and thereby completing the divestiture of our ownership interest in NuScale.
The components of equity method earnings (loss) are as follows:

	3ME March 31,
(in millions)	2026	2025
Equity method earnings (loss)
Loss on the fair value of our investment in NuScale	$(124)	$(477)
Gain on the fair value of the forward sale of NuScale shares	176	—
Other	(1)	84
Equity method earnings (loss)	$51	$(393)
8. Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $13 billion as of March 31, 2026. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of March 31, 2026 and December 31, 2025.

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
The following disclosures for commitments and contingencies are new or have been updated since the matter was presented in the 2025 10-K.
In March 2026, a federal court jury in the U.S. District Court for South Carolina found in Fluor’s favor on three of four claims brought against it by private plaintiffs (known as “Relators”) alleging violations of the United States False Claims Act concerning Fluor’s support of American and allied warfighters in Afghanistan under a military support contract. On the remaining claim, which involved Fluor’s management of materials, the jury awarded $15 million in damages, which is subject to trebling under the False Claims Act. We filed post-trial motions to set aside the jury verdict and enter judgment in Fluor’s favor. The Relators have asked the Court to increase the jury verdict and for penalties and attorneys’ fees. Post-trial motions are currently pending. Following resolution of those motions, the court will enter a final judgment, which either party may appeal. A final judgment is possible by the third quarter of 2026. Although Fluor is challenging the jury verdict, we recognized a charge in the 2026 Quarter reflecting the jury verdict, Fluor’s historic attorneys’ fees and an estimate of liability for the Relators’ attorneys’ fees.
In February 2026, alleged NuScale Power Corporation shareholders filed a complaint in the U.S. District Court for the District of Oregon against NuScale, two NuScale executives, and Fluor (claimed as NuScale’s controlling shareholder). The plaintiffs purport to represent a class of shareholders who purchased or otherwise acquired NuScale securities between May 13, 2025, and November 6, 2025, and seek to recover damages arising from alleged violations of federal securities laws. These claims are based on statements concerning NuScale’s relationship with ENTRA1 Energy LLC, which statements the plaintiffs assert were materially misleading. We intend to contest these claims as they relate to Fluor.
There have been no substantive changes to the disclosures for the following commitments and contingencies since the matter was presented in the 2025 10-K.
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

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
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
In October 2025, a purported shareholders' derivative action was filed against current and former members of our Board of Directors, as well as certain current and former executives in the U.S. District Court for the Northern District of Texas. Fluor is named as a nominal defendant in the action. The action purports to assert claims on behalf of Fluor and makes substantially the same factual allegations as the securities class action matter discussed above and seeks various forms of declaratory and monetary relief, as well as corporate reforms. Three further derivative actions were filed in November and December 2025, all of which are also based on the same factual allegations. In addition, in November 2025, a Fluor shareholder made a Section 220 demand to Fluor for certain books and records. Further, in January and February 2026, two investigation demands were made on Fluor’s Board. We also intend to contest the derivative claims.
10. Contract Assets and Liabilities

The following summarizes information about our contract assets and liabilities:

(in millions)	March 31, 2026	December 31, 2025
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$1,142	$1,100
Contract work in progress - lump-sum contracts	90	46
Contract assets	$1,232	$1,146

	3ME March 31,
(in millions)	2026	2025
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$410	$367
We periodically evaluate our project forecasts and the amounts recognized with respect to claims. We include estimated amounts for claims in project revenue to the extent it is probable we will realize those amounts. As of March 31, 2026 and December 31, 2025, we had recorded $210 million and $214 million, respectively, of revenue associated with claims for costs incurred to date. Additional costs, which will increase this balance over time, are expected to be incurred in future periods. We had $106 million and $105 million of back charges that may be disputed as of March 31, 2026 and December 31, 2025, respectively.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
11. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	March 31, 2026
Within 1 year	$12,664
1 to 2 years	5,973
Thereafter	5,894
Total RUPO	$24,531
12. Debt and Letters of Credit
Debt consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Borrowings under credit facility	$—	$—

Senior Notes
2028 Notes (4.250% Senior Notes)	506	506
Unamortized discount and deferred financing costs	(1)	(2)
2029 Notes (1.125% Convertible Senior Notes)	575	575
Unamortized deferred financing costs	(9)	(9)
Total debt	$1,071	$1,070

Credit Facility

As of March 31, 2026, letters of credit totaling $413 million were outstanding under our $2.2 billion credit facility, which matures in February 2028. As of March 31, 2026, we had not made any borrowings under our credit facility line and maintained a borrowing capacity of $903 million.
Uncommitted Lines of Credit
As of March 31, 2026, letters of credit totaling $851 million were outstanding under uncommitted lines of credit.
13. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2026				December 31, 2025
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment in NuScale(1)	$433	$433	$—	$—	$1,579	$1,579	$—	$—
NuScale forward contracts(2)	47	—	47	—	208	—	208	—
Trading securities(3)	6	6	—	—	2	2	—	—
_________________________________________________________
(1) We recognize the fair value of our investment in NuScale on a mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates. Our investment in NuScale consisted of 40 million and 111 million shares as of March 31, 2026 and December 31, 2025, respectively.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
(2)     In February 2026, we entered into 3 variable price forward sale agreements (described elsewhere) for our NuScale shares. The fair value of these forward contracts, which met the definition of a derivative, represents the difference between the closing price of NuScale at the balance sheet date and the year-to-date settlement price calculated per the agreement plus a discounted growth assumption through the estimated settlement date. The derivative assets were included in other current assets on the balance sheet as of March 31, 2026 and December 31, 2025.
(3)    Consists of registered money market funds and an equity index fund held in deferred compensation trusts. These investments represent the net asset value at the close of business of the period based on the last trade or official close of an active market or exchange.
The following summarizes information about financial instruments that are not required to be measured at fair value:

		March 31, 2026		December 31, 2025
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$1,979	$1,979	$1,480	$1,480
Cash equivalents(2)	Level 2	1,208	1,208	655	655
Marketable securities(2)	Level 2	52	52	59	59
Liabilities:
2028 Senior Notes(3)	Level 2	$505	$498	$504	$503
2029 Senior Notes(3)	Level 2	566	704	566	657
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
14. Stock-Based Compensation
Our executive and director stock-based compensation plans are described more fully in the 2025 10-K.
Equity Awards
Performance-based award units totaling 167,643 and 273,564 were awarded to most officers, including all Section 16 officers, during the 2026 and 2025 Quarters, respectively. These awards generally cliff vest after 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based elements of such awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter.
For awards granted under the 2026 and 2025 performance award plan, 70% of the award is earned based on achievement of earnings before taxes targets over three 1-year periods and 30% of the award is earned based on our 3-year cumulative TSR relative to companies in the S&P 500 on the date of the award. For awards granted under the 2024 performance award plan, 80% of the award is earned based on achievement of earnings before taxes targets over three 1-year periods and 20% of the award is earned based on our 3-year cumulative TSR relative to companies in the S&P 500 on the date of the award. The performance component of these awards is deemed granted when targets are set while the TSR component of these awards is deemed granted upon issuance. During the 2026 Quarter, the following units were granted based upon the establishment of performance targets:

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

	Performance-based Award Units Granted in 2026	Weighted Average Grant Date Fair Value Per Share
2026 Performance Award Plan	219,715	$57.62
2025 Performance Award Plan	209,391	$37.96
2024 Performance Award Plan	120,397	$41.46
For awards granted under these performance award plans, the number of units are adjusted at the end of each performance period based on attainment of certain performance targets and on market conditions, pursuant to the terms of the award agreements. As of March 31, 2026, there were 262,754 shares associated with performance awards that had been awarded to employees, but which are not deemed granted due to the underlying performance targets having not yet been established.
Liability Awards
SGI awards granted to executives vest and become payable at a rate of 1/3 of the total award each year. Performance-based awards were awarded to non-Section 16 executives and will be settled in cash on a single date each year.

	Location in Statement of Operations	3ME March 31,
(in millions)		2026	2025
SGI awards	G&A	$8	$(3)
Performance-based awards for non-Section 16 executives	G&A	10	3

Liabilities (in millions)	Location on Balance Sheet	March 31, 2026	December 31, 2025
SGI awards	Accrued salaries, wages and benefits and other noncurrent liabilities	$23	$29
Performance-based awards for non-Section 16 executives	Accrued salaries, wages and benefits and other noncurrent liabilities	22	22

FLUOR CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements and our 2025 10-K. Except as the context otherwise requires, the terms Fluor or the Registrant, as used herein, are references to Fluor and references to the company, we, us, or our, as used herein, shall include Fluor, its consolidated subsidiaries and joint ventures.
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
Additional information concerning these and other factors can be found in our press releases and periodic filings with the SEC, including the 2025 10-K. These filings are available publicly on the SEC’s website at http://www.sec.gov, on our website at http://investor.fluor.com or upon request from our Investor Relations Department at (469) 398-7222. We cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating Fluor and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
Developments in Our Business
We continue to see strong client engagement across our end markets and have recently won several front-end awards that could lead to significant full awards in the coming quarters. The pipeline of opportunities continues to show strength, particularly where demand in energy, commodities and advanced technologies are driving investment. Our teams are progressing engineering and design work so projects can move expeditiously once final investment decisions are made. While one mining project in the Middle East has slowed down due to geopolitical concerns, we continue to advance other projects in the region and are well positioned to participate in rebuilding efforts once the hostilities subside. We are also well positioned for global projects driven by energy and commodity diversification as a result of geopolitical concerns caused by the conflict. We are also currently positioning for project work in Venezuela as that market stabilizes and develops.
Through our bank's execution, we completed the sale of all 71 million shares of NuScale in February 2026, generating total proceeds of $1.35 billion. As of March 31, 2026, we had an ongoing program to sell the final 40 million of our NuScale shares but those shares remained on our balance sheet during the execution window. We completed the program in April 2026 and collected total proceeds of $473 million. Since September 2025, sales of our NuScale shares have generated $2.43 billion in cash.
During 2026, we sold our ownership interest in CFHI for proceeds of $124 million. We recognized a gain of $124 million upon the sale as the investment had previously been fully impaired.

Results of Operations

	3ME March 31,
(in millions)	2026		2025
Revenue(1)
Urban Solutions	$2,437		$2,157
Energy Solutions	703		1,206
Mission Solutions	523		597
Other	—		22
Total revenue	$3,663		$3,982

Segment profit (loss) $ and margin %
Urban Solutions	$6	0.2%	$70	3.2%
Energy Solutions	74	10.5%	47	3.9%
Mission Solutions	(71)	(13.6)%	5	0.8%
Other	(1)	NM	9	40.9%
Total segment profit (loss) $ and margin %(2)	$8	0.2%	$131	3.3%

G&A	(61)		(36)
Gain on sale of CFHI	124		—
Foreign currency gain (loss)	16		(13)
Interest income, net	15		17
Earnings attributable to NCI	5		9
Earnings before taxes	107		108
Income tax benefit (including $18 million and $73 million tax benefit attributable to equity method earnings (loss) in 2026 and 2025, respectively)	7		53
Net earnings before equity method earnings	114		161
Equity method earnings (loss)	51		(393)
Net earnings (loss)	165		(232)
Less: Net earnings attributable to NCI	5		9
Net earnings (loss) attributable to Fluor	$160		$(241)

New awards
Urban Solutions	$2,144		$5,330
Energy Solutions	213		315
Mission Solutions	332		164
Other	—		2
Total new awards	$2,689		$5,811

New awards related to projects located outside of the U.S.	55%		10%

(in millions)	March 31, 2026	December 31, 2025
Backlog (3)(4)
Urban Solutions	$19,007	$18,746
Energy Solutions	4,261	4,601
Mission Solutions	2,463	2,189
Other	—	—
Total backlog	$25,731	$25,536

Backlog related to projects located outside of the U.S.	43%	40%
Backlog related to reimbursable projects	82%	81%
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
Such at-cost revenue is generally reflected in our project estimates at equivalent amounts within the revenue and cost elements. Therefore, we believe our adjusted net revenue represents the basis for which we earn fees for our professional services. Others in our industry may have similar terms that they use to similarly measure the earnings power of their services. Even though our involvement with at-cost revenue elements as a principal gives rise to their inclusion in our consolidated revenue, the absence of meaningful markup to them elevates the importance of this non-GAAP analysis. During 2026 and 2025 Quarters, at-cost revenue was approximately $2.1 billion and $1.9 billion, respectively (or approximately 58% and 48% of consolidated revenue). Excluding the amounts of at-cost revenue from both GAAP revenue and from project cost yields an amount that we call adjusted net margin.
(2)Total segment profit and margin are non-GAAP financial measures. We believe that total segment profit provides a meaningful perspective on our results as it is the aggregation of individual segment profit measures that we use to evaluate and manage our performance.
(3)Backlog at March 31, 2026 was level with backlog at December 31, 2025. Backlog may include significant estimated amounts of third-party, subcontracted, CFM and pass-through costs. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. During the 2026 Quarter, project adjustments totaling $1.1 billion included a scope increase on a DOE project and an increase in CFM on a metals project.
(4)Includes backlog of $169 million and $255 million for legacy projects in a loss position as of March 31, 2026 and December 31, 2025, respectively.
Revenue decreased in 2026 primarily due to a decline in execution activity for several recently completed projects and projects nearing completion as well as reduced volume on certain Mission Solutions projects partially offset by a ramp up of execution activities on several large projects in our Urban Solutions segment.
Earnings before taxes decreased in 2026 due to the impact of an unfavorable court ruling on a DOD project and cost growth on a large mining joint venture project, partially offset by the gain on the sale of CFHI.
Net earnings (loss) excluding amounts attributable to equity method earnings (loss) were as follows:

	3ME March 31,
(in millions)	2026		2025

Earnings before taxes	$107		$108

Income tax benefit	7		53
Less: Income tax benefit attributable to equity method earnings (loss)	18		73
Income tax expense and effective tax rate, excluding amounts attributable to equity method earnings (loss)	(11)	10%	(20)	19%

Net earnings excluding amount attributable to equity method earnings (loss)	$96		$88

Equity method earnings (loss)	$51		$(393)
Income tax benefit and effective tax rate attributable to equity method earnings (loss)	18	(35)%	73	19%
Equity method earnings (loss), net of related income tax benefit	$69		$(320)

Net earnings (loss)	$165		$(232)
The effective tax rate on earnings, including equity method earnings, was (4)% for the 2026 Quarter compared to 19% for the 2025 Quarter. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME March 31,
(In millions)	2026	2025
U.S statutory federal income tax (benefit) expense	$33	$(60)
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	(5)	(7)
Valuation allowance, net	(70)	2
Foreign tax impacts	19	7
Noncontrolling interest	(1)	(2)
Reserve for uncertain tax positions	(2)	(3)
Other adjustments	19	10
Total income tax benefit	$(7)	$(53)

Segment Operations
Urban Solutions
Revenue increased in 2026 due to the ramp up of execution activities on life sciences and mining and metal projects. The increase in 2026 revenue was partially offset by a decline in execution activity for a recently completed project. During the 2026 and 2025 Quarters, at-cost revenue for Urban Solutions was approximately $1.5 billion and $1.2 billion, respectively (or approximately 63% and 57% of their segment revenue).
Segment profit and profit margin declined in 2026 due to cost growth of $37 million on a large mining joint venture project and a decline in execution activity for a recently completed project.
New awards decreased in 2026 compared to 2025 due to a large life sciences award booked in 2025. New awards in 2026 included a full notice to proceed on a large aluminum project in the Middle East, incremental work for a pharmaceutical facility, infrastructure expansion on a mine in Chile and a limited notice to proceed on a large-scale data center project in the U.S. Backlog as of March 31, 2026 increased compared to backlog at December 31, 2025 due to the new award activity. Our staffing business does not report new awards or backlog.
Energy Solutions
Revenue decreased in 2026 primarily due to a decline in execution activity for several projects nearing completion. These declines in revenue were partially offset by increased activity on a North American refinery project. During both the 2026 and 2025 Quarters, at-cost revenue for Energy Solutions was approximately $314 million and $472 million, respectively (or approximately 45% and 39% of their segment revenue).
Segment profit and profit margin increased in 2026 primarily due to the recognition of favorable close out items on 3 projects, offset slightly by an acceleration of profit recognition in the 2025 Quarter due to a change of scope on another project.
New awards in the 2026 Quarter were consistent with new awards in the 2025 Quarter. Backlog declined in 2026 due to the execution pace exceeding new award activity.
Mission Solutions
Revenue declined in 2026 largely due to the completion of the contractual periods of performance at 2 DOE projects, one in the Gulf Coast region and one in Ohio. We continue to participate as a minority partner in the new joint venture providing services to the DOE site in Ohio. Additionally, revenue declined due to reduced hurricane support and emergency relief services volume. These revenue declines were partially offset by increased service volume at a DOE site in South Carolina. During both the 2026 and 2025 Quarters, Mission Solutions had no meaningful amounts of at-cost revenue.
Segment profit and profit margin declined in 2026 primarily due to the recognition of a $96 million charge resulting from the outcome of a court ruling on a lawsuit filed against us in 2013. Segment profit in 2025 reflected an additional reserve of $28 million resulting from an adverse ruling on a long-standing claim on a project completed in 2019.
New awards increased in 2026 compared to 2025. Backlog included $1.1 billion and $1.0 billion of unfunded government contracts as of March 31, 2026, and December 31, 2025, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods.
G&A

	3ME March 31,
(in millions)	2026	2025
G&A
Compensation	$46	$24
Severance and restructuring costs	2	2
Legal & professional fees	2	3
Facilities	4	—
Reserve for legacy legal claims	2	—
Other	5	7
G&A	$61	$36
The increase in compensation expense in the 2026 Quarter was primarily driven by higher stock price-driven compensation.
Equity Method Earnings

	3ME March 31,
(in millions)	2026	2025
Equity method earnings (loss)
Loss on the fair value of our investment in NuScale	$(124)	$(477)
Gain on the fair value of the forward sale contracts of NuScale shares	176	—
Other	(1)	84
Equity method earnings (loss)	$51	$(393)
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2025 10-K.
Recent Accounting Pronouncements
Item is described more fully in the Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity arises from available cash and cash equivalents and marketable securities, cash generated from operations, capacity under our credit facility and, when necessary, access to capital markets. In 2026, liquidity was positively impacted by proceeds from the sales of NuScale shares and CFHI. We have committed and uncommitted lines of credit available for revolving loans and letters of credit. We believe that for at least the next 12 months, anticipated cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements and debt maturities. We regularly review our sources and uses of liquidity and may pursue opportunities to address our liquidity needs.
Our credit facility contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, which is a one notch downgrade from both agencies' current ratings. If we were required to provide collateral, it would consist broadly of liens on our U.S. assets.
As of March 31, 2026, letters of credit totaling $413 million were outstanding under our $2.2 billion credit facility, which matures in February 2028. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, based upon total shareholders' equity excluding AOCI, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.1 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. Borrowings under the facility, which may be denominated in USD, EUR or GBP, bear interest at a base rate, plus an applicable borrowing margin. As of March 31, 2026 and through the issuance of this 10-Q, we had not made any borrowings under our credit facility. We have a sub-limit of up to $1.0 billion in aggregate cash advances and financial letters of credit available to us under our credit facility with a current borrowing capacity of $903 million.
Cash and cash equivalents combined with marketable securities were $3.2 billion and $2.2 billion as of March 31, 2026 and December 31, 2025, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $939 million as of March 31, 2026 and $820 million as of December 31, 2025. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.
Cash and cash equivalents held by our consolidated variable interest entities (which totaled $336 million and $328 million as of March 31, 2026 and December 31, 2025, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $10 million and $14 million as of March 31, 2026 and December 31, 2025, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of March 31, 2026 and December 31, 2025, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.
In February 2026, we completed the sale of 71 million shares of NuScale via a variable price forward sale agreement, generating total proceeds of $1.35 billion. In April 2026, we completed the sale of the final 40 million shares of NuScale via variable price forward sale agreements, generating total proceeds of $473 million, and thereby completing the divestiture of our ownership interest in NuScale. Since September 2025, sales of our NuScale shares have generated $2.43 billion in cash.
During 2026, we spent $516 million to repurchase and cancel 11 million shares of common stock under our repurchase program. In February 2026, our board authorized a 30 million share expansion to the repurchase program. Over 28 million shares could still be purchased under the program as of March 31, 2026. We are targeting approximately $1.4 billion in share repurchases in 2026.

Cash Flows

	3ME March 31,
(in millions)	2026	2025
OPERATING CASH FLOW	$110	$(286)

INVESTING CASH FLOW
Proceeds from the sale of NuScale shares	1,359	—
Proceeds from sales and maturities (purchases) of marketable securities	8	54
Capital expenditures	(11)	(11)
Proceeds from sales of assets (including the sale of CFHI in 2026)	124	62
Investments in partnerships and joint ventures	(49)	(69)
Other	3	—
Investing cash flow	1,434	36

FINANCING CASH FLOW
Repurchase of common stock	(516)	(142)
Purchase and retirement of debt	—	(18)
Distributions paid to NCI	(4)	—
Capital contributions by NCI	45	—
Other	(3)	(3)
Financing cash flow	(478)	(163)

Effect of exchange rate changes on cash	(14)	17
Increase (decrease) in cash and cash equivalents	1,052	(396)
Cash and cash equivalents at beginning of period	2,135	2,829
Cash and cash equivalents at end of period	$3,187	$2,433

Cash paid during the period for:
Interest	$16	$19
Income taxes (net of refunds)	38	30
Operating Activities
Cash flows from operating activities result primarily from our core EPC activities and are affected by our earnings level and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project as well as the payment terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our lump-sum projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of March 31, 2026, our backlog included $169 million for ongoing legacy projects in a loss position, including approximately $181 million of estimated unfunded losses associated therewith. The comparable amounts at December 31, 2025 were $255 million of backlog and $212 million of unfunded losses.
Operating cash flow for the 2026 Quarter significantly improved despite the annual payout of employee incentive awards. The increase in operating cash flow is primarily due to decreases in working capital on several large projects as well as distributions from a large Energy Solutions joint venture and a Mission Solutions joint venture. During the 2026 Quarter, we funded $55 million on a consolidated infrastructure project. Our operating cash flow for the 2025 Quarter was negatively impacted by increases in working capital on several large projects. Our operating cash flow is typically lower in the first quarter of each year due to the timing of payout of employee incentive awards from the prior year.

Investing Activities
In February 2026, we completed the sale of 71 million shares of NuScale via a variable price forward sale agreement, generating total proceeds of $1.35 billion. We also completed the sale of the final 40 million shares of NuScale in April 2026 for total proceeds of $473 million.
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
Capital expenditures in 2026 primarily related to investments in construction equipment on infrastructure projects and in IT compared to primarily IT investments in 2025.
Proceeds from sales of assets during the 2026 Quarter included $124 million from the sale of our ownership interest in CFHI compared to $61 million from the sale of Stork's U.K. operations during the 2025 Quarter.
Investments in partnerships and joint ventures in the 2026 Quarter included $32 million in funding on a proportionately consolidated loss project for an infrastructure joint venture compared to $55 million during the 2025 Quarter.
Financing Activities
We have an ongoing stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. During the 2026 Quarter, we repurchased 11 million shares of common stock under the repurchase program for total consideration of $516 million. Since we restarted the program in the fourth quarter of 2024, a total of 32 million shares have been purchased for $1.4 billion.
Capital contributions by NCI represent cash inflows from partners of consolidated partnership or joint ventures created primarily for the execution of single contracts or projects. Capital contributions by NCI during the 2026 Quarter related to an infrastructure joint venture.
During the 2025 Quarter, we redeemed $18 million of the aggregate outstanding 2028 Notes. The impact on earnings was immaterial.
Letters of Credit
As of March 31, 2026, letters of credit totaling $413 million were outstanding under committed lines of credit. As of March 31, 2026, letters of credit totaling $851 million were outstanding under uncommitted lines of credit including letters of credit totaling $343 million for two lump-sum projects in Kuwait that are substantially complete except for the resolution of unapproved change orders and extension of time claims. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees

The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $13 billion as of March 31, 2026.
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk during the 2026 Quarter. Accordingly, our disclosures provided in the 2025 10-K remain relevant.

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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	3ME March 31,
(in millions)	2026	2025
Backlog, January 1	$25,536	$28,484
New awards	2,689	5,811
Adjustments and cancellations, net	1,139	(1,619)
Work performed	(3,633)	(3,958)
Backlog, March 31	$25,731	$28,718

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
Additional information on matters in dispute may be found in Part I, Item 1 of this Q1 2026 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2025 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended March 31, 2026 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
January 1 — January 31, 2026	5,573,581	$44.27	5,573,581	4,492,364
February 1 — February 28, 2026	3,213,144	48.45	3,213,144	31,279,220
March 1 — March 31, 2026	2,453,651	46.44	2,453,651	28,825,569
Total	11,240,376	$45.94	11,240,376
_________________________________________________________
(1)    The share repurchase program was originally announced on November 3, 2011 and, as amended, totaled 66 million shares as of December 31, 2025. In February 2026, the Board approved an increase to the program by an additional 30 million shares to a total of 96 million shares. We may repurchase shares from time to time in open market or privately negotiated transactions, including through pre-arranged trading programs, at our discretion, subject to market conditions and other factors and at such time and in amounts that we deem appropriate. The share repurchase program has no fixed expiration date.
Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.
Item 5. Other Information
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K), except as described in the table below:

Name and Title	Action	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Sold	Expiration Date
Pierre Bechelany Business Group President, Energy Solutions	Adoption	March 9, 2026	10b5-1 trading arrangement	20,892	February 23, 2027
David E. Constable Executive Chairman	Adoption	March 10, 2026	10b5-1 trading arrangement	166,900	December 31, 2026
Kevin B. Hammonds Chief Legal Officer and Corporate Secretary	Adoption	March 9, 2026	10b5-1 trading arrangement	3,075	February 23, 2027
_________________________________________________________
(1)    Each trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 8, 2012).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on November 4, 2022).
10.1	Consulting Agreement dated as of March 4, 2026, between FDEE Consulting, Inc. and David E. Constable.* †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
95.1	Mine Safety Disclosure.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q1 2026 10-Q for the three months ended March 31, 2026, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.
†    Personal information redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	May 7, 2026	By:	/s/ John C. Regan
John C. Regan
Chief Financial Officer

Date:	May 7, 2026	By:	/s/ James P. Elliott
James P. Elliott
Chief Accounting Officer