Form 10-Q
period 2026-06-30
FLUOR CORP
filed 2026-08-07
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2026, 133,741,067 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The abbreviations and definitions set forth below apply to the Fluor-specific terms used throughout this filing.

Abbreviation/Term	Definition
CFHI	COOEC-Fluor Heavy Industries Co., Ltd.
Fluor	Fluor Corporation
NuScale	NuScale Power Corporation
SGI	Stock growth incentive awards
Stork	Stork Holding B.V. and subsidiaries
The abbreviations and definitions set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2025 10-K	Annual Report on Form 10-K for the year ended December 31, 2025
2025 Period	Six months ended June 30, 2025
2025 Quarter	Three months ended June 30, 2025
2026 Period	Six months ended June 30, 2026
2026 Quarter	Three months ended June 30, 2026
3ME	Three months ended
6ME	Six months ended
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFM	Customer-furnished materials
CTA	Currency translation adjustment
DOD	U.S. Department of Defense (also known as Department of War)
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings (loss) per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
IT	Information technology
NCI	Noncontrolling interests
NM	Not meaningful
OCI	Other comprehensive income (loss)
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
TSR	Total shareholder return
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	3ME June 30,		6ME June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Revenue	$4,329	$3,978	$7,991	$7,959
Cost of revenue	(4,150)	(3,922)	(7,798)	(7,762)
Gross profit	179	56	193	197
G&A	(41)	(52)	(103)	(88)
Gain on sale of CFHI	—	—	124	—
Foreign currency gain (loss)	(3)	(30)	12	(44)
Operating profit (loss)	135	(26)	226	65
Interest expense	(11)	(9)	(21)	(21)
Interest income	32	26	57	55
Earnings (loss) before taxes	156	(9)	262	99
Income tax expense(1)	(25)	(765)	(17)	(712)
Net earnings (loss) before equity method earnings	131	(774)	245	(613)
Equity method earnings (loss)	(8)	3,212	44	2,819
Net earnings	123	2,438	289	2,206
Less: Net earnings (loss) attributable to NCI	9	(22)	15	(13)
Net earnings attributable to Fluor	$114	$2,460	$274	$2,219

Basic EPS	$0.82	$14.93	$1.92	$13.30
Diluted EPS	$0.81	$14.81	$1.89	$13.19

The accompanying notes are an integral part of these financial statements.

(1) Income tax expense includes tax benefits attributable to equity method earnings of $18 million in the 2026 Period. There was no tax benefit or expense attributable to equity method earnings in the 2026 Quarter. Income tax expense included tax expense attributable to equity method earnings of $757 million and $684 million in the 2025 Quarter and 2025 Period, respectively.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	3ME June 30,		6ME June 30,
(in millions)	2026	2025	2026	2025
Net earnings	$123	$2,438	$289	$2,206

OCI, net of taxes:
Foreign currency translation adjustment	(10)	46	(30)	72
Ownership share of equity method investees’ OCI	3	—	2	—
Total OCI, net of taxes	(7)	46	(28)	72
Comprehensive income	116	2,484	261	2,278
Less: Comprehensive income (loss) attributable to NCI	9	(22)	15	(13)
Comprehensive income attributable to Fluor	$107	$2,506	$246	$2,291
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in millions, except share and per share amounts)	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents ($320 and $328 related to VIEs)	$2,923	$2,135
Marketable securities ($26 and $39 related to VIEs)	120	59
Accounts receivable, net ($134 and $142 related to VIEs)	1,027	1,073
Contract assets ($55 and $17 related to VIEs)	1,440	1,146
Investment in NuScale	—	1,579
Other current assets ($17 and $26 related to VIEs)	184	450
Total current assets	5,694	6,442
Noncurrent assets
PP&E, net ($40 and $41 related to VIEs)	446	464
Investments	548	543
Other assets ($7 and $17 related to VIEs)	848	787
Total noncurrent assets	1,842	1,794
Total assets	$7,536	$8,236
LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($142 and $205 related to VIEs)	$1,762	$1,482
Contract liabilities ($163 and $254 related to VIEs)	541	633
Accrued salaries, wages and benefits ($11 and $9 related to VIEs in both periods)	571	621
Other accrued liabilities ($24 and $31 related to VIEs)	296	642
Total current liabilities	3,170	3,378

Long-term debt	1,072	1,070
Deferred taxes	5	6
Other noncurrent liabilities ($4 and $3 related to VIEs)	504	505

Commitments and contingencies

Equity
Shareholders’ equity
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 135,564,463 and 152,047,739 shares in 2026 and 2025, respectively	1	2
APIC	—	443
AOCI	(293)	(265)
Retained earnings	2,978	3,064
Total shareholders’ equity	2,686	3,244
NCI	99	33
Total equity	2,785	3,277
Total liabilities and equity	$7,536	$8,236

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	6ME June 30,
(in millions)	2026	2025
OPERATING CASH FLOW
Net earnings	$289	$2,206
Adjustments to reconcile net earnings to operating cash flow:
Equity method earnings, net of taxes	(62)	(2,135)
Depreciation	32	35
Gain on sales of assets (including the sale of CFHI in 2026)	(124)	(8)
Stock-based compensation	22	17
Deferred taxes	(20)	(6)
Changes in assets and liabilities	(359)	(405)
Other	15	(11)
Operating cash flow(1)	(207)	(307)

INVESTING CASH FLOW
Proceeds from the sale of NuScale shares	1,831	—
Purchases of marketable securities	(126)	(80)
Proceeds from sales and maturities of marketable securities	67	114
Capital expenditures	(18)	(25)
Proceeds from sales of assets (including the sale of CFHI in 2026)	124	62
Investments in partnerships and joint ventures	(101)	(135)
Other	6	3
Investing cash flow	1,783	(61)

FINANCING CASH FLOW
Repurchase of common stock	(816)	(295)
Purchase and retirement of debt	—	(36)
Distributions paid to NCI	(31)	—
Capital contributions by NCI	82	—
Other	(1)	(10)
Financing cash flow	(766)	(341)

Effect of exchange rate changes on cash	(22)	52
Increase (decrease) in cash and cash equivalents	788	(657)
Cash and cash equivalents at beginning of period	2,135	2,829
Cash and cash equivalents at end of period	$2,923	$2,172

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$18	$19
Cash paid for income taxes (net of refunds)	418	83

The accompanying notes are an integral part of these financial statements.

(1) Operating cash flow in the 2026 Period included federal and state tax payments totaling $357 million primarily related to the 2025 conversion of our shares in NuScale, reflected in changes in assets and liabilities.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
UNAUDITED

(in millions, except per share amounts)	Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2025	152	$2	$443	$(265)	$3,064	$3,244	$33	$3,277
Net earnings	—	—	—	—	160	160	5	165
OCI	—	—	—	(21)	—	(21)	—	(21)
Contributions from NCI, net of distributions	—	—	—	—	—	—	41	41
Stock-based plan activity	1	—	10	—	—	10	—	10
Repurchase of common stock	(11)	(1)	(453)	—	(67)	(521)	—	(521)
BALANCE AS OF MARCH 31, 2026	142	$1	$—	$(286)	$3,157	$2,872	$79	$2,951
Net earnings	—	—	—	—	114	114	9	123
OCI	—	—	—	(7)	—	(7)	—	(7)
Contributions from NCI, net of distributions	—	—	—	—	—	—	11	11
Stock-based plan activity	—	—	10	—	—	10	—	10
Repurchase of common stock	(6)	—	(10)	—	(293)	(303)	—	(303)
BALANCE AS OF JUNE 30, 2026	136	$1	$—	$(293)	$2,978	$2,686	$99	$2,785

(in millions, except per share amounts)	Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	169	$2	$1,174	$(351)	$3,124	$3,949	$43	$3,992
Net earnings (loss)	—	—	—	—	(241)	(241)	9	(232)
OCI	—	—	—	26	—	26	—	26
Contributions from NCI, net of distributions	—	—	—	—	—	—	8	8
Other NCI transactions	—	—	—	—	—	—	(1)	(1)
Stock-based plan activity	1	—	1	—	—	1	—	1
Repurchase of common stock	(4)	$—	$(144)	$—	$—	$(144)	$—	$(144)
BALANCE AS OF MARCH 31, 2025	166	$2	$1,031	$(325)	$2,883	$3,591	$59	$3,650
Net earnings (loss)	—	—	—	—	2,460	2,460	(22)	2,438
OCI	—	—	—	46	—	46	—	46
Distributions to NCI, net of contributions	—	—	—	—	—	—	(8)	(8)
Stock-based plan activity	—	—	9	—	—	9	—	9
Repurchase of common stock	(4)	—	(153)	—	(4)	(157)	—	(157)
BALANCE AS OF JUNE 30, 2025	162	$2	$887	$(279)	$5,339	$5,949	$29	$5,978

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

The financial statements included herein are unaudited. We believe they contain all adjustments of a normal recurring nature which are necessary to fairly present our financial position and our operating results as of and for the periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in tables may not total or agree back to the financial statements due to immaterial rounding differences. We have evaluated all material events occurring subsequent to June 30, 2026 through the filing date of this 10-Q.
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

	3ME June 30,		6ME June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net earnings attributable to Fluor	$114	$2,460	$274	$2,219

Weighted average common shares outstanding	139	165	142	167
Diluted effect:
Stock options, RSUs and performance-based award units	1	1	1	1
Convertible debt (1)	1	—	1	—
Weighted average diluted shares outstanding	141	166	144	168

Basic EPS	$0.82	$14.93	$1.92	$13.30
Diluted EPS	$0.81	$14.81	$1.89	$13.19

Anti-dilutive securities not included in shares outstanding:
Stock options, RSUs and performance-based award units	1	1	1	1
(1) Holders of our 2029 Notes may convert their notes at a conversion price of $45.37 per share when the stock price exceeds $58.98 for 20 of the last 30 days preceding quarter end. Upon conversion, we will repay the principal amount of the notes in cash and may elect to convey the conversion premium in cash, shares of our common stock or a combination of both. The conversion feature of our 2029 Notes has a dilutive impact on EPS when the average market price of our common stock exceeds the conversion price of $45.37 per share for the quarter. During the 2026 Quarter, the weighted average price of our common stock exceeded $45.37 resulting in the addition of 872,024 shares to diluted shares outstanding. During the 2025 Quarter, the weighted average price of our common stock was below the minimum conversion price.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
4. Operating Information by Segment and Geographic Area

	3ME June 30,		6ME June 30,
(in millions)	2026	2025	2026	2025
Revenue
Urban Solutions	$2,904	$2,070	$5,341	$4,227
Energy Solutions	709	1,143	1,412	2,349
Mission Solutions	716	762	1,238	1,358
Other	—	3	—	25
Total revenue	$4,329	$3,978	$7,991	$7,959

Cost of revenue
Urban Solutions	$(2,858)	$(2,069)	$(5,284)	$(4,150)
Energy Solutions	(620)	(1,126)	(1,250)	(2,284)
Mission Solutions	(672)	(723)	(1,263)	(1,311)
Other	—	(4)	(1)	(17)
Total cost of revenue	$(4,150)	$(3,922)	$(7,798)	$(7,762)

Segment profit
Urban Solutions	$38	$29	$44	$99
Energy Solutions	88	15	161	63
Mission Solutions	44	35	(26)	40
Other	—	(1)	(1)	8
Total segment profit	$170	$78	$178	$210

G&A	(41)	(52)	(103)	(88)
Gain on sale of CFHI	—	—	124	—
Foreign currency gain (loss)	(3)	(30)	12	(44)
Interest income (expense), net	21	17	36	34
Earnings (loss) attributable to NCI	9	(22)	15	(13)
Earnings (loss) before taxes	$156	$(9)	$262	$99

Intercompany revenue for our professional staffing business, excluded from revenue above	$53	$61	$107	$120
Urban Solutions. Segment profit increased during the 2026 Quarter due to the ramp up of execution activities on mining and metals projects. The increase in segment profit was partially offset by $44 million (or $0.23 per share) attributable to the effects of foreign currency fluctuation, a subcontractor bankruptcy and client-driven changes on an infrastructure project. This project has reached substantial completion. Comparatively, segment profit in the 2025 Quarter included forecast adjustments totaling $54 million (or $0.30 per share) for cost growth on 3 infrastructure projects related to subcontractor design errors, price escalation and schedule impacts partially offset by a refinement of our expected recovery from claims against our subcontractors on these same projects. Segment profit decreased in the 2026 Period due to cost growth of $37 million (or $0.25 per share) on a large mining joint venture project in the first quarter of 2026 and a decline in execution activity for a recently completed project.
Energy Solutions. Segment profit increased during the 2026 Quarter and 2026 Period primarily due to the recognition of favorable close out items on certain multi-year projects. Segment profit in the 2025 Quarter and 2025 Period was adversely affected by the recognition of $31 million (or $0.13 per share) for an arbitration ruling on a fabrication project at our joint venture in Mexico that was completed in 2021.
Mission Solutions. Segment profit increased during the 2026 Quarter primarily due to improved award fee performance within our DOE portfolio. Segment profit declined during the 2026 Period primarily due to the recognition of a $98 million (or

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
$0.68 per share) charge during the first quarter of 2026, resulting from the outcome of a court ruling on a lawsuit filed against us in 2013. Segment profit during the 2025 Period reflected an additional reserve of $28 million (or $0.16 per share) resulting from an adverse ruling on a long-standing claim on a project completed in 2019.
Total assets by segment are as follows:

(in millions)	June 30, 2026	December 31, 2025
Urban Solutions	$2,026	$1,769
Energy Solutions	523	621
Mission Solutions	821	733
Corporate	4,165	3,532
Other	1	1,581
Total assets	$7,536	$8,236
Revenue by project location follows:

	3ME June 30,		6ME June 30,
(in millions)	2026	2025	2026	2025
North America	$3,428	$2,757	$6,195	$5,410
Asia Pacific (includes Australia)	172	306	374	622
Europe	546	723	1,133	1,564
Central and South America	157	146	236	285
Middle East and Africa	26	46	53	78
Total revenue	$4,329	$3,978	$7,991	$7,959
5. Income Taxes

The effective tax rate on earnings, including equity method earnings, was 17% and 6% for the 2026 Quarter and the 2026 Period, respectively, compared to 24% for both the 2025 Quarter and the 2025 Period. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME June 30,		6ME June 30,
(In millions)	2026	2025	2026	2025
U.S statutory federal income tax (benefit) expense	$31	$672	$64	$613
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	—	93	(5)	85
Valuation allowance, net	21	6	(48)	8
Foreign tax impacts	(33)	(14)	(14)	(7)
Noncontrolling interest	(2)	5	(3)	3
Reserve for uncertain tax positions	(2)	1	(4)	(2)
Other adjustments	10	2	27	12
Total income tax expense (benefit)	$25	$765	$17	$712

6. Partnerships and Joint Ventures
Many of our partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Investments in a loss position of $54 million were included in other accrued liabilities as of both June 30, 2026 and

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
December 31, 2025 and consisted primarily of a provision for anticipated losses on a legacy infrastructure project and an Energy Solutions joint venture. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts receivable, net” was $248 million and $219 million as of June 30, 2026 and December 31, 2025, respectively.
During the 2026 Period, we sold our ownership interest in CFHI for proceeds of $124 million. We recognized a gain of $124 million upon the sale as the investment had previously been fully impaired.
In July 2026, we sold our ownership interest in our joint venture in Mexico for $175 million, resulting in an estimated third quarter pre-tax book gain of $90 million and an estimated tax liability of $33 million, which we funded during August 2026.
Variable Interest Entities
The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $458 million and $425 million as of June 30, 2026 and December 31, 2025, respectively. Some of our VIEs have debt which is non-recourse to us. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of June 30, 2026 for the unconsolidated VIEs were $26 million.
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
7. Investment in NuScale
We converted our remaining NuScale voting shares (along with the associated ownership units in NuScale's operating subsidiary) into registered shares upon reaching agreement with NuScale in November 2025. Also in November 2025, through an indirect, wholly-owned subsidiary, we entered into a variable price forward sale agreement whereby we pledged and granted a security interest in 71 million of our remaining shares in NuScale, while maintaining continuing involvement and ownership rights, and committed to sell, convey, transfer, assign and deliver those shares at the final settlement date in February 2026. Through our bank's execution, we completed the sale of all 71 million shares of NuScale in February 2026, generating total proceeds of $1.35 billion.
In February 2026, we entered into 3 variable price forward sale agreements similar to the November agreement for the final 40 million of our NuScale shares. Through our banks' execution, we completed the sale of the final 40 million shares of NuScale in April 2026, generating total proceeds of $473 million, and thereby completing the divestiture of our ownership interest in NuScale.
The components of equity method earnings (loss) are as follows:

	3ME June 30,		6ME June 30,
(in millions)	2026	2025	2026	2025
Equity method earnings (loss)
Gain (loss) on the fair value of our investment in NuScale	$1	$3,212	$(123)	$2,735
Gain (loss) on the fair value of the forward sale of NuScale shares	(9)	—	167	—
Other	—	—	—	84
Equity method earnings (loss)	$(8)	$3,212	$44	$2,819
8. Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $12 billion as of June 30, 2026. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of June 30, 2026 and December 31, 2025.
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
In February 2026, alleged NuScale Power Corporation shareholders filed a complaint in the U.S. District Court for the District of Oregon against NuScale, two NuScale executives, and Fluor. In July 2026, the plaintiffs filed an amended complaint, adding (among others) two current Fluor employees who are former NuScale directors as individual defendants. The plaintiffs purport to represent a class of shareholders who purchased or otherwise acquired NuScale securities between March 3, 2025, and November 6, 2025, and seek to recover damages arising from alleged violations of federal securities laws. These claims are based on statements concerning NuScale’s relationship with ENTRA1 Energy LLC, which statements the plaintiffs assert were materially misleading. Plaintiffs allege Fluor failed to prevent or correct the challenged statements and then benefited from insider trading before they were corrected. We intend to contest these claims.
There have been no substantive changes to the disclosures for the following commitments and contingencies since the matter was presented in the 2025 10-K.
Fluor Australia Ltd., our wholly-owned subsidiary (“Fluor Australia”), completed a cost reimbursable engineering, procurement and construction management services project for Santos Ltd. (“Santos”) involving a large network of natural gas gathering and processing facilities in Queensland, Australia. On December 13, 2016, Santos filed an action in Queensland Supreme Court (the “Court”) against Fluor Australia, asserting various causes of action and seeking damages and/or a refund of contract proceeds paid of AUD $1.47 billion. Santos joined Fluor to the matter on the basis of a parent company guarantee issued for the project. On July 14, 2023, a panel of 3 referees appointed by the Court (the "Panel”) recommended judgment for Santos on claims that the Panel valued at approximately AUD $790 million excluding interest and costs. While the project contract contains a liability cap of approximately AUD $236 million, the Panel found that the liability cap did not apply to Santos’s claims. Following interim applications and hearings, in August 2025, the Court generally accepted the

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
recommendations of the panel of referees. In December 2025, we made a payment to Santos of $649 million, net of GST, in accordance with the Court’s orders. Santos’s legal fees will be assessed in a separate process. After allowing for committed insurance proceeds and reserves, we recognized a reduction to revenue of $643 million reflecting the net estimated impact of the judgment. Discussions with our insurers are ongoing and, if successful, may further reduce the ultimate obligation. We have appealed the court's decision to the Queensland Court of Appeal. The appeal hearing commenced in July 2026. In mid-October 2025, five of our more than 30 insurers filed a complaint in the Superior Court of California, County of Orange, disputing coverage by seeking various declaratory judgments. We have reached an agreement with these carriers to dismiss the action without prejudice subject to a standstill/tolling agreement.
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
In October 2025, a purported shareholders' derivative action was filed against current and former members of our Board of Directors, as well as certain current and former executives in the U.S. District Court for the Northern District of Texas. Fluor is named as a nominal defendant in the action. The action purports to assert claims on behalf of Fluor and makes substantially the same factual allegations as the securities class action matter discussed above and seeks various forms of declaratory and monetary relief, as well as corporate reforms. Four further derivative actions were filed in November and December 2025, and June 2026, all of which are also based on the same factual allegations. We intend to contest the derivative claims, which are all now stayed. In addition, in November 2025, a Fluor shareholder made a Section 220 demand to Fluor for certain books and records. Further, three investigation demands were made on Fluor’s Board (in January, February and June 2026).

10. Contract Assets and Liabilities

The following summarizes information about our contract assets and liabilities:

(in millions)	June 30, 2026	December 31, 2025
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$1,309	$1,100
Contract work in progress - lump-sum contracts	131	46
Contract assets	$1,440	$1,146

	6ME June 30,
(in millions)	2026	2025
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$545	$481
We periodically evaluate our project forecasts and the amounts recognized with respect to claims. We include estimated amounts for claims in project revenue to the extent it is probable we will realize those amounts. As of June 30, 2026 and December 31, 2025, we had recorded $228 million and $214 million, respectively, of revenue associated with claims for costs incurred to date. Additional costs, which will increase this balance over time, are expected to be incurred in future periods. We had $96 million and $105 million of back charges that may be disputed as of June 30, 2026 and December 31, 2025, respectively.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
11. Remaining Unsatisfied Performance Obligations

We estimate that our RUPO will be satisfied over the following periods:

(in millions)	June 30, 2026
Within 1 year	$11,192
1 to 2 years	8,084
Thereafter	6,585
Total RUPO	$25,861
12. Debt and Letters of Credit
Debt consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Credit facility borrowings	$—	$—

Senior Notes
2028 Notes (4.250% Senior Notes)	506	506
Unamortized discount and deferred financing costs	(1)	(2)
2029 Notes (1.125% Convertible Senior Notes)	575	575
Unamortized deferred financing costs	(8)	(9)
Total debt	$1,072	$1,070

Credit Facility

As of June 30, 2026, letters of credit totaling $335 million were outstanding under our $2.2 billion credit facility, which matures in February 2028. As of June 30, 2026, we had not made any borrowings under our credit facility line and maintained a borrowing capacity of $903 million.
Uncommitted Lines of Credit
As of June 30, 2026, letters of credit totaling $762 million were outstanding under uncommitted lines of credit.
13. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2026				December 31, 2025
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment in NuScale(1)	$—	$—	$—	$—	$1,579	$1,579	$—	$—
NuScale forward contracts(2)	—	—	—	—	208	—	208	—
_________________________________________________________
(1) We recognized the fair value of our investment in NuScale on a mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates. As of June 30, 2026, we no longer held an investment in NuScale. Our investment in NuScale consisted of 111 million shares as of December 31, 2025.
(2)     In February 2026, we entered into 3 variable price forward sale agreements (described elsewhere) for our NuScale shares. The fair value of these forward contracts, which met the definition of a derivative, represented the difference between

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
the closing price of NuScale at the balance sheet date and the year-to-date settlement price calculated per the agreement plus a discounted growth assumption through the estimated settlement date. These forward contracts were fully settled in April 2026. As a result, no derivative asset remained as of June 30, 2026. The derivative assets were included in other current assets on the balance sheet as of December 31, 2025.
The following summarizes information about financial instruments that are not required to be measured at fair value:

		June 30, 2026		December 31, 2025
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$2,162	$2,162	$1,480	$1,480
Cash equivalents(2)	Level 2	761	761	655	655
Marketable securities(2)	Level 2	120	120	59	59
Liabilities:
2028 Senior Notes(3)	Level 2	$505	500	$504	$503
2029 Senior Notes(3)	Level 2	567	761	566	657
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
Equity Awards
Performance-based award units totaling 167,643 and 273,564 were awarded to most officers, including all Section 16 officers, during the 2026 and 2025 Periods, respectively. These awards generally cliff vest after 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based elements of such awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter.
For awards granted under the 2026 and 2025 performance award plan, 70% of the award is earned based on achievement of earnings before taxes targets over three 1-year periods and 30% of the award is earned based on our 3-year cumulative TSR relative to companies in the S&P 500 on the date of the award. For awards granted under the 2024 performance award plan, 80% of the award is earned based on achievement of earnings before taxes targets over three 1-year periods and 20% of the award is earned based on our 3-year cumulative TSR relative to companies in the S&P 500 on the date of the award. The performance component of these awards is deemed granted when targets are set while the TSR component of these awards is deemed granted upon issuance. During the 2026 Period, the following units were granted based upon the establishment of performance targets:

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

	Performance-based Award Units Granted in 2026	Weighted Average Grant Date Fair Value Per Share
2026 Performance Award Plan	219,715	$57.62
2025 Performance Award Plan	209,391	$37.96
2024 Performance Award Plan	120,397	$41.46
For awards granted under these performance award plans, the number of units are adjusted at the end of each performance period based on attainment of certain performance targets and on market conditions, pursuant to the terms of the award agreements. As of June 30, 2026, there were 262,754 shares associated with performance awards that had been awarded to employees, but which are not deemed granted due to the underlying performance targets having not yet been established.
Liability Awards
SGI awards granted to executives vest and become payable at a rate of 1/3 of the total award each year. Performance-based awards were awarded to non-Section 16 executives and will be settled in cash on a single date each year.

	Location in Statement of Operations	3ME June 30,		6ME June 30,
(in millions)		2026	2025	2026	2025
SGI awards	G&A	$6	$12	$14	$9
Performance-based awards for non-Section 16 executives	G&A	2	—	12	2

Liabilities (in millions)	Location on Balance Sheet	June 30, 2026	December 31, 2025
SGI awards	Accrued salaries, wages and benefits and other noncurrent liabilities	$29	$29
Performance-based awards for non-Section 16 executives	Accrued salaries, wages and benefits and other noncurrent liabilities	24	22

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
Developments in Our Business
We continue to see strong client engagement across many of our end markets. We recently won several significant awards including a limited notice to proceed on LNG Canada Phase 2, a feasibility study for the Woodsmith mining project in England and a multi-year contract for EPC services for a uranium enrichment facility in the U.S. Additionally, we entered into a long-term agreement with Aramco to support its global capital projects portfolio. The pipeline of opportunities continues to show strength, particularly where demand in energy, commodities and advanced technologies are driving investment. We are closely monitoring Middle East events, other geopolitical factors and escalation pressures and their potential impact on business opportunities and risks.
We completed the sale of 71 million shares of NuScale in February 2026 for proceeds of $1.35 billion and the sale of the final 40 million shares of NuScale in April 2026 for proceeds of $473 million. Since September 2025, sales of our NuScale shares have generated $2.43 billion in cash, or $2.1 billion after tax.
During 2026, we sold our ownership interest in CFHI for proceeds of $124 million. We recognized a gain of $124 million upon the sale as the investment had previously been fully impaired.
In July 2026, we sold our ownership interest in our joint venture in Mexico for $175 million, resulting in an estimated third quarter pre-tax book gain of $90 million and an estimated tax liability of $33 million, which we funded during August 2026. We had forecasted approximately $20 million of pre-tax earnings for the second half of 2026 prior to the sale. This divestiture does not meet the criteria for discontinued operations treatment.

Results of Operations

	3ME June 30,				6ME June 30,
(in millions)	2026		2025		2026		2025
Revenue(1)
Urban Solutions	$2,904		$2,070		$5,341		$4,227
Energy Solutions	709		1,143		1,412		2,349
Mission Solutions	716		762		1,238		1,358
Other	—		3		—		25
Total revenue	$4,329		$3,978		$7,991		$7,959

Segment profit (loss) $ and margin %
Urban Solutions	$38	1.3%	$29	1.4%	$44	0.8%	$99	2.3%
Energy Solutions	88	12.4%	15	1.3%	161	11.4%	63	2.7%
Mission Solutions	44	6.1%	35	4.6%	(26)	(2.1)%	40	2.9%
Other	—	NM	(1)	(33.3)%	(1)	NM	8	32.0%
Total segment profit $ and margin %(2)	$170	3.9%	$78	2.0%	$178	2.2%	$210	2.6%

G&A	(41)		(52)		(103)		(88)
Gain on sale of CFHI	—		—		124		—
Foreign currency gain (loss)	(3)		(30)		12		(44)
Interest income, net	21		17		36		34
Earnings (loss) attributable to NCI	9		(22)		15		(13)
Earnings (loss) before taxes	156		(9)		262		99
Income tax expense(3)	(25)		(765)		(17)		(712)
Net earnings (loss) before equity method earnings	131		(774)		245		(613)
Equity method earnings (loss)	(8)		3,212		44		2,819
Net earnings	123		2,438		289		2,206
Less: Net earnings (loss) attributable to NCI	9		(22)		15		(13)
Net earnings attributable to Fluor	$114		$2,460		$274		$2,219

New awards
Urban Solutions	$3,172		$856		$5,316		$6,186
Energy Solutions	704		549		916		864
Mission Solutions	2,227		363		2,560		527
Other	—		—		—		—
Total new awards	$6,103		$1,768		$8,792		$7,577

New awards related to projects located outside of the U.S.	37%		50%		42%		19%

(in millions)	June 30, 2026	December 31, 2025
Backlog (4)(5)
Urban Solutions	$19,439	$18,746
Energy Solutions	3,461	4,601
Mission Solutions	3,991	2,189
Other	—	—
Total backlog	$26,891	$25,536

Backlog related to projects located outside of the U.S.	42%	40%
Backlog related to reimbursable projects	85%	81%
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
Such at-cost revenue is generally reflected in our project estimates at equivalent amounts within the revenue and cost elements. Therefore, we believe our adjusted net revenue represents the basis for which we earn fees for our professional services. Others in our industry may have similar terms that they use to similarly measure the earnings power of their services. Even though our involvement with at-cost revenue elements as a principal gives rise to their inclusion in our consolidated revenue, the absence of meaningful markup to them elevates the importance of this non-GAAP analysis. During the 2026 and 2025 Quarters, at-cost revenue was approximately $2.6 billion and $2.0 billion, respectively (or approximately 60% and 51% of consolidated revenue). During 2026 and 2025 Periods, at-cost revenue was approximately $4.7 billion and $3.9 billion, respectively (or approximately 59% and 49% of consolidated revenue). Excluding the amounts of at-cost revenue from both GAAP revenue and from project cost yields an amount that we call adjusted net margin.
(2)Total segment profit and margin are non-GAAP financial measures. We believe that total segment profit provides a meaningful perspective on our results as it is the aggregation of individual segment profit measures that we use to evaluate and manage our performance.
(3)Income tax expense includes tax benefits attributable to equity method earnings of $18 million in the 2026 Period. There was no tax benefit or expense attributable to equity method earnings in the 2026 Quarter. Income tax expense included tax expense attributable to equity method earnings of $757 million and $684 million in the 2025 Quarter and 2025 Period, respectively.
(4)Backlog at June 30, 2026 increased compared to backlog at December 31, 2025 due to several large awards booked during the 2026 Period including a multi-year, EPC contract for a uranium enrichment facility and incremental awards in life sciences and mining. Backlog may include significant estimated amounts of third-party, subcontracted, CFM and pass-through costs. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur.
(5)Includes backlog of $119 million and $255 million for legacy projects in a loss position as of June 30, 2026 and December 31, 2025, respectively.
Revenue increased in the 2026 Quarter primarily due to a ramp up of execution activities on several large projects in our Urban Solutions segment partially offset by a decline in execution activity for recently completed projects and projects nearing completion. Revenue in the 2026 Period was consistent with revenue in the 2025 Period.
Earnings before taxes increased during the 2026 Quarter and 2026 Period due to a ramp up of execution activities and the recognition of favorable close out items on certain projects partially offset by cost growth on a legacy infrastructure project. Earnings before taxes in the 2026 Period also included the impact of an unfavorable court ruling on a DOD project and cost growth on a large mining project as well as the gain on the sale of CFHI.
Net earnings excluding amounts attributable to equity method earnings were as follows:

	3ME June 30,				6ME June 30,
(in millions)	2026		2025		2026		2025

Earnings (loss) before taxes	$156		$(9)		$262		$99

Income tax expense	(25)		(765)		(17)		(712)
Less: Income tax benefit (expense) attributable to equity method earnings (loss)	—		(757)		18		(684)
Income tax expense and effective tax rate, excluding amounts attributable to equity method earnings (loss)	(25)	16%	(8)	(89)%	(35)	13%	$(28)	28%

Net earnings (loss) excluding amount attributable to equity method earnings (loss)	$131		$(17)		$227		$71

Equity method earnings (loss)	$(8)		$3,212		$44		$2,819
Income tax benefit (expense) and effective tax rate attributable to equity method earnings (loss)	—	NM	(757)	24%	18	(41)%	(684)	24%
Equity method earnings (loss), net of related income tax benefit (expense)	$(8)		$2,455		$62		$2,135

Net earnings	$123		$2,438		$289		$2,206
The effective tax rate on earnings, including equity method earnings, was 17% and 6% for the 2026 Quarter and the 2026 Period, respectively, compared to 24% for both the 2025 Quarter and the 2025 Period. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME June 30,		6ME June 30,
(In millions)	2026	2025	2026	2025
U.S statutory federal income tax (benefit) expense	$31	$672	$64	$613
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	—	93	(5)	85
Valuation allowance, net	21	6	(48)	8
Foreign tax impacts	(33)	(14)	(14)	(7)
Noncontrolling interest	(2)	5	(3)	3
Reserve for uncertain tax positions	(2)	1	(4)	(2)
Other adjustments	10	2	27	12
Total income tax expense (benefit)	$25	$765	$17	$712

Segment Operations
Urban Solutions
Revenue increased during the 2026 Quarter and 2026 Period due to the ramp up of execution activities on life sciences and mining and metal projects. The increase in revenue during the 2026 Period was partially offset by a decline in execution activity for a recently completed project. During the 2026 and 2025 Quarters, at-cost revenue for Urban Solutions was approximately $1.9 billion and $1.2 billion, respectively (or approximately 66% and 57% of their segment revenue). During the 2026 and 2025 Periods, at-cost revenue for Urban Solutions was approximately $3.4 billion and $2.4 billion, respectively (or approximately 65% and 57% of their segment revenue).
Segment profit and profit margin increased during the 2026 Quarter due to the ramp up of execution activities on mining and metals projects. The increase in segment profit was partially offset by $44 million attributable to the effects of foreign currency fluctuation, a subcontractor bankruptcy and client-driven changes on an infrastructure project. This project has reached substantial completion. Comparatively, segment profit in the 2025 Quarter included forecast adjustments totaling $54 million for cost growth on 3 infrastructure projects related to subcontractor design errors, price escalation and schedule impacts partially offset by a refinement of our expected recovery from claims against our subcontractors on these same projects. Segment profit and profit margin decreased in the 2026 Period due to cost growth of $37 million on a large mining joint venture project in the first quarter of 2026 and a decline in execution activity for a recently completed project.
New awards increased during the 2026 Quarter compared to the 2025 Quarter. New awards in the 2026 Quarter included an EPCM award for a fertilizer project in Canada and an incremental life sciences award in the U.S. Backlog as of June 30, 2026 increased compared to backlog at December 31, 2025 due to the new award activity in the 2026 Period. Our staffing business does not report new awards or backlog.
Energy Solutions
Revenue decreased during the 2026 Quarter and 2026 Period primarily due to a decline in execution activity for several projects nearing completion. During the 2026 and 2025 Quarters, at-cost revenue for Energy Solutions was approximately $322 million and $522 million, respectively (or approximately 45% and 46% of their segment revenue). During the 2026 and 2025 Periods, at-cost revenue for Energy Solutions was approximately $636 million and $994 million, respectively (or approximately 45% and 42% of their segment revenue).
Segment profit and profit margin increased during the 2026 Quarter and 2026 Period primarily due to the recognition of favorable close out items on certain multi-year projects. Segment profit in the 2025 Quarter and 2025 Period was adversely affected by the recognition of $31 million for an arbitration ruling on a fabrication project at our joint venture in Mexico that was completed in 2021.
New awards in the 2026 Quarter increased compared to the 2025 Quarter. New awards in the 2026 Quarter included a limited notice to proceed on the Phase 2 expansion of the LNG Canada export facility. Backlog declined in the 2026 Period due to the execution pace exceeding new award activity.
Mission Solutions
Revenue declined during the 2026 Quarter and 2026 Period largely due to a reduction in overall services volume within our portfolio of DOE projects as well as for hurricane support and emergency relief services. During the 2026 and 2025 Quarters, at-cost revenue for Mission Solutions was approximately $358 million and $314 million, respectively (or approximately 50% and 41% of their segment revenue). During the 2026 and 2025 Periods, at-cost revenue for Mission Solutions was approximately $638 million and $525 million, respectively (or approximately 52% and 39% of their segment revenue).
Segment profit and profit margin increased during the 2026 Quarter primarily due to improved award fee performance within our DOE portfolio. Segment profit and profit margin declined during the 2026 Period primarily due to the recognition of a $98 million charge during the first quarter of 2026, resulting from the outcome of a court ruling on a lawsuit filed against us in 2013. Segment profit during the 2025 Period reflected an additional reserve of $28 million resulting from an adverse ruling on a long-standing claim on a project completed in 2019.
New awards increased during the 2026 Quarter compared to the 2025 Quarter. New awards in the 2026 Quarter included a multi-year contract for EPC services for a uranium enrichment facility in the U.S. Backlog included $973 million and $1.0 billion of unfunded government contracts as of June 30, 2026, and December 31, 2025, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods.
G&A

	3ME June 30,		6ME June 30,
(in millions)	2026	2025	2026	2025
G&A
Compensation	$29	$27	$75	$50
Facilities	3	1	8	1
Legal & professional fees	3	7	5	9
Reserve for legacy legal claims	2	4	4	4
Severance and restructuring costs	1	10	3	13
Other	3	3	8	11
G&A	$41	$52	$103	$88
The increase in compensation expense in the 2026 Period was primarily driven by higher stock price-driven compensation and performance-based compensation. We executed severance programs in several non-U.S. locations during 2025.
Equity Method Earnings

	3ME June 30,		6ME June 30,
(in millions)	2026	2025	2026	2025
Equity method earnings
Gain (loss) on the fair value of our investment in NuScale	$1	$3,212	$(123)	$2,735
Gain on the fair value of the forward sale contracts of NuScale shares	(9)	—	167	—
Other	—	—	—	84
Equity method earnings	$(8)	$3,212	$44	$2,819
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2025 10-K.
Recent Accounting Pronouncements
Item is described more fully in the Notes to Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity arises from available cash and cash equivalents and marketable securities, cash generated from operations, capacity under our credit facility and, when necessary, access to capital markets. In 2026, liquidity was positively impacted by proceeds from the sales of NuScale shares and certain joint venture interests. We have committed and uncommitted lines of credit available for revolving loans and letters of credit. We believe that for at least the next 12 months, anticipated cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements and debt maturities. We regularly review our sources and uses of liquidity and may pursue opportunities to address our liquidity needs.
Our credit facility contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, which is a one notch downgrade from both agencies' current ratings. If we were required to provide collateral, it would consist broadly of liens on our U.S. assets.

As of June 30, 2026, letters of credit totaling $335 million were outstanding under our $2.2 billion credit facility, which matures in February 2028. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, based upon total shareholders' equity excluding AOCI, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.1 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. Borrowings under the facility, which may be denominated in USD, EUR or GBP, bear interest at a base rate, plus an applicable borrowing margin. As of June 30, 2026 and through the issuance of this 10-Q, we had not made any borrowings under our credit facility. We have a sub-limit of up to $1.0 billion in aggregate cash advances and financial letters of credit available to us under our credit facility with a current borrowing capacity of $903 million.
Cash and cash equivalents combined with marketable securities were $3.0 billion and $2.2 billion as of June 30, 2026 and December 31, 2025, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $806 million as of June 30, 2026 and $820 million as of December 31, 2025. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.
Cash and cash equivalents held by our consolidated variable interest entities (which totaled $320 million and $328 million as of June 30, 2026 and December 31, 2025, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $16 million and $14 million as of June 30, 2026 and December 31, 2025, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of June 30, 2026 and December 31, 2025, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.
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
In July 2026, we sold our ownership interest in our joint venture in Mexico for $175 million, resulting in an estimated third quarter pre-tax book gain of $90 million and an estimated tax liability of $33 million, which we funded during August 2026.
During 2026, we spent $816 million to repurchase and cancel 17 million shares of common stock under our repurchase program. In February 2026, our board authorized a 30 million share expansion to the repurchase program. Over 22 million shares could still be purchased under the program as of June 30, 2026. We are targeting approximately $1.4 billion in share repurchases in 2026.

Cash Flows

	6ME June 30,
(in millions)	2026	2025
OPERATING CASH FLOW	$(207)	$(307)

INVESTING CASH FLOW
Proceeds from the sale of NuScale shares	1,831	—
Proceeds from sales and maturities (purchases) of marketable securities	(59)	34
Capital expenditures	(18)	(25)
Proceeds from sales of assets (including the sale of CFHI in 2026)	124	62
Investments in partnerships and joint ventures	(101)	(135)
Other	6	3
Investing cash flow	1,783	(61)

FINANCING CASH FLOW
Repurchase of common stock	(816)	(295)
Purchase and retirement of debt	—	(36)
Distributions paid to NCI	(31)	—
Capital contributions by NCI	82	—
Other	(1)	(10)
Financing cash flow	(766)	(341)

Effect of exchange rate changes on cash	(22)	52
Increase (decrease) in cash and cash equivalents	788	(657)
Cash and cash equivalents at beginning of period	2,135	2,829
Cash and cash equivalents at end of period	$2,923	$2,172

Cash paid during the period for:
Interest	$18	$19
Income taxes (net of refunds)	418	83
Operating Activities
Cash flows from operating activities result primarily from our core EPC activities and are affected by our earnings level and changes in working capital associated with such activities. Working capital levels vary from period to period and are primarily affected by our volume of work and billing schedules on our projects. These levels are also impacted by the stage of completion and commercial terms of engineering and construction projects, as well as our execution of our projects compared to their budget. Working capital requirements also vary by project as well as the payment terms agreed to with our clients, vendors and subcontractors. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A typical trend for our lump-sum projects is to have higher cash balances during the initial phases of execution due to deposits paid to us which then diminish toward the end of the construction phase. As a result, our cash position is reduced as customer advances are utilized, unless they are replaced by advances on other projects. We maintain cash reserves and borrowing facilities to provide additional working capital in the event that a project’s net operating cash outflows exceed its available cash balances. As of June 30, 2026, our backlog included $119 million for ongoing legacy projects in a loss position, including approximately $68 million of estimated unfunded losses associated therewith. The comparable amounts at December 31, 2025 were $255 million of backlog and $212 million of unfunded losses. We expect funding on legacy loss projects to be substantially complete by the end of 2026.
Operating cash flow in the 2026 Period included federal and state tax payments totaling $357 million primarily related to the 2025 conversion our shares in NuScale. Operating cash flow for the 2026 Period also included distributions from a large Energy Solutions joint venture and several Mission Solutions joint ventures. During the 2026 Period, we funded $103 million on 2 consolidated infrastructure projects. Our operating cash flow for the 2025 Period was negatively impacted by increases in working capital on several large projects.

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
Proceeds from sales of assets during the 2026 Period included $124 million from the sale of our ownership interest in CFHI compared to $61 million from the sale of Stork's U.K. operations during the 2025 Period.
Investments in partnerships and joint ventures included funding to an infrastructure loss project of $64 million and $85 million during the 2026 Period and 2025 Period, respectively. During the 2025 Period, we also paid $33 million to a different infrastructure joint venture for a legal settlement.
Financing Activities
We have an ongoing stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. During the 2026 Period, we repurchased 17 million shares of common stock under the repurchase program for total consideration of $816 million. Since we restarted the program in the fourth quarter of 2024, a total of 38 million shares have been purchased for $1.7 billion through June 2026.
Capital contributions by NCI represent cash inflows from partners of consolidated partnership or joint ventures created primarily for the execution of single contracts or projects. Capital contributions by NCI during the 2026 Period related to an infrastructure joint venture.
During the 2025 Quarter, we redeemed $36 million of the aggregate outstanding 2028 Notes. The impact on earnings was immaterial.
Letters of Credit
As of June 30, 2026, letters of credit totaling $335 million were outstanding under committed lines of credit. As of June 30, 2026, letters of credit totaling $762 million were outstanding under uncommitted lines of credit including letters of credit totaling $97 million for two lump-sum projects in Kuwait that are substantially complete except for the resolution of unapproved change orders and extension of time claims. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees

The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $12 billion as of June 30, 2026.
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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	3ME June 30,
(in millions)	2026	2025
Backlog, April 1	$25,731	$28,718
New awards	6,103	1,768
Adjustments and cancellations, net(1)	(644)	1,671
Work performed	(4,299)	(3,952)
Backlog, June 30	$26,891	$28,205

	6ME June 30,
(in millions)	2026	2025
Backlog, January 1	$25,536	$28,484
New awards	8,792	7,577
Adjustments and cancellations, net	495	54
Work performed	(7,932)	(7,910)
Backlog, June 30	$26,891	$28,205

(1) Includes the removal of $669 million in backlog related to our recently sold joint venture interest in Mexico.

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
Additional information on matters in dispute may be found in Part I, Item 1 of this Q2 2026 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2025 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended June 30, 2026 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
April 1 — April 30, 2026	1,829,949	$48.61	1,829,949	26,995,620
May 1 — May 31, 2026	2,149,947	46.92	2,149,947	24,845,673
June 1 — June 30, 2026	2,155,951	50.66	2,155,951	22,689,722
Total	6,135,847	$48.74	6,135,847
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
Item 5. Other Information
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 8, 2012).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on November 4, 2022).
10.1	Consulting Agreement dated as of April 26, 2026, between FDEE Consulting, Inc. and Mark E. Fields.* †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
95.1	Mine Safety Disclosure.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q2 2026 10-Q for the three and six months ended June 30, 2026, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.
†    Personal information redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	August 6, 2026	By:	/s/ John C. Regan
John C. Regan
Chief Financial Officer

Date:	August 6, 2026	By:	/s/ James P. Elliott
James P. Elliott
Chief Accounting Officer