Form 10-Q
period 2026-09-30
FLUOR CORP
filed 2026-11-06
CIK 1124198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 30, 2026, 128,184,260 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FLUOR CORPORATION
FORM 10-Q

Glossary of Terms
The abbreviations and definitions set forth below apply to the Fluor-specific terms used throughout this filing.

Abbreviation/Term	Definition
CFHI	COOEC-Fluor Heavy Industries Co., Ltd.
Fluor	Fluor Corporation
ICA-Fluor	ICA-Fluor Daniel, S. de R.L. de C.V., our former joint venture in Mexico
NuScale	NuScale Power Corporation
SGI	Stock growth incentive awards
Stork	Stork Holding B.V. and subsidiaries
The abbreviations and definitions set forth below apply to the indicated terms used throughout this filing.

Abbreviation/Term	Definition
2025 10-K	Annual Report on Form 10-K for the year ended December 31, 2025
2025 Period	Nine months ended September 30, 2025
2025 Quarter	Three months ended September 30, 2025
2026 Period	Nine months ended September 30, 2026
2026 Quarter	Three months ended September 30, 2026
3ME	Three months ended
9ME	Nine months ended
AOCI	Accumulated other comprehensive income (loss)
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFM	Customer-furnished materials
CTA	Currency translation adjustment
DOD	U.S. Department of Defense (also known as Department of War)
DOE	U.S. Department of Energy
EPC	Engineering, procurement and construction
EPS	Earnings (loss) per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
G&A	General and administrative expense
GAAP	Accounting principles generally accepted in the United States
ICFR	Internal control over financial reporting
IT	Information technology
NCI	Noncontrolling interests
NM	Not meaningful
OCI	Other comprehensive income (loss)
PP&E	Property, plant and equipment
RSU	Restricted stock units
RUPO	Remaining unsatisfied performance obligations
SEC	Securities and Exchange Commission
TSR	Total shareholder return
VIE	Variable interest entity

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements
FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	3ME September 30,		9ME September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Revenue	$3,720	$3,368	$11,711	$11,327
Cost of revenue	(3,517)	(3,817)	(11,316)	(11,580)
Gross profit (loss)	203	(449)	395	(253)
G&A	(52)	(43)	(155)	(131)
Gain on sale of our interest in ICA-Fluor and CFHI	73	—	197	—
Foreign currency gain (loss)	1	(4)	13	(47)
Operating profit (loss)	225	(496)	450	(431)
Interest expense	(9)	(11)	(30)	(31)
Interest income	27	24	85	79
Earnings (loss) before taxes	243	(483)	505	(383)
Income tax (expense) benefit(1)	(57)	177	(74)	(536)
Net earnings (loss) before equity method earnings (loss)	186	(306)	431	(919)
Equity method earnings (loss)	—	(401)	44	2,418
Net earnings (loss)	186	(707)	475	1,499
Less: Net earnings (loss) attributable to NCI	28	(10)	43	(23)
Net earnings (loss) attributable to Fluor	$158	$(697)	$432	$1,522

Basic EPS	$1.19	$(4.30)	$3.10	$9.21
Diluted EPS	$1.16	$(4.30)	$3.04	$9.13

The accompanying notes are an integral part of these financial statements.

(1) There was no tax benefit (expense) attributable to equity method earnings in the 2026 Quarter. The tax benefit (expense) attributable to equity method earnings was $18 million, $230 million and $(454) million in the 2026 Period, 2025 Quarter and 2025 Period, respectively.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	3ME September 30,		9ME September 30,
(in millions)	2026	2025	2026	2025
Net earnings (loss)	$186	$(707)	$475	$1,499

OCI, net of taxes:
Foreign currency translation adjustment	(14)	(4)	(45)	68
Ownership share of equity method investees’ OCI	33	—	36	—
Total OCI, net of taxes	19	(4)	(9)	68
Comprehensive income	205	(711)	466	1,567
Less: Comprehensive income (loss) attributable to NCI	28	(10)	43	(23)
Comprehensive income attributable to Fluor	$177	$(701)	$423	$1,590
The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

(in millions, except share and per share amounts)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents ($300 and $328 related to VIEs)	$2,678	$2,135
Marketable securities ($24 and $39 related to VIEs)	401	59
Accounts receivable, net ($123 and $142 related to VIEs)	942	1,073
Contract assets ($56 and $17 related to VIEs)	1,331	1,146
Investment in NuScale	—	1,579
Other current assets ($15 and $26 related to VIEs)	116	450
Total current assets	5,468	6,442
Noncurrent assets
PP&E, net ($38 and $41 related to VIEs)	435	464
Investments	541	543
Other assets ($7 and $17 related to VIEs)	809	787
Total noncurrent assets	1,785	1,794
Total assets	$7,253	$8,236
LIABILITIES AND EQUITY
Current liabilities
Accounts payable ($119 and $205 related to VIEs)	$1,594	$1,482
Contract liabilities ($113 and $254 related to VIEs)	403	633
Accrued salaries, wages and benefits ($11 and $9 related to VIEs)	625	621
Other accrued liabilities ($28 and $31 related to VIEs)	370	642
Total current liabilities	2,992	3,378

Long-term debt	1,058	1,070
Deferred taxes	13	6
Other noncurrent liabilities ($2 and $3 related to VIEs)	491	505

Commitments and contingencies

Equity
Shareholders’ equity
Common stock — authorized 375,000,000 shares ($0.01 par value); issued and outstanding — 130,089,918 and 152,047,739 shares in 2026 and 2025, respectively	1	2
APIC	—	443
AOCI	(274)	(265)
Retained earnings	2,855	3,064
Total shareholders’ equity	2,582	3,244
NCI	117	33
Total equity	2,699	3,277
Total liabilities and equity	$7,253	$8,236

The accompanying notes are an integral part of these financial statements.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	9ME September 30,
(in millions)	2026	2025
OPERATING CASH FLOW
Net earnings	$475	$1,499
Adjustments to reconcile net earnings to operating cash flow:
Equity method earnings, net of taxes	(62)	(1,964)
Depreciation	48	52
Gain on sales of assets (including the sale of our interest in ICA-Fluor and CFHI in 2026)	(197)	(8)
Stock-based compensation	30	24
Deferred taxes	6	(59)
Changes in assets and liabilities	(328)	450
Other	7	(15)
Operating cash flow(1)	(21)	(21)

INVESTING CASH FLOW
Proceeds from the sale of NuScale shares	1,831	414
Purchases of marketable securities	(418)	(88)
Proceeds from sales and maturities of marketable securities	79	168
Capital expenditures	(26)	(38)
Proceeds from sales of assets (including the sale of our interest in ICA-Fluor and CFHI in 2026)	299	63
Investments in partnerships and joint ventures	(101)	(203)
Other	12	—
Investing cash flow	1,676	316

FINANCING CASH FLOW
Repurchase of common stock	(1,116)	(365)
Purchase and retirement of debt	(15)	(37)
Distributions paid to NCI	(40)	(43)
Capital contributions by NCI	82	65
Other	11	(8)
Financing cash flow	(1,078)	(388)

Effect of exchange rate changes on cash	(34)	40
Increase (decrease) in cash and cash equivalents	543	(53)
Cash and cash equivalents at beginning of period	2,135	2,829
Cash and cash equivalents at end of period	$2,678	$2,776

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$33	$35
Cash paid for income taxes (net of refunds)	440	124

The accompanying notes are an integral part of these financial statements.

(1) Operating cash flow in the 2026 Period included federal and state tax payments totaling $357 million primarily related to the 2025 conversion of our shares in NuScale, reflected in changes in assets and liabilities.

FLUOR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
UNAUDITED

(in millions, except per share amounts)	Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2025	152	$2	$443	$(265)	$3,064	$3,244	$33	$3,277
Net earnings	—	—	—	—	160	160	5	165
OCI	—	—	—	(21)	—	(21)	—	(21)
Contributions from NCI, net of distributions	—	—	—	—	—	—	41	41
Stock-based plan activity	1	—	10	—	—	10	—	10
Repurchase of common stock	(11)	(1)	(453)	—	(67)	(521)	—	(521)
BALANCE AS OF MARCH 31, 2026	142	$1	$—	$(286)	$3,157	$2,872	$79	$2,951
Net earnings	—	—	—	—	114	114	9	123
OCI	—	—	—	(7)	—	(7)	—	(7)
Contributions from NCI, net of distributions	—	—	—	—	—	—	11	11
Stock-based plan activity	—	—	10	—	—	10	—	10
Repurchase of common stock	(6)	—	(10)	—	(293)	(303)	—	(303)
BALANCE AS OF JUNE 30, 2026	136	$1	$—	$(293)	$2,978	$2,686	$99	$2,785
Net earnings	—	—	—	—	158	158	28	186
OCI	—	—	—	19	—	19	—	19
Distributions to NCI, net of contributions	—	—	—	—	—	—	(10)	(10)
Stock-based plan activity	—	—	22	—	—	22	—	22
Repurchase of common stock	(6)	—	(22)	—	(281)	(303)	—	(303)
BALANCE AS OF SEPTEMBER 30, 2026	130	$1	$—	$(274)	$2,855	$2,582	$117	$2,699

(in millions, except per share amounts)	Common Stock		APIC	AOCI	Retained Earnings	Total Shareholders' Equity	NCI	Total Equity
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	169	$2	$1,174	$(351)	$3,124	$3,949	$43	$3,992
Net earnings (loss)	—	—	—	—	(241)	(241)	9	(232)
OCI	—	—	—	26	—	26	—	26
Contributions from NCI, net of distributions	—	—	—	—	—	—	8	8
Other NCI transactions	—	—	—	—	—	—	(1)	(1)
Stock-based plan activity	1	—	1	—	—	1	—	1
Repurchase of common stock	(4)	$—	$(144)	$—	$—	$(144)	$—	$(144)
BALANCE AS OF MARCH 31, 2025	166	$2	$1,031	$(325)	$2,883	$3,591	$59	$3,650
Net earnings (loss)	—	—	—	—	2,460	2,460	(22)	2,438
OCI	—	—	—	46	—	46	—	46
Distributions to NCI, net of contributions	—	—	—	—	—	—	(8)	(8)
Stock-based plan activity	—	—	9	—	—	9	—	9
Repurchase of common stock	(4)	—	(153)	—	(4)	(157)	—	(157)
BALANCE AS OF JUNE 30, 2025	162	$2	$887	$(279)	$5,339	$5,949	$29	$5,978
Net earnings (loss)	—	—	—	—	(697)	(697)	(10)	(707)
OCI	—	—	—	(4)	—	(4)	—	(4)
Contributions from NCI, net of distributions	—	—	—	—	—	—	22	22
Stock-based plan activity	—	—	8	—	—	8	—	8
Repurchase of common stock	(1)	—	(70)	—	—	(70)	—	(70)
BALANCE AS OF SEPTEMBER 30, 2025	161	$2	$825	$(283)	$4,642	$5,186	$41	$5,227

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

The financial statements included herein are unaudited. We believe they contain all adjustments of a normal recurring nature which are necessary to fairly present our financial position and our operating results as of and for the periods presented. All significant intercompany transactions of consolidated subsidiaries are eliminated. Certain amounts in tables may not total or agree back to the financial statements due to immaterial rounding differences. We have evaluated all material events occurring subsequent to September 30, 2026 through the filing date of this 10-Q.
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
In September 2025, the FASB issued ASU 2025-06 to make targeted improvements to the guidance on internal use software. This ASU removes all references to project stages in ASC 350-40 and clarifies the threshold that entities apply to begin capitalizing costs. ASU 2025-06 is effective for our annual and quarterly reporting for 2028 and may be applied using a prospective, retrospective or modified transition approach. We are assessing any impact this ASU may have on our future software expenditures.
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

	3ME September 30,		9ME September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net earnings (loss) attributable to Fluor	$158	$(697)	$432	$1,522

Weighted average common shares outstanding	133	162	139	165
Diluted effect:
Stock options, RSUs and performance-based award units	1	—	1	1
Convertible debt (1)	2	—	1	—
Weighted average diluted shares outstanding	136	162	142	167

Basic EPS	$1.19	$(4.30)	$3.10	$9.21
Diluted EPS	$1.16	$(4.30)	$3.04	$9.13

Anti-dilutive securities not included in shares outstanding:
Stock options, RSUs and performance-based award units	1	3	1	1
(1) Holders of our 2029 Notes may convert their notes at a conversion price of $45.37 per share when the stock price exceeds $58.98 for 20 of the last 30 days preceding quarter end. Upon conversion, we will repay the principal amount of the notes in cash and may elect to convey the conversion premium in cash, shares of our common stock or a combination of both. The conversion feature of our 2029 Notes has a dilutive impact on EPS when the average market price of our common stock exceeds the conversion price of $45.37 per share for the quarter. During the 2026 Quarter, the weighted average price of our common stock exceeded $45.37 resulting in the addition of 1.7 million shares to diluted shares outstanding. During the 2025 Quarter, the weighted average price of our common stock was below the minimum conversion price.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
4. Operating Information by Segment and Geographic Area

	3ME September 30,		9ME September 30,
(in millions)	2026	2025	2026	2025
Revenue
Urban Solutions	$2,327	$2,343	$7,668	$6,570
Energy Solutions	679	262	2,090	2,611
Mission Solutions	714	761	1,953	2,120
Other	—	2	—	26
Total revenue	$3,720	$3,368	$11,711	$11,327

Cost of revenue
Urban Solutions	$(2,200)	$(2,297)	$(7,483)	$(6,447)
Energy Solutions	(585)	(793)	(1,834)	(3,077)
Mission Solutions	(659)	(724)	(1,923)	(2,038)
Other	—	(3)	(1)	(19)
Total cost of revenue	$(3,444)	$(3,817)	$(11,242)	$(11,581)

Segment profit
Urban Solutions	$100	$61	$144	$160
Energy Solutions	93	(533)	254	(470)
Mission Solutions	55	34	29	73
Other	—	(1)	(1)	7
Total segment profit (loss)	$248	$(439)	$426	$(230)

G&A	(52)	(43)	(155)	(131)
Gain on sale of our interest in CFHI	—	—	124	—
Foreign currency gain (loss)	1	(4)	13	(47)
Interest income (expense), net	18	13	54	48
Earnings (loss) attributable to NCI	28	(10)	43	(23)
Earnings (loss) before taxes	$243	$(483)	$505	$(383)

Intercompany revenue for our professional staffing business, excluded from revenue above	$56	$58	$163	$178
Urban Solutions. Segment profit increased during the 2026 Quarter due to improved project performance and profitability upon successful milestone achievement on an infrastructure project and the ramp up of execution activities on a life sciences project. Segment profit in the 2026 Quarter included cost growth of $25 million (or $0.18 per share) on a large mining joint venture project. Segment profit in the 2025 Quarter included $25 million (or $0.15 per share) for the delay-related effects on an infrastructure project. Segment profit in the 2026 Period included the second quarter recognition of $44 million (or $0.23 per share) attributable to foreign currency fluctuation, a subcontractor bankruptcy and client-driven changes on a substantially completed infrastructure project and cost growth of $62 million (or $0.44 per share) on the mining joint venture project. Comparatively, segment profit in the 2025 Period included cost growth on 3 infrastructure projects totaling $54 million (or $0.30 per share) related to subcontractor design errors, price escalation and schedule impacts.
Energy Solutions. Segment profit significantly improved during the 2026 Quarter and 2026 Period primarily due to the gain on the sale of ICA-Fluor. Segment profit in the 2025 Quarter and 2025 Period included the reversal of previously recognized revenue of $653 million (or $3.99 per share) for a court ruling on the long-completed Santos project.
Mission Solutions. Segment profit increased during the 2026 Quarter primarily due to improved award fee performance and project contributions within our nuclear portfolio. Segment profit declined during the 2026 Period primarily due to a charge of $100 million (or $0.71 per share), mostly recognized in the first quarter of 2026, resulting from the outcome of a

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
court ruling on a lawsuit filed against us in 2013. Segment profit during the 2025 Period reflected an additional reserve of $28 million (or $0.16 per share) resulting from an adverse ruling on a long-standing claim on a project completed in 2019.
Total assets by segment are as follows:

(in millions)	September 30, 2026	December 31, 2025
Urban Solutions	$1,986	$1,769
Energy Solutions	437	621
Mission Solutions	737	733
Corporate	4,092	3,532
Other	1	1,581
Total assets	$7,253	$8,236
Revenue by project location follows:

	3ME September 30,		9ME September 30,
(in millions)	2026	2025	2026	2025
North America	$2,907	$2,921	$9,102	$8,331
Asia Pacific (includes Australia)	178	(365)	552	257
Europe	455	648	1,588	2,212
Central and South America	136	127	371	412
Middle East and Africa	44	37	98	115
Total revenue	$3,720	$3,368	$11,711	$11,327
5. Income Taxes

The effective tax rate on earnings was 23% for the 2026 Quarter and 13% for the 2026 Period compared to 20% for the 2025 Quarter and 26% for the 2025 Period. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME September 30,		9ME September 30,
(in millions)	2026	2025	2026	2025
U.S. statutory federal income tax expense (benefit)	$51	$(186)	$115	$427
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	3	(11)	(2)	75
Valuation allowance, net	9	71	(39)	79
Foreign tax impacts	8	(55)	(5)	(63)
Noncontrolling interest	(6)	2	(9)	5
Reserve for uncertain tax positions	1	1	(3)	(1)
Other adjustments	(9)	1	17	14
Total income tax expense (benefit)	$57	$(177)	$74	$536
6. Partnerships and Joint Ventures
Many of our partnership and joint venture agreements provide for capital calls to fund operations, as necessary. Investments in a loss position of $134 million and $47 million were included in other accrued liabilities as of September 30, 2026 and December 31, 2025, respectively, and consisted primarily of provisions for anticipated losses on a mining project and an Energy Solutions joint venture as of September 30, 2026 and solely on the same Energy Solutions joint venture as of

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
December 31, 2025. Accounts receivable related to work performed for unconsolidated partnerships and joint ventures included in “Accounts receivable, net” was $241 million and $219 million as of September 30, 2026 and December 31, 2025, respectively.
In July 2026, we sold our ownership interest in ICA-Fluor for proceeds of $175 million, resulting in a pre-tax gain of $73 million and related tax expense of $18 million.
In early 2026, we sold our ownership interest in CFHI for proceeds of $124 million. We recognized a gain of $124 million upon the sale as the investment had previously been fully impaired.
Variable Interest Entities
The aggregate carrying value of unconsolidated VIEs (classified under both "Investments” and “Other accrued liabilities”) was a net asset of $423 million and $425 million as of September 30, 2026 and December 31, 2025, respectively. Some of our VIEs have debt which is non-recourse to us. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding necessary to satisfy the contractual obligations of the VIE. Future funding commitments as of September 30, 2026 for the unconsolidated VIEs were $26 million.
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
The components of equity method earnings (loss) are as follows:

	3ME September 30,		9ME September 30,
(in millions)	2026	2025	2026	2025
Equity method earnings (loss)
Gain (loss) on the fair value of our investment in NuScale	$—	$(401)	$(123)	$2,334
Gain (loss) on the fair value of the forward sale of NuScale shares	—	—	167	—
Other	—	—	—	84
Equity method earnings (loss)	$—	$(401)	$44	$2,418
8. Guarantees
The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $12 billion as of September 30, 2026. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims. The performance guarantee obligation was not material as of September 30, 2026 and December 31, 2025.
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
In March 2026, a federal court jury in the U.S. District Court for South Carolina found in Fluor’s favor on three of four claims brought against it by private plaintiffs (known as “Relators”) alleging violations of the United States False Claims Act concerning Fluor’s support of American and allied warfighters in Afghanistan under a military support contract. On the remaining claim, which involved Fluor’s management of materials, the jury awarded $15 million in damages, which is subject to trebling under the False Claims Act. We filed post-trial motions to set aside the jury verdict and enter judgment in Fluor’s favor. The Relators have asked the Court to increase the jury verdict and for penalties and attorneys’ fees. Post-trial motions are currently pending. Following resolution of those motions, the court will enter a final judgment, which either party may appeal. A final judgment is possible by the fourth quarter of 2026. Although Fluor is challenging the jury verdict, we recognized a charge in the first quarter of 2026 reflecting the jury verdict, Fluor’s historic attorneys’ fees and an estimate of liability for the Relators’ attorneys’ fees.
In February 2026, alleged NuScale Power Corporation shareholders filed a complaint in the U.S. District Court for the District of Oregon against NuScale, two NuScale executives, and Fluor. In July 2026, the plaintiffs filed an amended complaint, adding (among others) two current Fluor employees who are former NuScale directors as individual defendants. The plaintiffs purport to represent a class of shareholders who purchased or otherwise acquired NuScale securities between March 3, 2025, and November 6, 2025, and seek to recover damages arising from alleged violations of federal securities laws. These claims are based on statements concerning NuScale’s relationship with ENTRA1 Energy LLC, which statements the plaintiffs assert were materially misleading. Plaintiffs allege Fluor failed to prevent or correct the challenged statements and then benefited from insider trading before they were corrected. We intend to contest these claims and filed a motion to dismiss in September 2026.
There have been no substantive changes to the disclosures for the following commitments and contingencies since the matter was presented in the 2025 10-K.
Fluor Australia Ltd., our wholly-owned subsidiary (“Fluor Australia”), completed a cost reimbursable engineering, procurement and construction management services project for Santos Ltd. (“Santos”) involving a large network of natural gas gathering and processing facilities in Queensland, Australia. On December 13, 2016, Santos filed an action in Queensland Supreme Court (the “Court”) against Fluor Australia, asserting various causes of action and seeking damages and/or a refund of contract proceeds paid of AUD $1.47 billion. Santos joined Fluor to the matter on the basis of a parent company guarantee issued for the project. On July 14, 2023, a panel of 3 referees appointed by the Court (the "Panel”) recommended judgment for Santos on claims that the Panel valued at approximately AUD $790 million excluding interest and costs. While the project contract contains a liability cap of approximately AUD $236 million, the Panel found that the liability cap did not apply to Santos’s claims. Following interim applications and hearings, in August 2025, the Court generally accepted the recommendations of the Panel. In December 2025, we made a payment to Santos of $649 million, net of GST, in accordance

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
with the Court’s orders. Santos’s legal fees will be assessed in a separate process. After allowing for committed insurance proceeds and reserves, we recognized a reduction to revenue of $643 million reflecting the net estimated impact of the judgment. Discussions with our insurers are ongoing and, if successful, may further reduce the ultimate obligation. We have appealed the Court's decision to the Queensland Court of Appeal and the appeal hearing concluded in August 2026. We expect a decision in or before the first quarter of 2027. In mid-October 2025, five of our more than 30 insurers filed a complaint in the Superior Court of California, County of Orange, disputing coverage by seeking various declaratory judgments. We have reached an agreement with these carriers to dismiss the action without prejudice subject to a standstill/tolling agreement.
In September 2025, purported shareholders filed a complaint against Fluor and certain of its current and former executives in the U.S. District Court for the Northern District of Texas. The plaintiffs purport to represent a class of shareholders who purchased or otherwise acquired Fluor securities between February 18, 2025 and July 31, 2025, and seek to recover damages arising from alleged violations of federal securities laws. These claims are based on statements concerning market conditions, rising costs on three infrastructure projects and the effectiveness of our risk mitigation strategies, which statements the plaintiffs assert were materially misleading. We intend to contest these claims, and are awaiting a decision from the Court in respect of our motion to dismiss, upon which briefing was completed in August 2026.
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
10. Contract Assets and Liabilities

The following summarizes information about our contract assets and liabilities:

(in millions)	September 30, 2026	December 31, 2025
Information about contract assets:
Contract assets
Unbilled receivables - reimbursable contracts	$1,233	$1,100
Contract work in progress - lump-sum contracts	98	46
Contract assets	$1,331	$1,146

	9ME September 30,
(in millions)	2026	2025
Information about contract liabilities:
Revenue recognized that was included in contract liabilities as of January 1	$572	$541
We periodically evaluate our project forecasts and the amounts recognized with respect to claims. We include estimated amounts for claims in project revenue to the extent it is probable we will realize those amounts. As of September 30, 2026 and December 31, 2025, we had recorded $226 million and $214 million, respectively, of revenue associated with claims for costs incurred to date. Additional costs, which will increase this balance over time, are expected to be incurred in future periods. We had $97 million and $105 million of back charges that may be disputed as of September 30, 2026 and December 31, 2025, respectively.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
11. Remaining Unsatisfied Performance Obligations
We estimate that our RUPO will be satisfied over the following periods:

(in millions)	September 30, 2026
Within 1 year	$12,928
1 to 2 years	8,773
Thereafter	11,626
Total RUPO	$33,327
12. Debt and Letters of Credit
Debt consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Credit facility borrowings	$—	$—

Senior Notes
2028 Notes (4.250% Senior Notes)	491	506
Unamortized discount and deferred financing costs	(1)	(2)
2029 Notes (1.125% Convertible Senior Notes)	575	575
Unamortized deferred financing costs	(7)	(9)
Total debt	$1,058	$1,070

Credit Facility
As of September 30, 2026, letters of credit totaling $572 million were outstanding under our $2.2 billion credit facility, which matures in February 2028. As of September 30, 2026, we had not made any borrowings under our credit facility line and maintained a borrowing capacity of $925 million.
Uncommitted Lines of Credit
As of September 30, 2026, letters of credit totaling $716 million were outstanding under uncommitted lines of credit.
Redemption of 2028 Notes
During the 2026 and 2025 Periods, we redeemed $15 million and $37 million, respectively, of the aggregate outstanding 2028 Notes, with an immaterial impact on earnings in both periods.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
13. Fair Value Measurements
The following table delineates assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2026				December 31, 2025
	Fair Value Hierarchy				Fair Value Hierarchy
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment in NuScale(1)	$—	$—	$—	$—	$1,579	$1,579	$—	$—
NuScale forward contracts(2)	—	—	—	—	208	—	208	—
_________________________________________________________
(1) We recognized the fair value of our investment in NuScale on a mark-to-market basis based upon the prevailing price of their stock on our balance sheet dates. As of September 30, 2026, we no longer held an investment in NuScale. Our investment in NuScale consisted of 111 million shares as of December 31, 2025.
(2)     In February 2026, we entered into 3 variable price forward sale agreements (described elsewhere) for our NuScale shares. The fair value of these forward contracts, which met the definition of a derivative, represented the difference between the closing price of NuScale at the balance sheet date and the year-to-date settlement price calculated per the agreement plus a discounted growth assumption through the estimated settlement date. These forward contracts were fully settled in April 2026. As a result, no derivative asset remained as of September 30, 2026. The derivative assets were included in other current assets on the balance sheet as of December 31, 2025.
The following summarizes information about financial instruments that are not required to be measured at fair value:

		September 30, 2026		December 31, 2025
(in millions)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash(1)	Level 1	$2,080	$2,080	$1,480	$1,480
Cash equivalents(2)	Level 2	598	598	655	655
Marketable securities(2)	Level 2	401	401	59	59
Liabilities:
2028 Senior Notes(3)	Level 2	$490	475	$504	$503
2029 Senior Notes(3)	Level 2	568	715	566	657
_________________________________________________________
(1)    Cash consists of bank deposits. Carrying amounts approximate fair value.
(2)    Cash equivalents and marketable securities primarily consist of time deposits. Carrying amounts approximate fair value because of the short-term maturity of these instruments. Amortized cost is not materially different from the fair value.
(3)    The fair value of the Senior Notes was estimated based on quoted market prices and Level 2 inputs.
14. Stock-Based Compensation
Our executive and director stock-based compensation plans are described more fully in the 2025 10-K.
Equity Awards
Performance-based award units totaling 170,109 and 278,193 were awarded to most officers, including all Section 16 officers, during the 2026 and 2025 Periods, respectively. These awards generally cliff vest after 3 years and contain annual performance conditions for each of the 3 years of the vesting period. Under GAAP, performance-based elements of such awards are not deemed granted until the performance targets have been established. The performance targets for each year are generally established in the first quarter.

FLUOR CORPORATION
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
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

	Performance-based Award Units Granted in 2026	Weighted Average Grant Date Fair Value Per Share
2026 Performance Award Plan	221,031	$57.65
2025 Performance Award Plan	209,391	$37.96
2024 Performance Award Plan	120,397	$41.46
For awards granted under these performance award plans, the number of units are adjusted at the end of each performance period based on attainment of certain performance targets and on market conditions, pursuant to the terms of the award agreements. As of September 30, 2026, there were 140,888 shares associated with performance awards that had been awarded to employees, but which are not deemed granted due to the underlying performance targets having not yet been established.
Liability Awards
SGI awards granted to executives vest and become payable at a rate of 1/3 of the total award each year. Performance-based awards were awarded to non-Section 16 executives and will be settled in cash on a single date each year.

	Location in Statement of Operations	3ME September 30,		9ME September 30,
(in millions)		2026	2025	2026	2025
SGI awards	G&A	$2	$(1)	$16	$8
Performance-based awards for non-Section 16 executives	G&A	2	2	14	4

Liabilities (in millions)	Location on Balance Sheet	September 30, 2026	December 31, 2025
SGI awards	Accrued salaries, wages and benefits and other noncurrent liabilities	$22	$29
Performance-based awards for non-Section 16 executives	Accrued salaries, wages and benefits and other noncurrent liabilities	24	22

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
Developments in Our Business
We continue to see strong client engagement across many of our end markets. During the 2026 Quarter, we received final notice to proceed on LNG Canada Phase 2 and booked an award for $7.5 billion. We also secured several mining project awards, further reinforcing our position in key growth sectors. Our pipeline of opportunities continues to strengthen, particularly where demand in energy, commodities and advanced technologies are driving investment. We continue to closely monitor broader geopolitical dynamics and escalating regional tensions, developments in the Middle East and Venezuela, while assessing their potential impact on business opportunities and risk exposure.
In July 2026, we sold our ownership interest in ICA-Fluor for proceeds of $175 million, resulting in a pre-tax gain of $73 million and related tax expense of $18 million. This divestiture does not meet the criteria for discontinued operations treatment.
In early 2026, we sold our ownership interest in CFHI for proceeds of $124 million and recognized a gain of $124 million upon the sale as the investment had previously been fully impaired.
We completed the sale of 71 million shares of NuScale in February 2026 for proceeds of $1.35 billion and the sale of the final 40 million shares of NuScale in April 2026 for proceeds of $473 million. Since September 2025, sales of our NuScale shares have generated $2.43 billion in cash, or $2.1 billion after tax.

Results of Operations

	3ME September 30,				9ME September 30,
(in millions)	2026		2025		2026		2025
Revenue(1)
Urban Solutions	$2,327		$2,343		$7,668		$6,570
Energy Solutions	679		262		2,090		2,611
Mission Solutions	714		761		1,953		2,120
Other	—		2		—		26
Total revenue	$3,720		$3,368		$11,711		$11,327

Segment profit (loss) $ and margin %
Urban Solutions	$100	4.3%	$61	2.6%	$144	1.9%	$160	2.4%
Energy Solutions	93	13.7%	(533)	NM	254	12.2%	(470)	(18.0)%
Mission Solutions	55	7.7%	34	4.5%	29	1.5%	73	3.4%
Other	—	NM	(1)	NM	(1)	NM	7	NM
Total segment profit (loss) $ and margin %(2)	$248	6.7%	$(439)	(13.0)%	$426	3.6%	$(230)	(2.0)%

G&A	(52)		(43)		(155)		(131)
Gain on sale of our interest in CFHI	—		—		124		—
Foreign currency gain (loss)	1		(4)		13		(47)
Interest income, net	18		13		54		48
Earnings (loss) attributable to NCI	28		(10)		43		(23)
Earnings (loss) before taxes	243		(483)		505		(383)
Income tax (expense) benefit(3)	(57)		177		(74)		(536)
Net earnings (loss) before equity method earnings (loss)	186		(306)		431		(919)
Equity method earnings (loss)	—		(401)		44		2,418
Net earnings (loss)	186		(707)		475		1,499
Less: Net earnings (loss) attributable to NCI	28		(10)		43		(23)
Net earnings (loss) attributable to Fluor	$158		$(697)		$432		$1,522

New awards
Urban Solutions	$1,991		$1,760		$7,307		$7,946
Energy Solutions	7,716		222		8,632		1,085
Mission Solutions	1,165		1,271		3,725		1,798
Other	—		—		—		—
Total new awards	$10,872		$3,253		$19,664		$10,829

New awards related to projects located outside of the U.S.	85%		30%		66%		22%

(in millions)	September 30, 2026	December 31, 2025
Backlog (4)
Urban Solutions	$19,172	$18,746
Energy Solutions	10,679	4,601
Mission Solutions	4,454	2,189
Other	—	—
Total backlog	$34,305	$25,536

Backlog related to projects located outside of the U.S.	56%	40%
Backlog related to reimbursable projects	69%	81%
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
Such at-cost revenue is generally reflected in our project estimates at equivalent amounts within the revenue and cost elements. Therefore, we believe our adjusted net revenue represents the basis for which we earn fees for our professional services. Others in our industry may have similar terms that they use to similarly measure the earnings power of their services. Even though our involvement with at-cost revenue elements as a principal gives rise to their inclusion in our consolidated revenue, the absence of meaningful markup to them elevates the importance of this non-GAAP analysis. During the 2026 and 2025 Quarters, at-cost revenue was approximately $1.7 billion and $1.8 billion, respectively (or approximately 46% and 45% of consolidated revenue). During 2026 and 2025 Periods, at-cost revenue was approximately $6.0 billion and $5.4 billion, respectively (or approximately 51% and 45% of consolidated revenue, respectively). Excluding the amounts of at-cost revenue from both GAAP revenue and from project cost yields an amount that we call adjusted net margin.
(2)Total segment profit and margin are non-GAAP financial measures. We believe that total segment profit provides a meaningful perspective on our results as it is the aggregation of individual segment profit measures that we use to evaluate and manage our performance.
(3)There was no tax benefit (expense) attributable to equity method earnings in the 2026 Quarter. The tax benefit (expense) attributable to equity method earnings was $18 million, $230 million and $(454) million in the 2026 Period, 2025 Quarter and 2025 Period, respectively.
(4)Backlog at September 30, 2026 increased compared to backlog at December 31, 2025 due to several large awards booked during the 2026 Period including LNG Canada Phase 2 and a multi-year, EPC contract for a uranium enrichment facility. Backlog may include significant estimated amounts of third-party, subcontracted, CFM and pass-through costs. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods. Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur.
Revenue increased in the 2026 Period primarily due to the ramp up of execution activities on a life sciences project, a metals project and LNG Canada Phase 2, partially offset by a decline in execution activity for projects nearing completion including LNG Canada Phase 1. The increase in revenue in the 2026 Quarter and 2026 Period was also driven by the reversal of previously recognized revenue of $653 million in the 2025 Quarter and 2025 Period for a court ruling on the long-completed Santos project.
Earnings before taxes increased during the 2026 Quarter and 2026 Period driven by the gain on the sale of our interest in ICA-Fluor and the Santos revenue reversal recognized in the 2025 Quarter. The increase in earnings before taxes during the 2026 Period was further bolstered by the gain on the sale of our interest in CFHI and improvements on infrastructure projects partially offset by the impact of an unfavorable court ruling on a DOD project and cost growth on a large mining joint venture project.
The effective tax rate on earnings was 23% for the 2026 Quarter and 13% for the 2026 Period compared to 20% for the 2025 Quarter and 26% for the 2025 Period. A reconciliation of U.S. statutory federal income tax expense to income tax expense follows:

	3ME September 30,		9ME September 30,
(In millions)	2026	2025	2026	2025
U.S. statutory federal income tax expense (benefit)	$51	$(186)	$115	$427
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal income tax effects	3	(11)	(2)	75
Valuation allowance, net	9	71	(39)	79
Foreign tax impacts	8	(55)	(5)	(63)
Noncontrolling interest	(6)	2	(9)	5
Reserve for uncertain tax positions	1	1	(3)	(1)
Other adjustments	(9)	1	17	14
Total income tax expense (benefit)	$57	$(177)	$74	$536
Segment Operations
Urban Solutions
Revenue in the 2026 Quarter was consistent with revenue in the 2025 Quarter. Revenue increased during the 2026 Period due to the ramp up of execution activities on a life sciences project and a metals project. During the 2026 and 2025 Quarters, at-cost revenue for Urban Solutions was approximately $1.3 billion and $1.4 billion, respectively (or approximately 57% and 59% of their segment revenue). During the 2026 and 2025 Periods, at-cost revenue for Urban Solutions was approximately $4.8 billion and $3.8 billion, respectively (or approximately 62% and 58% of their segment revenue).
Segment profit and profit margin increased during the 2026 Quarter due to improved project performance and profitability upon successful milestone achievement on an infrastructure project and the ramp up of execution activities on a life sciences project. Segment profit in the 2026 Quarter included cost growth of $25 million on a large mining joint venture project. Segment profit in the 2025 Quarter included $25 million for the delay-related effects on an infrastructure project. Segment profit in the 2026 Period included the second quarter recognition of $44 million attributable to foreign currency fluctuation, a subcontractor bankruptcy and client-driven changes on a substantially completed infrastructure project and cost growth of $62 million on the mining joint venture project. Comparatively, segment profit in the 2025 Period included cost growth on 3 infrastructure projects totaling $54 million related to subcontractor design errors, price escalation and schedule impacts.
New awards increased during the 2026 Quarter and included 2 large mining awards. Backlog as of September 30, 2026 increased compared to backlog at December 31, 2025 due to the new award activity in the 2026 Period. Our staffing business does not report new awards or backlog.
Energy Solutions
Revenue increased during the 2026 Quarter primarily due to the reversal of previously recognized revenue in the 2025 Quarter for a court ruling related to the long-completed Santos project. Revenue decreased during the 2026 Period primarily due to a decline in execution activity for projects nearing completion including LNG Canada Phase 1 partially offset by the initial execution activities on Phase 2. During the 2026 and 2025 Quarters, at-cost revenue for Energy Solutions was approximately $303 million and $337 million, respectively (or approximately 45% and 37% of their segment revenue excluding the Santos revenue reversal in 2025). During the 2026 and 2025 Periods, at-cost revenue for Energy Solutions was approximately $939 million and $1.3 billion, respectively (or approximately 45% and 41% of their segment revenue excluding the Santos revenue reversal in 2025).
Segment profit and profit margin significantly improved during the 2026 Quarter and 2026 Period primarily due to the gain on the sale of ICA-Fluor. Segment profit in the 2025 Quarter and 2025 Period included the reversal of previously recognized revenue of $653 million for a court ruling on the long-completed Santos project.
New awards in the 2026 Quarter significantly increased primarily due to the LNG Canada Phase 2 award, which also drove an increase in backlog for the 2026 Period.
Mission Solutions
Revenue declined slightly during the 2026 Quarter and 2026 Period largely due to a reduction in overall services volume within our portfolio of DOE projects as well as for natural disaster relief services, offset by contributions from our nuclear portfolio. During the 2026 and 2025 Quarters, at-cost revenue for Mission Solutions was approximately $80 million and $100 million, respectively (or approximately 11% and 13% of their segment revenue). During the 2026 and 2025 Periods, at-cost revenue for Mission Solutions was approximately $243 million and $310 million, respectively (or approximately 12% and 15% of their segment revenue).
Segment profit and profit margin increased during the 2026 Quarter primarily due to improved award fee performance and project contributions within our nuclear portfolio. Segment profit and profit margin declined during the 2026 Period primarily due to a charge of $100 million, mostly recognized in the first quarter of 2026, resulting from the outcome of a court ruling on a lawsuit filed against us in 2013. Segment profit during the 2025 Period reflected an additional reserve of $28 million resulting from an adverse ruling on a long-standing claim on a project completed in 2019.
New awards decreased during the 2026 Quarter compared to the 2025 Quarter. New awards in the 2026 Quarter included the extension of the Savannah River DOE contract. Backlog included $900 million and $1.0 billion of unfunded government contracts as of September 30, 2026, and December 31, 2025, respectively. Unfunded backlog reflects our estimate of future revenue under awarded government contracts for which funding has not yet been appropriated. We do not report new awards or backlog for projects related to our equity method investments even though these awards may be significant contributors to earnings in future periods.
G&A

	3ME September 30,		9ME September 30,
(in millions)	2026	2025	2026	2025
G&A
Compensation	$40	$23	$115	$74
Facilities	—	1	8	2
Legal & professional fees	4	7	9	17
Reserve for legacy legal claims	1	—	5	4
Severance and restructuring costs	—	14	3	27
Other	7	(2)	15	7
G&A	$52	$43	$155	$131
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

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity arises from available cash and cash equivalents and marketable securities, cash generated from operations, capacity under our credit facility and, when necessary, access to capital markets. In 2026, liquidity was positively impacted by proceeds from the sales of NuScale shares and certain joint venture interests. We have committed and uncommitted lines of credit available for revolving loans and letters of credit. We believe that for at least the next 12 months, anticipated cash generated from operations, along with our unused credit capacity and cash position, is sufficient to support operating requirements and debt maturities. We regularly review our sources and uses of liquidity and may pursue opportunities to address our liquidity needs. We will begin negotiations during the fourth quarter of 2026 to extend or renew our existing credit facility in the first quarter of 2027, subject to market conditions.
Our credit facility contains provisions that will require us to provide collateral to secure the facility should we be downgraded to BB by S&P and Ba2 by Moody's, which is a one notch downgrade from both agencies' current ratings. If we were required to provide collateral, it would consist broadly of liens on our U.S. assets.
As of September 30, 2026, letters of credit totaling $572 million were outstanding under our $2.2 billion credit facility, which matures in February 2028. This credit facility contains customary financial covenants, including a debt-to-capitalization ratio that cannot exceed 0.60 to 1.00, based upon total shareholders' equity excluding AOCI, a limitation on the aggregate amount of debt of the greater of $750 million or €750 million for our subsidiaries, and a minimum liquidity threshold of $1.1 billion, all as defined in the amended credit facility, which may be reduced to $1.0 billion upon the repayment of debt. Borrowings under the facility, which may be denominated in USD, EUR or GBP, bear interest at a base rate, plus an applicable borrowing margin. As of September 30, 2026 and through the issuance of this 10-Q, we had not made any borrowings under our credit facility. We have a sub-limit of up to $1.0 billion in aggregate cash advances and financial letters of credit available to us under our credit facility with a current borrowing capacity of $925 million.
Cash and cash equivalents combined with marketable securities were $3.1 billion and $2.2 billion as of September 30, 2026 and December 31, 2025, respectively. Cash and cash equivalents are held in numerous accounts throughout the world to fund our global project execution activities. Non-U.S. cash and cash equivalents amounted to $828 million as of September 30, 2026 and $820 million as of December 31, 2025. Non-U.S. cash and cash equivalents exclude deposits of U.S. legal entities that are invested in offshore, overnight accounts or short-term time deposits, to which there is unrestricted access.
Cash and cash equivalents held by our consolidated variable interest entities (which totaled $300 million and $328 million as of September 30, 2026 and December 31, 2025, respectively) were not necessarily readily available for general purposes. We do not include our share of cash held by our proportionately consolidated joint ventures and partnerships in our consolidated cash balances even though these amounts may be significant. We also consider the extent to which client advances (which totaled $14 million as of both September 30, 2026 and December 31, 2025, respectively) are likely to be sustained or consumed over the near term for project execution activities and the cash flow requirements of our various foreign operations. In some cases, it may not be financially efficient to move cash and cash equivalents between countries due to statutory dividend limitations and/or adverse tax consequences. We did not consider any cash to be permanently reinvested outside the U.S. as of September 30, 2026 and December 31, 2025, other than unremitted earnings required to meet our working capital and long-term investment needs in non-U.S. foreign jurisdictions where we operate.
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
During 2026, we spent $1.1 billion to repurchase and cancel over 23 million shares of common stock under our repurchase program. In February 2026, our board authorized a 30 million share expansion to the repurchase program. Approximately 17 million shares could still be purchased under the program as of September 30, 2026. We are targeting approximately $1.4 billion in share repurchases in 2026.

Cash Flows

	9ME September 30,
(in millions)	2026	2025
OPERATING CASH FLOW	$(21)	$(21)

INVESTING CASH FLOW
Proceeds from the sale of NuScale shares	1,831	414
Proceeds from sales and maturities (purchases) of marketable securities	(339)	80
Capital expenditures	(26)	(38)
Proceeds from sales of assets (including the sale of our interest in ICA-Fluor and CFHI in 2026)	299	63
Investments in partnerships and joint ventures	(101)	(203)
Other	12	—
Investing cash flow	1,676	316

FINANCING CASH FLOW
Repurchase of common stock	(1,116)	(365)
Purchase and retirement of debt	(15)	(37)
Distributions paid to NCI	(40)	(43)
Capital contributions by NCI	82	65
Other	11	(8)
Financing cash flow	(1,078)	(388)

Effect of exchange rate changes on cash	(34)	40
Increase (decrease) in cash and cash equivalents	543	(53)
Cash and cash equivalents at beginning of period	2,135	2,829
Cash and cash equivalents at end of period	$2,678	$2,776

Cash paid during the period for:
Interest	$33	$35
Income taxes (net of refunds)	440	124
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
Operating cash flow in the 2026 Period included federal and state tax payments totaling $357 million related to the 2025 conversion of our shares in NuScale. Operating cash flow for the 2026 Period also included distributions from a large Energy Solutions joint venture and several Mission Solutions joint ventures. During the 2026 Period, we funded $98 million on 2 consolidated infrastructure projects. Our operating cash flow for the 2025 Period was negatively impacted by lower earnings. Operating cash flow for the 2025 Quarter significantly improved primarily due to decreases in working capital on several large projects as well as distributions from a large Energy Solutions joint venture.

Investing Activities
In February 2026, we completed the sale of 71 million shares of NuScale via a variable price forward sale agreement, generating total proceeds of $1.35 billion. We also completed the sale of the final 40 million shares of NuScale in April 2026 for total proceeds of $473 million. During the 2025 Period, we sold 10 million of shares in NuScale for net proceeds of $414 million.
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
Proceeds from sales of assets during the 2026 Period included $175 million from the sale of our ownership interest in ICA-Fluor and $124 million from the sale of our ownership interest in CFHI compared to $61 million from the sale of Stork's U.K. operations during the 2025 Period.
Investments in partnerships and joint ventures included funding to an infrastructure loss project of $64 million and $120 million during the 2026 Period and 2025 Period, respectively. Investments in partnerships and joint ventures in the 2025 Period also included $38 million in funding on an Energy Solution joint venture and $33 million in funding to a separate infrastructure joint venture to make a legal settlement payment.
Financing Activities
We have an ongoing stock repurchase program, authorized by our Board of Directors, to purchase shares in the open market or privately negotiated transactions at our discretion. During the 2026 Period, we repurchased over 23 million shares of common stock under the repurchase program for total consideration of $1.1 billion. Since we restarted the program in the fourth quarter of 2024, a total of 44 million shares have been purchased for $2.0 billion through September 2026.
Capital contributions by NCI represent cash inflows from partners of consolidated partnership or joint ventures created primarily for the execution of single contracts or projects. Capital contributions by NCI during the 2026 Period related to an infrastructure joint venture.
During the 2026 and 2025 Periods, we redeemed $15 million and $37 million, respectively, of the aggregate outstanding 2028 Notes, with an immaterial impact on earnings in both periods.
Letters of Credit
As of September 30, 2026, letters of credit totaling $572 million were outstanding under committed lines of credit. As of September 30, 2026, letters of credit totaling $716 million were outstanding under uncommitted lines of credit including letters of credit totaling $60 million for two lump-sum projects in Kuwait that are substantially complete except for the resolution of unapproved change orders and extension of time claims. Letters of credit are ordinarily provided to indemnify our clients if we fail to perform our obligations under our contracts. Surety bonds may be used as an alternative to letters of credit.
Guarantees

The maximum potential amount of future payments that we could be required to make under outstanding performance guarantees, which represents the remaining cost of work to be performed, was estimated to be $12 billion as of September 30, 2026.
Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to market risk during the 2026 Period. Accordingly, our disclosures provided in the 2025 10-K remain relevant.

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

FLUOR CORPORATION
CHANGES IN CONSOLIDATED BACKLOG
UNAUDITED

	3ME September 30,
(in millions)	2026	2025
Backlog, July 1	$26,891	$28,205
New awards	10,872	3,253
Adjustments and cancellations, net	231	143
Work performed	(3,689)	(3,365)
Backlog, September 30	$34,305	$28,236

	9ME September 30,
(in millions)	2026	2025
Backlog, January 1	$25,536	$28,484
New awards	19,664	10,829
Adjustments and cancellations, net	725	198
Work performed	(11,620)	(11,275)
Backlog, September 30	$34,305	$28,236

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
Additional information on matters in dispute may be found in Part I, Item 1 of this Q3 2026 10-Q.
Item 1A. Risk Factors
There have been no material changes from our risk factors as disclosed in the 2025 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    The following table provides information for the quarter ended September 30, 2026 about purchases by the company of equity securities that have been registered pursuant to Section 12 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program (1)
July 1 — July 31, 2026	1,823,396	$50.11	1,823,396	20,866,326
August 1 — August 31, 2026	1,892,221	52.45	1,892,221	18,974,105
September 1 — September 30, 2026	2,044,747	53.43	2,044,747	16,929,358
Total	5,760,364	$52.06	5,760,364
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
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information
During the quarter ended September 30, 2026, the following individuals adopted or terminated Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act:

•On August 25, 2026, Tracey H. Cook, Chief Human Resources Officer, adopted a 10b5-1 trading arrangement providing for the exercise of up to 2,811 stock options (including the sale of the underlying shares of common stock), subject to certain conditions, which will terminate on February 23, 2027.
•On August 26, 2026, Anthony Morgan, Business Group President, Urban Solutions, terminated a 10b5-1 trading arrangement previously adopted on December 5, 2025. The terminated plan provided for exercise of up to 3,426 stock options (including the sale of the underlying shares of common stock), subject to certain conditions.
•On August 27, 2026, Anthony Morgan, Business Group President, Urban Solutions, adopted a 10b5-1 trading arrangement for the sale of up to 8,586 shares of common stock and the exercise of up to 3,426 stock options (and the sale of the underlying shares of common stock), subject to certain conditions, which will terminate on December 31, 2027.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on May 8, 2012).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K (Commission file number 1-16129) filed on November 4, 2022).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	The cover page from the Company's Q3 2026 10-Q for the three and nine months ended September 30, 2026, formatted in Inline XBRL (included in the Exhibit 101 attachments).*
_______________________________________________________________________
*    New exhibit filed with this report.
†    Personal information redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUOR CORPORATION

Date:	November 5, 2026	By:	/s/ John C. Regan
John C. Regan
Chief Financial Officer

Date:	November 5, 2026	By:	/s/ James P. Elliott
James P. Elliott
Chief Accounting Officer